Form 10-K
period 2015-06-30
ETF Managers Group Commodity Trust I
filed 2015-09-25
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2015.

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

(908) 897-0518

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Shares of Sit Rising Rate ETF	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2015 was: $183,836.

The registrant had 300,040 outstanding shares as of September 1, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

ETF Managers Group Commodity Trust I

Part I

Item 1.	Business.

The Trust and the Fund

The Sit Rising Rate ETF (the “Fund”), a series of the ETF Managers Group Commodity Trust I (the “Trust”), is an exchange traded fund that issues shares that trade on the NYSE Arca stock exchange (“NYSE Arca”). The Fund commenced investment operations on February 19, 2015. The Trust was established on July 23, 2014 and is organized as a series trust pursuant to the Delaware Statutory Trust Act. The Fund is currently the sole series of the Trust. Additional series may be designated in the future.

The principal office of the Trust and Fund is located at 35 Beechwood Road, Suite 2B, Summit, NJ 07901. The telephone number is (844) 383-6477.

The Fund’s Investment Objective

The Fund’s investment objective is to profit from rising interest rates by tracking the performance of a portfolio (the “Benchmark Portfolio”) consisting of exchange traded futures contracts and options on futures on 2, 5 and 10 year U.S. Treasury securities (“Treasury Instruments”) weighted to achieve a targeted negative 10 year average effective portfolio duration (the “Benchmark Component Instruments”). The Fund seeks to achieve its investment objective by investing in the Benchmark Component Instruments currently constituting the Benchmark Portfolio. The Benchmark Portfolio is maintained by Sit Fixed Income Advisors II, LLC (“Sit”), which also serves as the Fund’s commodity trading advisor. The Benchmark Portfolio will be rebalanced, reconstituted, or both, monthly (typically on the 15th of each month, or on the next business day if the 15th is a holiday, weekend, or other day on which the national stock exchanges are closed) to maintain a negative 10 year average effective duration. The Benchmark Portfolio and the Fund will each maintain a short position in Treasury Instruments. The Fund does not use futures contracts or options to obtain leveraged investment results. The Fund will not invest in swaps or other over-the-counter derivative instruments.

The Sponsor

The Fund is managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a single member limited liability company that was formed in the state of Delaware on June 12, 2014. The Fund pays the Sponsor a management fee (the “Management Fee”). The Sponsor maintains its main business office at 35 Beechwood Road, Suite 2B, Summit, NJ 07901. The Sponsor’s telephone number is (844) 383-6477.

The Fund is a “commodity pool” as defined by the Commodity Exchange Act (“CEA”). Consequently, the Sponsor has registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

The Sponsor is a wholly-owned subsidiary of Exchange Traded Managers Group LLC (“ETFMG”), a limited liability company domiciled and headquartered in New Jersey.

The Commodity Trading Advisor

Sit serves as the Fund’s commodity trading advisor (“CTA”). Sit is a Delaware limited liability company and a subsidiary of Sit Investment Associates, Inc. Sit Investment Associates, Inc. was founded in July 1981 by Eugene C. Sit and is a Minnesota corporation.

Sit is registered as a CTA with the CFTC and is a member of the NFA.

Sit provides its services to the Fund under a Licensing and Services Agreement with the Sponsor. Under this agreement, Sit has agreed to compose and maintain the Benchmark Portfolio and license to the Sponsor the use of the Benchmark Portfolio.

Significant Shareholders

Prior to the Fund’s commencing operations, Sit made an initial investment of $5,000,000 in exchange for 200,000 shares of the Fund. As of June 30, 2015, Sit was the Fund’s primary shareholder. The shares purchased by Sit are redeemable by Sit on the same terms and conditions as those applicable to firms authorized to purchase and redeem Fund shares. If Sit were to redeem its shares before the Fund sells sufficient additional shares, such sale could have a material adverse affect on the Fund and its shareholders, including its ability to achieve its investment objective.

Investing Strategy

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

The relative weightings of the Benchmark Component Instruments will be shifted between maturities when there are material changes in the shape of the yield curve, for example, if the Federal Reserve began raising short term interest rates more than long term interest rates. In such an instance, Sit, which maintains the Benchmark Portfolio, will increase the weightings of the 2 year and reduce the weighting in the 10 year maturity Treasury Instruments. Conversely, Sit will do the opposite if the Federal Reserve began raising long term interest rates more than short term interest rates. Reconstitution, rebalancing, or both, each will occur monthly as discussed above or if there are radical changes in the yield curve such that effective duration is outside of a range from negative nine to negative 11-year average effective duration, in which case Sit will adjust the maturities of the Treasury Instruments before the next expected monthly reconstitution.

The Sponsor anticipates that approximately 5% to 15% of the Fund’s assets will be used as payment for or collateral for Treasury Instruments. The Fund will post margin from such assets to its futures commission merchant (“FCM”), SG Americas Securities, LLC, in an amount equal to the margin required by the relevant exchange, and transfer to its FCM any additional amounts that may be separately required by the FCM. When establishing positions in Treasury Instruments, the Fund will be required to deposit initial margin with a value of approximately 3% to 10% of the value of each Treasury Instrument position at the time it is established. These margin requirements are subject to change from time to time by the exchange or the FCM. On a daily basis, the Fund will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Treasury Instruments positions. Any assets not required to be posted as margin with the FCM will be held at the Fund’s custodian in cash or cash equivalents.

The Benchmark Portfolio will consist of the Benchmark Component Instruments and rebalanced, reconstituted, or both to maintain a negative average effective portfolio duration of approximately 10 years. Duration is a measure of estimated price sensitivity relative to changes in interest rates. Portfolios with longer durations are typically more sensitive to changes in interest rates. For example, if interest rates rise by 1%, the market value of a security with an effective duration of 5 years would decrease by 5%, with all other factors being constant, and likewise, if interest rates decline by 1%, the market value of a security with an effective duration of negative 5 years would increase by 5%, with all other factors being constant. Duration estimates are based on assumptions by Sit and are subject to a number of limitations. Duration is a more accurate estimate of price sensitivity provided interest rate changes are small and occur equally in short-term and long-term securities. Investments in debt securities typically decrease in value when interest rates rise. The risk of a decrease in value is usually greater for longer-term debt securities.

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

Sit expects that it will generally seek to close out its positions in Treasury futures contracts prior to such contracts maturing and enter into new positions in Treasury futures contracts. In connection with this process, natural market forces may affect the Fund’s NAV positively or negatively. This is because each time the Fund seeks to rebalance or reconstitute its positions, even absent movement in the underlying Treasury securities, the prices of new futures and option prices may be higher or lower than the prices of those that were closed out. Such differences in price, barring a movement in the price of the underlying security, will constitute “roll yield” and may inhibit the Fund’s ability to achieve its investment objective.

Several factors may determine the total return from investing in a futures contract position. One factor that impacts the total return, which will result from investing in near month futures contracts and “rolling” those contracts forward each month, is the price relationship between the current near month contract and the next month contract. Among other such factors, when the Fund purchases an option that expires “out of the money,” the Fund will realize a loss. Additionally, the Fund may not be able to invest its assets in futures and options contracts having an aggregate notional amount exactly equal to that which is required to achieve a negative 10 year average effective duration. For example, as standardized contracts, U.S. Treasury futures contracts are denominated in specific dollar amounts, and the Fund’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, the Fund may be better able to achieve the exact amount of exposure desired through the use of other investments.

Sit will close existing positions when it determines it would be appropriate to do so and reinvest the proceeds in other positions. Positions may also be closed out to meet orders for Redemption Baskets.

The Benchmark Portfolio

The Benchmark Portfolio is maintained by Sit and will be rebalanced, reconstituted, or both, monthly (typically on the 15th of each month or on the next business day if the 15th is a holiday, weekend, or other day on which the national exchanges are closed) to maintain a negative 10 year average effective duration. The Benchmark Portfolio and the Fund will each maintain a short position in Treasury Instruments. The Fund does not use futures contracts or options to obtain leveraged investment results. The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of June 30, 2015 include:

Name	Ticker	Market Value (USD)
U.S. 5YR FUTR OPTN AUG 15 C	FVQ5C1190	$(27,070)
U.S. 5YR NOTE CBT SEP 15	FVU5	(2,862,188)
U.S. 2YR NOTE CBT SEP 15	TUU5	(13,793,063)
U.S. 10YR FUT OPTN AUG 15 P	TYQ5P1260	16,500

The Benchmark Component Instruments currently constituting the Benchmark Portfolio and anticipated rebalancing dates, as well as the daily holdings of the Fund, are available on the Fund’s website at www.risingrateetf.com.

Futures Contracts

The Fund enters into futures contracts to gain exposure to changes in the value of the Benchmark Portfolio. A futures contract obligates the seller to deliver (and the purchaser to accept) the future cash settlement of a specified quantity and type of the underlying treasury security at a specified time and place. The contractual obligations of a buyer or seller of a treasury futures contract may generally be satisfied by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

Upon entering into a futures contract, the Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected. The initial margin is segregated as cash held by broker, as disclosed in the Statements of Financial Condition, and is restricted as to its use. Pursuant to the futures contract, the Fund agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by the Fund as unrealized gains or losses. The Fund will realize a gain or loss upon closing a futures transaction.

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

The Fund’s Trading Policies

Liquidity

The Fund invests principally in exchange traded futures and options on futures on U.S. Treasuries that, in the opinion of the Sponsor, are traded in sufficient volume to permit the ready taking of orders and liquidation of positions in these financial instruments.

Borrowings

Borrowings are not undertaken by the Fund.

Service Providers

Administrator, Custodian, Fund Accountant, and Transfer Agent

U.S. Bank, a national banking association, with its principal office in Milwaukee, Wisconsin, provides custody and fund accounting to the Trust and Fund. Its affiliate, U.S. Bancorp Fund Services, is the transfer agent (“Transfer Agent”) for Fund shares and administrator for the Fund (“Administrator”). It performs certain administrative and accounting services for the Fund and prepares certain SEC, NFA and CFTC reports on behalf of the Fund. (U.S. Bank and U.S. Bancorp Fund Services are referred to collectively hereinafter as “U.S. Bank”).

Distributor

The Fund has contracted with Esposito Securities LLC (the “Distributor”) to provide statutory and wholesaling distribution services. The Fund pays the Distributor an annual fee for such distribution services, which for the first year is equal to 0.02% of assets under management (“AUM”), with a minimum of $15,000 payable annually. In no event will the aggregate compensation paid to the Distributor and any affiliate of the Sponsor for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering. The Distributor’s principal business address is 300 Crescent Court, Suite 650, Dallas, Texas 75201.

Trustee

Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the sole trustee of the Trust. The Trustee has only nominal duties and liabilities to the Trust. Under the Trust Agreement, the Trustee has the right to be indemnified for any liability or expense it incurs without its gross negligence, willful misconduct, or a breach of the Trust Agreement.

Futures Commission Merchant

SG Americas Securities, LLC (“SG”) serves as the Fund’s clearing broker to execute and clear the Fund’s futures and options transactions and provide other brokerage-related services. SG is a futures commission merchant and broker dealer registered with the CFTC and the U.S. Securities and Exchange Commission (“SEC”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). SG is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. The Fund has estimated that it will pay 0.118% of the Fund’s NAV in brokerage fees during the first year of its operations for execution and clearing services on behalf of the Fund.

SG is headquartered at 245 Park Avenue, New York, NY 10167 with branch offices in Chicago, Illinois; Santa Monica, California (securities only); and Montreal, Canada (futures only).

On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG, with the latter as the surviving entity.

On November 6, 2013, SG accepted charges by FINRA alleging that during the period between December 5, 2007 and January 16, 2013, SG failed to report (or reported incorrectly) to the large option position (“LOPR”) system. SG was censured and fined $675,000 related to these violations.

In July 2013, Newedge USA settled, without admitting or denying the allegations, a matter brought by FINRA, on its behalf and on behalf of NYSE/NYSE ARCA, BATS and NASDAQ exchanges, involving rules and regulations pertaining to supervision of equities direct market access and sponsored access business, Regulation SHO and books and records retention. In connection with this matter, Newedge USA paid a fine of $9,500,000. In addition, Newedge USA agreed to retain an independent consultant to review its policies, systems, procedures and training relating to these areas and to implement the recommendation of such consultant based on its review and written reports.

In January 2012, Newedge USA settled, without admitting or denying the allegations, a disciplinary action brought by the CFTC alleging that Newedge USA failed to file accurate and timely reports to the CFTC and failed to report certain large trader information to the CFTC. Newedge USA paid a $700,000 civil penalty to settle this matter. In addition, the CFTC Order required Newedge USA to timely submit accurate position reports and notices, and to implement and maintain procedures to prevent and detect reporting violations of the Commodity Exchange Act and CFTC regulations.

In May 2011, SG consented to a censure and $350,000 fine for allegations that SG violated NYSE Rule 123C by failing to comply with the requirements governing the cancellation of market-on-close and limit-on-close orders, failing to adhere to the principles of good business practice and failing to reasonably supervise and implement adequate controls designed to achieve compliance with NYSE Rule 123C.

In February 2011, Newedge USA settled, without admitting or denying the allegations, a disciplinary action brought by the CFTC alleging that Newedge USA exceeded speculative limits in the October 2009 live cattle futures contract on the Chicago Mercantile Exchange and failed to provide accurate and timely reports to the CFTC regarding their larger trader positions. Newedge USA paid a $140,000 civil penalty and disgorgement value of $80,910 to settle this matter. In addition, the CFTC Order required Newedge USA to implement and maintain a program designed to prevent and detect reporting violations of the CEA and CFTC regulations.

Other than the foregoing proceedings, which did not have a material adverse effect upon the financial condition of SG, there have been no material administrative, civil or criminal actions brought, pending or concluded against SG or its principals in the past five years.

Neither SG nor any affiliate, officer, director or employee thereof has passed on the merits of the Prospectus or offering, or given any guarantee as to the performance or any other aspect of the Trust or the Fund.

SG is not affiliated with the Fund or the Sponsor. Therefore, the Sponsor and the Fund do not believe that the Fund has any conflicts of interest with SG or its trading principals arising from their acting as the Fund’s FCM.

Legal Counsel

Reed Smith LLP serves as legal counsel to the Trust and the Fund.

Fees of the Fund

Management and CTA Fees

The Fund pays the Sponsor a management fee, monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of the Fund’s average daily net assets or $56,250 (the “Management Fee”). The Management Fee is paid in consideration of the Sponsor’s advisory services to the Fund. The Fund also pays Sit a license and services fee monthly in arrears in an amount equal to 0.35% per annum of the value of the Fund’s average daily net assets.

As of February 19, 2015, Sit has agreed to waive its license and services fee and the Sponsor has voluntarily agreed to assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Sit, respectively, through November 1, 2017. If after that date, the Sponsor and/or Sit no longer assumed expenses or waived the license and services fee, respectively, the Fund could be adversely impacted, including its ability to achieve its investment objective.

The waiver of the license and services fee, pursuant to the undertaking, amounted to $7,515 for the period from February 19, 2015 to June 30, 2015. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $229,751, of which $185,816 was absorbed by the Sponsor, for the period from February 19, 2015 to June 30, 2015.

Administrator, Custodian, Fund Accountant, and Transfer Agent

For the first year of services, the Fund has agreed to pay U.S. Bank or U.S. Bancorp Fund Services, as the case may be, 0.05% of assets under management (“AUM”), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with a minimum of $4,800 for custody services.

Distributor

The Distributor is paid a minimum annual fee of $15,000 by the Fund of the Fund’s average monthly net asset value. For the period from February 19, 2015 to June 30, 2015 the Fund incurred $5,425 in distribution fees which is included in the Statements of Operations.

Futures Commission Merchant

The Fund pays respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees to exceed 0.118% of the net asset value of the Fund during the first year of its operations for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Instruments or similar high credit quality short-term fixed-income or similar securities are not included in the forgoing analysis. For the period from February 19, 2015 to June 30, 2015, the Fund incurred $4,171 in Brokerage Commissions and fees as disclosed in the Statements of Operations.

Other Fees

The Fund will be responsible for its Other Expenses, including professional services (e.g., outside auditor’s fees and legal fees and expenses), shareholder tax return preparation, regulatory compliance, and other services provided by affiliated and non-affiliated service providers. The amount of such Other Expenses is estimated to be 1.0% annually through February 1, 2017 due to the Expense Cap. After such date, the Expense Cap may be terminated and the Fund’s Other Expenses could be higher, perhaps significantly higher.

Form of Shares

Registered Form

Fund shares are issued in registered form in accordance with the Trust Agreement. US Bank has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. US Bank keeps a record of all limited partners and holders of the shares in certificated form in the registry (the “Register”). The Sponsor recognizes transfers of shares in certificated form only if done in accordance with the Trust Agreement. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

Book Entry

Individual certificates are not issued for the shares. Instead, shares are represented by one or more global certificates, which are deposited by the Administrator with, or on behalf of, DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the shares outstanding at any time. Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) banks, brokers, dealers and trust companies who maintain, either directly or indirectly, a custodial relationship with, or clear through, a DTC Participant (“Indirect Participants”), and (3) persons holding interests in the shares through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of shares.

Shareholders will be shown on, and the transfer of shares will be effected only through, in the case of DTC Participants, the records maintained by the Depository and, in the case of Indirect Participants and Shareholders holding through a DTC Participant or an Indirect Participant, through those records or the records of the relevant DTC Participants or Indirect Participants. Shareholders are expected to receive, from or through the broker or bank that maintains the account through which the shareholders has purchased shares, a written confirmation relating to their purchase of shares.

DTC

DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Calculating NAV

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets;

•	Subtracting any liabilities; and

•	Dividing that total by the total number of outstanding shares.

The Administrator calculates the NAV of the Fund once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the CME closing price (determined at the earlier of the close of the CME or 2:30 p.m. New York time) for the contracts traded on the CME, but calculates or determines the value of all other Fund investments using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the current Administrative Agency Agreement among U.S. Bancorp Fund Services, the Fund and the Sponsor. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by the Fund in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

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

Creation and Redemption of Shares

The Fund creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Fund or the distribution by the Fund of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of shares included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor. The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Fund, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants will pay a transaction fee of $500 to the Custodian for each order they place to create or redeem one or more baskets. Authorized Participants who make deposits with the Fund in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Fund or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Fund to effect any sale or resale of shares.

Certain Authorized Participants are expected to be capable of participating directly in the Treasury market and the related derivatives market. In some cases, Authorized Participants or their affiliates may from time to time buy or sell Treasuries and related derivatives and may profit in these instances. The Sponsor believes that the size and operation of the Treasury market make it unlikely that an Authorized Participant’s direct activities in such markets will significantly affect the price of Treasuries, related derivatives or the price of the shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Exchange Act and be a member in good standing with FINRA, or exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Participant Agreement, the Sponsor has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Distributor to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, the CME or the New York Stock Exchange is closed for regular trading. Purchase orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. The day on which the Distributor receives a valid purchase order is referred to as the purchase order date. By placing a purchase order, an Authorized Participant agrees to deposit U.S. Treasuries, cash or a combination of U.S. Treasuries and cash, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Participant must also have wired to the Custodian the non-refundable transaction fee due for the purchase order.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to deposit U.S. Treasuries, cash, or a combination of U.S. Treasuries and cash with the Custodian of the Fund. If an Authorized Participant fails to so deposit, the order shall be cancelled.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of U.S. Treasuries and/or cash that is in the same proportion to the total assets of the Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order date. The Sponsor determines, directly in its sole discretion or in consultation with the Administrator, the requirements for U.S. Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of each Treasury and cash that may be included in deposits to create baskets. The Distributor will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the U.S. Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for transferring to the Fund’s account with the Custodian the required amount of U.S. Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of shares represented by the baskets ordered to the Authorized Participant’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of U.S. Treasuries until such U.S. Treasuries have been received by the Custodian on behalf of the Fund is borne solely by the Authorized Participant.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m., New York time, on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. The Fund’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time a purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

The Sponsor acting by itself or through the Distributor shall have the absolute right but no obligation to reject a purchase order or a Creation Basket Deposit if:

•	it determines that the investment alternative available to the Fund at that time will not enable it to meet its investment objective;

•	it determines that the purchase order or the Creation Basket Deposit is not in proper form;

•	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to the Fund, the limited partners or its shareholders;

•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful; or

•	circumstances outside the control of the Sponsor, Distributor or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

None of the Sponsor, Distributor or Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Participant may place an order with the Distributor to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Distributor. The redemption procedures allow Authorized Participants to redeem baskets and do not entitle an individual shareholder to redeem any shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the baskets to be redeemed through DTC’s book-entry system to the Fund, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Fund’s account at the Custodian the non-refundable transaction fee due for the redemption order.

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. By placing a redemption order, an Authorized Participant agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to the Fund’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by the Sponsor in its sole discretion, enter into or arrange for a block trade, an exchange for related position, or any other transaction (through itself or a designated acceptable broker) with the Fund for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Participant fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by the Sponsor, in its sole discretion, to meet the Fund’s investment objective and shall be sold as a result of the Authorized Participant’s redemption of shares.

Determination of Redemption Distribution

The redemption distribution from the Fund consists of a transfer to the redeeming Authorized Participant of an amount of U.S. Treasuries and/or cash that is in the same proportion to the total assets of the Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of shares to be redeemed under the redemption order is in proportion to the total number of shares outstanding on the date the order is received. The Sponsor, directly or in consultation with the Administrator, determines the requirements for U.S. Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of U.S. Treasuries and cash that may be included in distributions to redeem baskets. The Distributor will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

Delivery of Redemption Distribution

The redemption distribution due from the Fund will be delivered to the Authorized Participant by 3:00 p.m. New York time on the third business day following the redemption order date if, by 3:00 p.m. New York time on such third business day, the Fund’s DTC account has been credited with the shares represented by the baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the shares represented by the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining shares represented by the whole baskets received if the Fund receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time, determine and the remaining baskets to be redeemed are credited to the Fund’s DTC account by 3:00 p.m. New York time on such next business day. Any further outstanding amount of the redemption order will be cancelled. Pursuant to information from the Sponsor, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to the Fund’s DTC account by 3:00 p.m. New York time on the third business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as the Sponsor may from time to time determine.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the CME is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the CME is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of U.S. Treasuries is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of the limited partners or shareholders. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Fund’s assets at an appropriate value to fund a redemption. If the Sponsor has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets or a suspension of trading by the exchange where the futures contracts are listed, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the Distributor, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement. Redemption orders must be made in whole baskets. The Sponsor will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. The Sponsor may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (minimum NYSE Arca listing requirement) or less, unless the Sponsor has reason to believe that the placer of the redemption order does in fact possess all the outstanding shares and can deliver them.

Creation and Redemption Transaction Fee

To compensate the Fund for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to the Custodian of $500 per order to create or redeem baskets, regardless of the number of baskets in such order. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by the Sponsor. The Sponsor will notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Fund if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, the Fund creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Fund or the distribution by the Fund of the amount of U.S. Treasuries and cash represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of shares included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Participant purchased the Creation Baskets and the NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the futures contract market and the market for Treasury Investments. The prices of shares offered by Authorized Participants are expected to fall between the Fund’s NAV and the trading price of the shares on the NYSE Arca at the time of sale.

Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants that make deposits with the Fund in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Fund or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Fund to effect any sale or resale of shares.

Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the futures contracts market and the market for Treasury Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Treasury Instruments may be reduced after the close of the CME at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

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

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of CPOs and FCMs and their respective associated persons. The Sponsor and the Fund’s clearing broker are members of the NFA. As such, they will be subject to NFA standards relating to fair trade practices, financial condition and consumer protection. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members. Neither the Trust nor the Funds are required to become a member of the NFA.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, and it continues to issue proposed versions of additional rules that it has authority to promulgate. The provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options; new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the over-the-counter market.

In addition to the rules and regulations imposed under the Dodd-Frank Act, certain participants that are European banks may also be subject to European Market Infrastructure Regulation. These regulations have not yet been fully implemented.

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for CPOs of investment companies registered under the Investment Company Act of 1940 that are required to register due to recent changes to Commission Regulation 4.5. For entities that are registered with both the CFTC and SEC, the CFTC will accept the SEC’s disclosure, reporting, and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although the Fund is not a registered investment company under the Investment Company Act of 1940, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents, consistent with those of the SEC. This change will decrease the burden to the Fund and the Sponsor of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to the Fund and the Sponsor, but any such further rule changes could result in additional operating efficiencies for the Fund and the Sponsor.

Current rules and regulations under the Dodd-Frank Act require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

The effect of future regulatory change on the Fund, and the exact timing of such changes, is impossible to predict but it may be substantial and adverse. Specifically, the new law, the rules that have been promulgated thereunder, and the rules that are expected to be promulgated may negatively impact the ability of the Fund to meet its investment objectives, either through position limits or requirements imposed on it and/or on their counterparties. In particular, new position limits imposed on a Fund or any counterparties may impact the ability of that Fund to invest in a manner that most efficiently meets its investment objective. New requirements, including capital imposed on the counterparties of a Fund may increase the cost of that Fund’s investments and doing business.

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

Management believes that as of June 30, 2015 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

SEC Reports

The Trust makes available, free of charge, on its website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC though its website at: www.sec.gov.

CFTC Reports

The Trust also makes available, on its website, its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

Although the Fund may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, the Fund is currently not a party to any pending material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Shares

The Fund’s shares have traded on the NYSE Arca under the symbol “RISE” since February 19, 2015.  The following table sets forth the range of reported high and low sales prices of the shares as reported on the NYSE Arca, for the periods indicated below.

	High	Low
Fiscal year 2015
Third quarter	$25.17	$24.50
Fourth quarter	$24.70	$24.09

As of June 30, 2015 the Fund had approximately 20 holders of shares.

Dividends

The Fund has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

The Fund does not purchase shares directly from its shareholders. Authorized Participants did not redeem any baskets during the period from February 19, 2015 through June 30, 2015.

Item 6. Selected Financial Data.

Not required for small reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust and the Fund included elsewhere in this annual report on Form 10-K.

This information should be read in conjunction with the financial statements and notes included in Item 8 of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. ETF Managers Group Commodity Trust I’s forward-looking statements are not guarantees of future results and conditions, and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview

The Trust is a Delaware statutory trust formed on July 23, 2014. It is a series trust consisting of one series: Sit Rising Rate ETF (the “Fund”). The Fund issues common units, called the “shares,” representing fractional undivided beneficial interests in the Fund. The Trust and the Fund operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

The Sponsor has the power and authority to establish and designate one or more series and to issue shares thereof, from time to time as it deems necessary or desirable.  The Sponsor has exclusive power to fix and determine the relative rights and preferences as between the shares of any series as to the right of redemption, special and relative rights as to dividends and other distributions and on liquidation, conversion rights, and conditions under which the series shall have separate voting rights or no voting rights. The term for which the Trust is to exist commenced on the date of the filing of the Certificate of Trust, and the Trust, the Fund and any additional series created in the future will exist in perpetuity, unless earlier terminated in accordance with the provisions of the Trust Agreement.  Separate and distinct records are maintained for each Fund and the assets associated with a Fund are held in such separate and distinct records (directly or indirectly, including a nominee or otherwise) and accounted for in such separate and distinct records separately from the assets of any other series.  The Fund and each future series will be separate from all other such series in respect of the assets and liabilities allocated to that Fund and separate series and will represent a separate investment portfolio of the Trust.

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

On January 29, 2015, the initial Form S-1 for the Fund was declared effective by the SEC. On January 8, 2015, 4 Creation Baskets for the Fund were issued representing 200,000 shares and $5,000,000. Fund Shares began trading on the New York Stock Exchange (“NYSE”) Arca on February 19, 2015.

The Fund is designed and managed to track the performance of the Benchmark Portfolio, consisting of exchange traded futures contracts and options on futures on Treasury Instruments weighted to achieve a targeted negative 10 year average effective portfolio duration.

Results of Operations

The Fund commenced investment operations on February 19, 2015 at $25.00 per Share. The Shares have been trading on the NYSE Arca since February 19, 2015 under the symbol “RISE”.

The Fund seeks to track the daily return of the Index, over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations, options and futures, and, if applicable, other high credit quality short-term fixed income securities over the expenses of the Fund.

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share RISE NAV to RISE Market Value for the Three Months Ended June 30, 2015” and “Comparison of Per Share RISE NAV to RISE Market Value for the Period From February 19, 2015 to June 30, 2015”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of RISE NAV to Benchmark Index for the Three Months Ended June 30, 2015” and “Comparison of RISE NAV to Benchmark Index for the Period From February 19, 2015 to June 30, 2015”).

The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. The performance of the Fund involves friction, in that fees and expenses impose a drag on performance.

COMPARISON OF PER SHARE RISE NAV TO RISE MARKET VALUE

FOR THE THREE MONTHS ENDED JUNE 30, 2015

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the three months ended June 30, 2015.

COMPARISON OF PER SHARE RISE NAV TO RISE MARKET VALUE

FOR THE PERIOD FROM FEBRUARY 19, 2015 TO JUNE 30, 2015

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the period from February 19, 2015 to June 30, 2015.

COMPARISON OF PER SHARE RISE NAV TO BENCHMARK PORTFOLIO

FOR THE THREE MONTHS ENDED JUNE 30 2015

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the RISE NAV with the benchmark portfolio value for the three months ended June 30, 2015. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

COMPARISON OF PER SHARE RISE NAV TO BENCHMARK PORTFOLIO

FOR THE PERIOD FROM FEBRUARY 19, 2015 TO JUNE 30 2015

The graph above compares the RISE NAV with the benchmark portfolio value for the period from February 19, 2015 to June 30, 2015. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

FOR THE PERIOD FROM FEBRUARY 19, 2015 TO JUNE 30, 2015

Fund Share Price Performance

During the period from February 19, 2015 (commencement of Shares trading on the NYSE Arca) to June 30, 2015, the NYSE Arca market value of each share decreased (-2.12%) from $24.96 per share, representing the initial trade on February 20, 2015, to $24.43 per share, representing the closing price on June 30, 2015. The share price high and low for the period from February 20, 2015 to June 30, 2015 and related change from the initial share price on February 20, 2015 was as follows: shares traded from a high of $25.17 per share (+0.84%) on March 6, 2015 to a low of $24.09 per share (-3.49%) on April 17, 2015.

Fund Share Net Asset Performance

For the period from February 19, 2015 (commencement of investment operations) to June 30, 2015, the net asset value of each share decreased (-3.04%) from $25.00 per share to $24.24 per share. For the period from February 19, 2015 to June 30, 2015 losses in the futures and options contracts and Fund expenses resulted in the overall decrease in the NAV per share during the period from February 19, 2015 to June 30, 2015.

Net loss for the period from February 19, 2015 to June 30, 2015, was $185,163, resulting from net realized losses on futures and options contracts of $145,954, net unrealized losses on futures and options contracts of $2,789, and the net operating loss of $36,420.

FOR THE THREE MONTHS ENDED JUNE 30, 2015

Fund Share Price Performance

During the three months ended June 30, 2015, the NYSE Arca market value of each Share increased (+0.45%) from $24.32 per Share, representing the closing price on March 31, 2015, to $24.43 per Share, representing the closing price on June 30, 2015. The Share price high and low for the three months ended June 30, 2015 and related change from the closing Share price on March 31, 2015 was as follows: Shares traded from a high of $24.70 per Share (+1.56%) on June 5, 2015 to a low of $24.09 per Share (-0.95%) on April 17, 2015.

Fund Share Net Asset Performance

For the three months ended June 30, 2015, the net asset value of each Share decreased (-0.12%) from $24.27 per Share to $24.24 per Share. For the three months ended June 30, 2015, losses in the futures and options contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the period.

Net loss for the three months ended June 30, 2015, was $6,896, resulting from net realized losses on futures and options contracts of $134,558, net unrealized gains on futures and options contracts of $153,242, and the net operating loss of $25,580.

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

The CEA requires all FCMs, such as the Fund’s clearing broker, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

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

Liquidity and Capital Resources

The Fund does not anticipate making use of borrowings or other lines of credit to meet its obligations. The Fund meets its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the cash, cash equivalents and/or the collateralizing Treasury Instruments that it holds. The Fund’s liquidity needs include: redeeming its shares, providing margin deposits for existing Benchmark Component Instruments, the purchase of additional Benchmark Component Instruments, and paying expenses.

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

Market Risk

Trading in Benchmark Component Instruments such as futures contracts will involve the Fund entering into contractual commitments to purchase or sell specific amounts of instruments at a specified date in the future. The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of the Fund as the Fund intends to close out any open positions prior to the contractual expiration date. As a result, the Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts. The Fund considers the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the commitment by the Fund to purchase a specific contract will be limited to the aggregate face amount of the contacts held.

The exposure of the Fund to market risk will depend on a number of factors including the markets for the specific instrument, the volatility of interest rates and foreign exchange rates, the liquidity of the instrument-specific interest market and the relationships among the contracts held by the Fund.

Off Balance Sheet Financing

As of June 30, 2015, neither the Trust nor the Fund has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of the Fund.

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

Contractual Obligations

The primary contractual obligations of the Fund are with the Sponsor and certain other service providers. The Fund pays the Sponsor a management fee, monthly in arrears, in an amount equal to 0.15% per annum of the value of the Fund’s average daily net assets (the “Management Fee”). The Management Fee is paid in consideration of the Sponsor’s advisory services to the Fund. The Fund also pays Sit a license and services fee monthly in arrears in an amount equal to 0.35% per annum of the value of the Fund’s average daily net assets.

The Fund is also responsible for all ongoing fees, costs and expenses of its operation, including (i) brokerage and other fees and commissions incurred in connection with the trading activities of the Fund; (ii) expenses incurred in connection with registering additional shares of the Fund or offering shares of the Fund; (iii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to shareholders; (iv) the payment of any distributions related to redemption of shares; (v) payment for routine services of the Trustee, legal counsel and independent accountants; (vi) payment for routine accounting, bookkeeping, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (vii) postage and insurance; (viii) costs and expenses associated with client relations and services; (ix) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (xi) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto). The Sponsor has agreed to cap the management fee and Other Expenses (which term excludes brokerage fees, interest expense, and extraordinary expenses) of the Fund at 1.50% per annum of the daily net assets of the Fund until February 1, 2017.

While the Sponsor has agreed to pay registration fees to the SEC and any other regulatory agency in connection with the offer and sale of the shares offered through the Fund’s prospectus, the legal, printing, accounting and other expenses associated with such registration, and the initial fee of $5,000 for listing the shares on the NYSE Arca, the Fund will be responsible for any registration fees and related expenses incurred in connection with any future offer and sale of shares of the Fund in excess of those offered through its prospectus.

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

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods as the NAV and trading levels to meet investment objectives for the Fund will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of each Fund’s existence. The parties may terminate these agreements earlier for certain reasons listed in the agreements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies.

Item 8.	Financial Statements and Supplementary Data.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Financial Condition

June 30, 2015

	SIT RISING RATE ETF	ETF MANAGERS GROUP COMMODITY TRUST I
Assets
Investment in securities, at fair value (cost $5,682,577 and $5,682,577, respectively)	$5,678,452	$5,678,452
Segregated cash held by broker	411,045	411,045
Receivable on open futures contracts	9,187	9,187
Total assets	6,098,684	6,098,684

Liabilities and shareholders’ capital
Options written, at fair value (cost $21,797 and $21,797, respectively)	27,070	27,070
Due to related party	7,533	7,533
Payable on open futures contracts	2,579	2,579
Total liabilities	37,182	37,182

Shareholders’ capital
Paid in capital	6,246,665	6,246,665
Accumulated earnings (deficit)	(185,163)	(185,163)
Total shareholders’ capital	6,061,502	6,061,502
Total liabilities and shareholders’ capital	$6,098,684	$6,098,684

Shares outstanding (unlimited authorized)	250,040
Net asset value per share	$24.24
Market value per share	$24.43

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

June 30, 2015

SIT RISING RATE ETF	Contracts	Value
PURCHASED OPTIONS – 0.3%
CBT US Treasury 10 Year Note, Strike Price $126.00 Expiring 7/24/2015	22	$16,500
TOTAL PURCHASED OPTIONS (Cost $20,625)		16,500

	Shares	Value
SHORT-TERM INVESTMENTS – 93.4%
First American US Treasury Money Market Fund, 0.00%*	5,661,952	5,661,952
TOTAL SHORT-TERM INVESTMENTS (Cost $5,661,952)		5,661,952

Total Investments (Cost $5,682,577) – 93.7%		5,678,452
Other Assets in Excess of Liabilities – 6.3% (a)		383,050
TOTAL NET ASSETS – 100.0%		$6,061,502

* Annualized seven-day yield as of June 30, 2015

(a)  $413,762 of cash is pledged as collateral for futures contracts and written options

Written Option Contracts

June 30, 2015

	Contracts	Value
CBT US % Year Note, Strike Price $119.00 Expiring 7/24/2015	45	$(27,070)
(Premiums received $21,797)		$(27,070)

Short Futures Contracts

June 30, 2015

	Contracts	Unrealized Appreciation/ (Depreciation)
CBT US Treasury 5 Year Note
Expiring September 2015 (Underlying Face Amount at Market Value - $2,862,188)	24	$9,187
CBT US Treasury 2 Year Note
Expiring September 2015 (Underlying Face Amount at Market Value - $13,793,063)	63	(2,579)
		$6,608

See accompanying notes to financial statements

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations For the Period

from February 19, 2015* to June 30, 2015

	SIT RISING RATE ETF For the Period from February 19, 2015* to June 30, 2015	ETF MANAGERS GROUP COMMODITY TRUST I For the Period from February 19, 2015* to June 30, 2015
Investment Income
Interest	-	-
Expenses
CPO Management Fee	$20,342	$20,342
Sub-advisory fee	7,515	7,515
Audit fees	50,000	50,000
Legal fees	42,000	42,000
Tax preparation fees	32,929	32,929
Admin/accounting/custodian/transfer agent fees	18,010	18,010
Printing and postage expenses	11,621	11,621
Chief Compliance Officer fees	6,781	6,781
Principal Financial Officer fees	6,781	6,781
Regulatory reporting fees	6,781	6,781
Other expenses	5,845	5,845
Distribution fees	5,425	5,425
Insurance expense	5,425	5,425
Brokerage commissions	4,171	4,171
Listing & calculation agent fees	3,978	3,978
Wholesale support fees	2,147	2,147
Total Expenses	229,751	229,751
Less: Waiver of sub-advisory fees	(7,515)	(7,515)
Less: Expenses absorbed by Sponsor	(185,816)	(185,816)
Net Expenses	36,420	36,420
Net Investment Income (Loss)	$(36,420)	$(36,420)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss)
Futures and options contracts	(145,954)	(145,954)

Change in Unrealized Gain (Loss)
Futures contracts and options	(2,789)	(2,789)
Net realized and unrealized gain (loss)	(148,743)	(148,743)
Net income (loss)	$(185,163)	$(185,163)

* Commencement of investment operations

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Shareholders’ Capital for the Period from

February 19, 2015* to June 30, 2015

	SIT RISING RATE ETF	ETF MANAGERS GROUP COMMODITY TRUST I
Shareholders’ Capital at February 19, 2015	$5,001,000	$5,001,000

Increase (decrease) in Shareholders’ Capital from share transactions
Addition of 50,000 and 50,000 shares, respectively	1,245,665	1,245,665

Net increase (decrease) in Shareholders’ Capital from share transactions	1,245,665	1,245,665

Increase (decrease) in Shareholders’ Capital from operations
Net investment income (loss)	(36,420)	(36,420)
Net realized gain (loss)	(145,954)	(145,954)
Change in net unrealized gain (loss)	(2,789)	(2,789)

Net increase (decrease) in Shareholders’ Capital from operations	(185,163)	(185,163)

Shareholders’ Capital at June 30, 2015	$6,061,502	$6,061,502

*Commencement of investment operations.

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows for the Period from

February 19, 2015* to June 30, 2015

	SIT RISING RATE ETF	ETF MANAGERS GROUP COMMODITY TRUST I
Cash flows provided by (used in) operating activities
Net income (loss)	$(185,163)	$(185,163)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchase of investments	(5,678,452)	(5,678,452)
Increase in segregated cash held by broker	(411,045)	(411,045)
Increase in options written, at fair value	27,070	27,070
Increase in receivable on open futures contracts	(9,187)	(9,187)
Increase in due to related party	7,533	7,533
Increase in payable on open futures contracts	2,579	2,579

Net cash provided by (used in) operating activities	(6,246,665)	(6,246,665)

Cash flows from financing activities
Proceeds from sale of shares	1,245,665	1,245,665

Net cash provided by financing activities	1,245,665	1,245,665

Net increase (decrease) in cash	(5,001,000)	(5,001,000)

Cash, beginning of period	5,001,000	5,001,000

Cash, end of period	$-	$-

*Commencement of investment operations.

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

June 30, 2015

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements - Continued

June 30, 2015

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

When the Fund purchases an option that expires “out of the money,” the Fund will realize a loss. The Fund may not be able to invest its assets in futures and options contracts having an aggregate notional amount exactly equal to that which is required to achieve a negative 10 year average effective duration. For example, as standardized contracts, U.S. Treasury futures contracts are denominated in specific dollar amounts, and the Fund’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, the Fund may be better able to achieve the exact amount of exposure desired through the use of other investments.

The Sponsor will close existing positions when it determines it would be appropriate to do so and reinvest the proceeds in other positions. Positions may also be closed out to meet orders for Redemption Baskets.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2015

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

(c) Cash

Cash, when shown in the Statements of Financial Condition, represents non-segregated cash with the custodian and does not include short term investments.

(d) Cash Held by Broker

Sit is registered as a “commodity trading advisor” and acts as such for the Fund. Sit is a subsidiary of Sit Investment Associates, Inc. The Fund’s arrangement with SG Americas Securities, LLC, the Fund’s FCM, requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. These amounts are shown as Segregated cash held by broker in the Statements of Financial Condition. The Fund deposits cash and United States Treasury Obligations with the FCM subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its FCM of cash and United States Treasury Obligations and the unrealized gain or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its brokerage trading account. The Fund uses its cash held by the FCM to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the FCM and is recorded on the accrual basis.

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the period from February 19, 2015 to June 30, 2015 was at 4:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the period from February 19, 2015 to June 30, 2015.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investments positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at June 30, 2015.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2015

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

The following table summarizes the valuation of investments at June 30, 2015 using the fair value hierarchy:

	Short-Term Investments		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$5,678,452	a	$(27,070	)b	$6,608	c	$5,657,990

a – Included in Investments in short-term investments in the Statements of Financial Condition.

b – Included in Options Written, at fair value in the Statements of Financial Condition.

c – Included in Receivable and Payable on open futures contracts in the Statements of Financial Condition.

Transfers between levels are recognized at the end of the reporting period. During the period from February 19, 2015 to June 30, 2015, the Fund recognized no transfers from Level 1, Level 2 or Level 3.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2015

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

(h) Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis, and marked to market daily. Unrealized gain/loss on open futures contracts is reflected in Receivable/Payable on open futures contracts in the Statements of Financial Condition and the change in the unrealized gain/loss between periods is reflected in the Statements of Operations. Discounts on short-term securities purchased are accreted daily and reflected as Interest Income, when applicable, in the Statements of Operations.

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

(b) Accounting for Derivative Instruments

In seeking to achieve the Fund’s investment objective, Sit uses a mathematical approach to investing. Using this approach, Sit determines the type, quantity and mix of investment positions that Sit believes in combination should produce returns consistent with the Fund’s objective.

All open derivative positions at June 30, 2015 for the Fund are disclosed in the Schedule of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholder’s capital throughout the reporting period for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

Following is a description of the derivative instruments used by the Fund during the reporting period, including the primary underlying risk exposures.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2015

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

Upon entering into a futures contract, the Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected. The initial margin is segregated as Cash held by broker, as disclosed in the Statements of Financial Condition, and is restricted as to its use. Pursuant to the futures contract, the Fund agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by the Fund as unrealized gains or losses. The Fund will realize a gain or loss upon closing a futures transaction.

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

Fair Value of Derivative Instruments, as of June 30, 2015

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Financial Condition	Unrealized Gain	Statements of Financial Condition	Unrealized Loss
Interest Rate Risk	Receivable on open futures contracts	$9,187*	Payable on open futures contracts	$(2,579)**
Interest Rate Risk			Written options, at fair value	$(27,070)***

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Financial Condition.
**	Represents cumulative depreciation of futures contracts as reported in the Statements of Financial Condition.

***	Represents cumulative depreciation of options contracts as reported in the Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Operations

For the Period from February 19, 2015 to June 30, 2015

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized gain (loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(145,954)	$(2,789)

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2015

The futures and options contracts open at June 30, 2015 are indicative of the activity for the period from February 19, 2015 to June 30, 2015.

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

The waiver of the license and services fee, pursuant to the undertaking, amounted to $7,515 for the period from February 19, 2015 to June 30, 2015. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $180,419 for the period from February 19, 2015 to June 30, 2015.

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

The Distributor is paid a minimum annual fee of $15,000 by the Fund of the Fund’s average daily net asset value. For the period from February 19, 2015 to June 30, 2015 the Fund incurred $5,425 in distribution fees which is included in the Statements of Operations.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2015

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.118% of the net asset value of the Fund during the first year of its operations for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. For the period from February 19, 2015 to June 30, 2015, the Fund incurred $4,171 in Brokerage Commissions and fees as disclosed in the Statements of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. For the period from February 19, 2015 to June 30, 2015, the Fund incurred $1,044 in trustee fees which is included in Other Expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the Fund’s Expense Cap limitation pays all of the routine offering, operational, administrative and other ordinary expenses of the Fund in excess of 1.50% (excluding brokerage commissions) of the Fund’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. For the period from February 19, 2015 to June 30, 2015, the Fund incurred $224,354 routine offering, operational, administrative or other ordinary expenses.

The license and services fee waiver by Sit and the assumption of Fund expenses above the Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $7,515 and $180,419, respectively, for the period from February 19, 2015 to June 30, 2015.

(g) Organizational and Offering Costs

Expenses incurred in connection with organizing the Fund and up to the offering of its Shares upon commencement of its investment operations on February 19, 2015, were paid by the Sponsor and Sit without reimbursement. Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

For the period from February 19, 2015 to June 30, 2015, the Fund did not incur such expenses.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2015

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the period from February 19, 2015 to June 30, 2015, the Fund did not incur such expenses.

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

Summary of Share Transactions for the Period from February 19, 2015 to June 30, 2015
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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2015

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2015, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2015

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the period from February 19, 2015 to June 30, 2015. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

For the Period from February 19, 2015 to June 30, 2015
Net Asset Value
Net asset value per Share, beginning of period	$25.00
Net investment income (loss)	(0.15)
Net realized and unrealized gain (loss)	(0.61)
Net Income (Loss)	(0.76)
Net Asset Value per Share, end of period	$24.24
Market Value per Share, end of period	$24.43 (a)
Ratios to Average Net Assets*
Expense Ratio***	1.70%
Expense Ratio before Waiver / Assumption	10.45%
Net Investment Income (Loss)	(1.70)%
Total Return, at Net Asset Value**	(3.04)%
Total Return, at Market Value**	(2.28)%

*	Percentages are annualized.

**  Percentages are not annualized. Net Asset Value (NAV) and Market Value returns are calculated from when the Fund began operations and Shares were initially listed and publicly available (February 19, 2015).

*** As of February 19, 2015 Fund expenses have been capped at 1.50% of average daily net assets, plus brokerage commissions, as disclosed in Note 4(a).

(a) Represents the closing bid/ask mean as of June 30, 2015.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2015

(12) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

ETF Managers Group Commodity Trust I

and SIT Rising Rate ETF

We have audited the accompanying statements of financial condition of the ETF Managers Group Commodity Trust I and the Sit Rising Rate ETF (collectively referred to as the “Fund”) including the schedule of investments, as of June 30, 2015, and the related statements of operations, changes in shareholders’ capital and cash flows for the period from February 19, 2015 (commencement of investment operations) through June 30, 2015. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting on a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the ETF Managers Group Commodity Trust I and the Sit Rising Rate ETF as of June 30, 2015, and the results of their operations, changes in its shareholders’ capital and its cash flows for the period from February 19, 2015 (commencement of investment operations) through June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ WithumSmith + Brown, P.C.

New York, NY

September 24, 2015

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

The duly appointed officers of the Sponsor, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Trust’s and the Fund’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and the Fund have been effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

This Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Fund's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Sponsor and its Management

Neither the Trust nor the Fund has executive officers. Pursuant to the terms of the Trust Agreement, the Fund’s affairs are managed by the Sponsor. The business and affairs of the Sponsor are managed by its chief executive officer, Samuel Masucci, III.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the Sponsor: Samuel R. Masucci, III, John A. Flanagan, and David H. Weissman. These individuals are principals due to their positions; however, Mr. Masucci is also a principal due to his controlling stake in Exchange Traded Managers Group, LLC. (“ETFMG”).

Samuel R. Masucci, III. Mr. Masucci is the founder of ETFMG and has been its Managing Owner since November 2013. Mr. Masucci was listed as a principal, as that term is defined in CFTC Rule 3.1, of the Sponsor on September 23, 2014. Mr. Masucci serves as Chairman and Chief Executive Officer of ETFMG with responsibilities for managing all ETF listed products and related service activities. Since June of 2012, Mr. Masucci has served as the Chief Executive Officer of Factor Advisors, LLC, a financial services company, and as the Chairman since March 2013; in this position Mr. Masucci was listed as a principal of Factor Capital Management LLC on June 20, 2012 and deregistered as a principal on September 23, 2014. Mr. Masucci has also served as the Chief Executive Officer of GENCAP Ventures, LLC, a financial services company, since May 2012 and is responsible for managing all ETF issues and related service activities. Mr. Masucci was out of the job market from January to May 2012. Mr. Masucci worked as Chief Executive Officer for MacroMarkets LLC, a financial services company, from April 2005 to December 2011, with responsibility for running the day to day operations of an issuer of public securities and a registered broker-dealer. From April 2005 to December 2011, Mr. Masucci also worked as the Chief Executive Officer, managing partner and Chief Compliance Officer of Macro Financial LLC, which as its main business was a registered broker-dealer. From July 2001 to April 2005, Mr. Masucci worked as an owner and manager of The Cobblestone Group. The main business of The Cobblestone Group was fixed income consulting to the investment banking and commercial banking industries. From March 1999 to June 2001, Mr. Masucci worked in mortgage trading as a Managing Director for Bear Stearns Inc., a financial institution. Mr. Masucci was out of the job market from December 1998 to February 1999. From June 1996 to November 1998, Mr. Masucci worked at SBC Warburg/UBS, a financial institution, as an Executive Director managing an asset backed securities group. From January 1992 to June 1996, Mr. Masucci worked in structured products (specifically, structuring mortgage derivatives and hedge funds), at Merrill Lynch, a financial institution, as a Vice President. From January 1990 to January 1992, Mr. Masucci worked as a financial consultant for Merrill Lynch, a financial institution, in the private client group in connection with retail investors. From November 1987 to January 1990, Mr. Masucci worked at MetLife Insurance Company, an insurance company, as a retail salesperson qualified to sell financial and insurance products to retail clients. From August 1984 to October 1987, Mr. Masucci worked as a manager of jobsites for Forestdale Inc., which is a residential property developer. Mr. Masucci received his B.S. from Penn State University in Finance in July 1984.

John A. Flanagan. Mr. Flanagan serves as the Principal Financial Officer of the Sponsor and the Trust. Mr. Flanagan was listed as a principal, as that term is defined in CFTC Rule 3.1, of the Sponsor on January 8, 2015. Since June 2014, Mr. Flanagan has served as an Independent Trustee of Absolute Shares Trust, a multi-series exchange traded fund. Mr. Flanagan has been the President and sole owner of John A Flanagan CPA, LLC since December 2010. Mr. Flanagan was Chief Financial Officer of MacroMarkets LLC, an exchange traded fund issuer, from January 2007 to December 2010.

David H. Weissman. Mr. Weissman joined ETFMG, and its subsidiaries on September 15, 2014 and serves as Chief Operating Officer and Chief Compliance Officer, overseeing and managing the implementation of all elements of operations and the regulatory compliance requirements and reporting pursuant to SEC, FINRA and NYSE rules and regulations. Mr. Weissman was registered and listed as both an associated person and principal, as that term is defined in CFTC Rule 3.1, of the Sponsor on September 23, 2014. Prior to joining ETFMG, Mr. Weissman served as Chief Administrative and Chief Compliance Officer of ARK Investment Management LLC (“ARK”), a Registered Investment Advisor and ETF issuer, from January 2014 to August 2014, overseeing and managing the office and ETF operations and the regulatory compliance requirements pursuant to SEC, FINRA and NYSE rules and regulations. Prior to joining ARK, Mr. Weissman served as Chief Compliance Officer to Factor Advisors, Factor Capital Management, LLC and FactorShares Trust from January 2013 to December 2013, as well as the Associated Person to Factor Capital Management, a CPO; the Factor entities are a collection of financial services companies. Prior to joining Factor Advisors, Mr. Weissman was an independent consultant to issuers in the ETF market from July 24, 2012 to December 31, 2012. Prior to that, Mr. Weissman served as COO and CCO to FocusShares LLC, a wholly-owned subsidiary of Scottrade LLC, an ETF issuer and investment adviser from June 2010 to July 2012, overseeing and managing the implementation of all elements of FocusShares’ operations and the regulatory compliance requirements and reporting pursuant to SEC, FINRA and NYSE rules and regulations, as well as the Associated Person to the FocusShares LLC CPO. Prior to FocusShares being acquired by Scottrade in June 2010, Mr. Weissman served in the same positions with the same roles from September 2007 to June 2010, except for the role as Associated Person which he initially began serving as in September 2011.

Commodity Trading Advisor

The Sponsor has also entered into a Licensing and Services Agreement with Sit. Under this agreement, Sit has agreed to compose and maintain the Benchmark Portfolio and license to the Sponsor the use of the Benchmark Portfolio.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for Sit Fixed Income Advisors II, LLC: Roger J. Sit, Michael C. Brilley, Paul J. Jungquist, Paul E. Rasmussen, Carla J. Rose, Debra A. Sit, Mark H. Book, Bryce A. Doty, and Chris M. Rasmussen. These individuals are principals due to their positions. The following individuals serve as investment professionals and senior management in regards to the Fund:

Roger J. Sit. Roger Sit is the Chairman and Chief Executive Officer. Mr. Sit was listed as a principal of Sit on November 4, 2014. Mr. Sit joined the organization in January 1998. Mr. Sit directs the overall investment management activities for Sit Investment Associates, Inc.

Michael C. Brilley. Michael Brilley is the President and Chief Fixed Income Officer. Mr. Brilley joined Sit Investment Associates, Inc. in April 1984. Mr. Brilley was listed as a principal of Sit on October 29, 2014 and was listed as a pending associated person on October 14, 2014.

Bryce A. Doty. Bryce Doty is a Senior Vice President and Senior Portfolio Manager. Mr. Doty joined Sit Investment Associates, Inc. in November 1995. Mr. Doty was listed as a principal of Sit on October 29, 2014 and was listed as an associated person on November 21, 2014. He has been responsible for the taxable bond portfolio management group since joining Sit.

Mark H. Book, CFA, CMA. Mark Book is a Vice President and Portfolio Manager. Mr. Book joined Sit Investment Associates, Inc. in August 2000 as a Portfolio Manager and Fixed Income Analyst. Mr. Book was listed as a principal of Sit on October 31, 2014 and was listed as a pending associated person on October 14, 2014. He is responsible for taxable bond portfolio management and credit research.

Christopher M. Rasmussen, CFA. Chris Rasmussen is a Vice President and Portfolio Manager. Mr. Rasmussen joined Sit Investment Associates, Inc. in February 1999. Mr. Rasmussen was listed as a principal of Sit on October 29, 2014 and listed as an associated person on November 21, 2014. He is responsible for taxable bond portfolio management and credit research. Mr. Rasmussen has worked in the Sit mutual fund group as well as the client administration area, and moved to fixed income in August 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires, among other things, persons who own more than ten percent of a registered class of the Trust’s equity securities, to file reports of ownership and changes of ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (“SEC”). Greater-than-ten-percent shareowners are required by regulations promulgated by the SEC to furnish the Trust with copies of all Forms 3, 4, and 5 they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto filed with the SEC and furnished to the Trust with respect to the fiscal year ended June 30, 2015, and upon a review of Forms 5 and amendments thereto furnished to the Trust with respect to such fiscal year, or upon written representations received by the Trust from certain reporting persons that no Forms 5 were required for those persons, the Trust believes that no greater-than-ten-percent shareholders failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the fiscal year ended June 30, 2015, except Sit Investment Associates, Inc. (“Sit”), the Fund’s commodity trading advisor, which inadvertently failed to file on a timely basis a Form 3 with respect to its holdings of Trust shares as of February 19, 2015, the date it purchased such shares.

Code of Ethics

The Sponsor has adopted a Code of Business Conduct and Ethics.

Item 11.	Executive Compensation.

The Fund has no employees, officers or directors and is managed by the Sponsor. None of the directors or officers of the Sponsor receive compensation from the Fund. The Sponsor receives a management fee, monthly in arrears, in an amount equal to the greater of 0.15% per annum on the daily net asset value of the Fund or $56,250. The Sponsor has contractually agreed to reimburse the Fund for its expenses (excluding brokerage fees, interest expense, and extraordinary expenses) to cap the Fund’s total annual expenses at 1.50%, excluding brokerage commission, per annum through November 1, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of June 30, 2015, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Series of the Trust	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class
Sit Rising Rate ETF	Sit Investment Associates, Inc. 3300 IDS Center 80 South Eighth Street Minneapolis, MN 55402	140,000 Shares	55.99%

	Sit Fixed Income Advisors II, LLC 3300 IDS Center 80 South Eighth Street Minneapolis, MN 55402	60,000 Shares	24.00%
	Jane Street One New York Plaza 33rd Floor New York, NY 10004	42,475 Shares	16.99%

Security Ownership of Management.

None of the directors or executive officers of the Sponsor owns any shares of the Fund.

Change in Control.

The Sponsor does not know of any arrangements which may subsequently result in a change in the control of the Trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

See Items 11 and 12.

Neither the Trust nor the Fund entered into any transaction in excess of $120,000 in which any related person had a direct or indirect material interest and the Trust and the Funds do not propose to enter into any such transaction.

Director Independence

As an unincorporated entity, the registrant does not have a Board of Directors.

Item 14.	Principal Accountant Fees and Services.

The fees for services accrued and/or billed to the Fund by its independent auditors for the period ended June 30, 2015 were as follows:

2015
Audit fees	$40,000
Audit-related fees	10,000

$50,000

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by WithumSmith+Brown, PC to the Fund described above. The Sponsor pre-approves all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 2.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

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

ETF Managers Group Commodity Trust I (Registrant)

By:	ETF Managers Capital, LLC
its Sponsor

By:	/s/ Samuel R. Masucci III
Name:	Samuel R. Masucci III
Principal Executive Officer

By:	/s/ John A. Flanagan
Name:	John A. Flanagan
Principal Financial Officer

Date: September 25, 2015

