Form 10-Q
period 2015-09-30
ETF Managers Group Commodity Trust I
filed 2015-11-13
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-36851
ETF Managers Group Commodity Trust I
(Exact name of registrant as specified in its charter)

Delaware	36-4793446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes   ☒ No

Indicate the number of Shares outstanding as of November 1, 2015: 300,040

ETF MANAGERS GROUP COMMODITY TRUST I

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Financial Condition

September 30, 2015 and June 30, 2015

			ETF Managers
	Sit Rising		Group Commodity
	RaTe ETF		Trust I
	September 30, 2015 (unaudited)	June 30, 2015 (audited)	September 30, 2015 (unaudited)	June 30, 2015 (audited)
Assets
Investment in short-term securities, at fair value (cost $6,860,446, $5,682,577, $6,860,446 and $5,682,577, respectively)	$6,850,446	$5,678,452	$6,850,446	$5,678,452
Segregated cash held by broker	335,592	411,045	335,592	411,045
Receivable on open futures contracts	-	9,187	-	9,187
Total assets	$7,186,038	$6,098,684	$7,186,038	$6,098,684
Liabilities and shareholders' capital
Options written, at fair value (premiums received $26,156, $21,797, $26,156 and $21,797, respectively)	$42,625	$27,070	$42,625	$27,070
Payable on open futures contracts	88,531	2,579	88,531	2,579
Due to Sponsor	8,781	7,533	8,781	7,533
Total liabilities	139,937	37,182	139,937	37,182
Shareholders' capital
Paid in capital	7,450,765	6,246,665	7,450,765	6,246,665
Accumulated earnings (deficit)	(404,664)	(185,163)	(404,664)	(185,163)
Total shareholders' capital	7,046,101	6,061,502	7,046,101	6,061,502
Total liabilities and shareholders' capital	$7,186,038	$6,098,684	$7,186,038	$6,098,684

Shares outstanding (unlimited authorized)	300,040	250,040
Net asset value per share	$23.48	$24.24
Market value per share	$23.52	$24.43

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

September 30, 2015 (Unaudited)

SIT RISING RATE ETF	Contracts	Value

PURCHASED OPTIONS - 0.1%
CBT U.S. Treasury 10 Year Note, Strike Price $127.50 Expiring 10/23/2015	28	$7,969
TOTAL PURCHASED OPTIONS (cost $17,969)		7,969

SHORT-TERM INVESTMENTS – 97.1%	Shares	Value
First American US Treasury Money Market Fund, 0.00%*	6,842,477	6,842,477
TOTAL SHORT-TERM INVESTMENTS (cost $6,842,477)		6,842,477
Total Investments (cost $6,860,446) – 97.2%		6,850,446
Assets in Excess of Other Liabilities – 2.8% (a)		195,655
TOTAL NET ASSETS – 100.0%		$7,046,101
* Annualized seven-day yield as of September 30, 2015
(a) $335,592 of cash is pledged as collateral for futures contracts and written options

Written Options Contracts September 30, 2015	Contracts	Value

CBT U.S. 5 year Note, Strike Price $120.00 Expiring 10/23/2015	54	$(42,625)
(Premiums received $26,156)		$(42,625)

Short Futures Contracts September 30, 2015	Contracts	Unrealized Appreciation/ (Depreciation)

CBT U.S. Treasury 5 Year Note, Expiring December 2015 (Underlying Face Amount at Market Value ($3,856,500)	32	$(36,000)
CBT U.S. Treasury 2 Year Note, Expiring December 2015 (Underlying Face Amount at Market Value ($19,274,750)	88	(52,531)
		$(88,531)

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

June 30, 2015

SIT RISING RATE ETF	Contracts	Value

PURCHASED OPTIONS - 0.3%
CBT U.S. Treasury 10 Year Note, Strike Price $126.00 Expiring 7/24/2015	22	$16,500
TOTAL PURCHASED OPTIONS (cost $20,625)		16,500

SHORT-TERM INVESTMENTS - 93.4%	Shares	Value
First American US Treasury Money Market Fund, 0.00%*	5,661,952	5,661,952
TOTAL SHORT-TERM INVESTMENTS (cost $5,661,952)		5,661,952
Total Investments (cost $5,682,577) - 93.7%		5,678,452
Assets in Excess of Other Liabilities – 6.3% (a)		383,050
TOTAL NET ASSETS – 100.0%		$6,061,502
* Annualized seven-day yield as of June 30, 2015
(a) $411,045 of cash is pledged as collateral for futures contracts and written options

Written Options Contracts June 30, 2015	Contracts	Value

CBT U.S. 5 year Note, Strike Price $119.00 Expiring 7/24/2015	45	$(27,070)
(Premiums received $21,797)		$(27,070)

Short Futures Contracts June 30, 2015	Contracts	Unrealized Appreciation/ (Depreciation)

CBT U.S. Treasury 5 Year Note, Expiring September 2015 (Underlying Face Amount at Market Value ($2,862,188)	24	$9,187
CBT U.S. Treasury 2 Year Note, Expiring September 2015 (Underlying Face Amount at Market Value ($13,793,063)	63	(2,579)
		$6,608

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations for the Three Months Ended September 30, 2015

(Unaudited)

Investment Income	SIT RISING RATE ETF	ETF MANAGERS GROUP COMMODITY TRUST I

Investment Income
Interest	$-	$-

Expenses
CPO management fee	$14,139	$14,139
Sub-advisory fee	5,793	5,793
Audit fees	20,056	20,056
Tax preparation fees	18,852	18,852
Admin/accounting/custodian/transfer agent fees	12,518	12,518
Legal fees	7,514	7,514
Printing and postage expenses	5,656	5,656
Chief Compliance Officer fees	4,713	4,713
Principal Financial Officer fees	4,713	4,713
Regulatory reporting fees	4,713	4,713
Brokerage commissions	3,628	3,628
Distribution fees	3,770	3,770
Insurance expense	3,770	3,770
Listing & calculation agent fees	2,917	2,917
Other expenses	4,457	4,457
Wholesale support fees	1,655	1,655
Total Expenses	118,864	118,864
Less: Waiver of sub-advisory fee	(5,793)	(5,793)
Less: Expenses absorbed by Sponsor	(84,620)	(84,620)
Net Expenses	28,451	28,451
Net Investment Income (Loss)	$(28,451)	$(28,451)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss)
Futures and options contracts	$(78,839)	$(78,839)

Change in Unrealized Gain (Loss)
Futures contracts and options	(112,211)	(112,211)
Net realized and unrealized gain (loss)	(191,050)	(191,050)
Net income (loss)	$(219,501)	$(219,501)

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Shareholders' Capital for the Three Months Ended September 30, 2015

(Unaudited)

	SIT RISING RATE ETF	ETF MANAGERS GROUP COMMODITY TRUST I
Shareholders' Capital at June 30, 2015 (audited)	$6,061,502	$6,061,502

Increase (decrease) in Shareholders' Capital from share transactions
Addition of 50,000 and 50,000 shares, respectively	1,204,100	1,204,100

Net increase (decrease) in Shareholders' Capital from share transactions	1,204,100	1,204,100

Increase (decrease) in Shareholders' Capital from operations
Net investment income (loss)	(28,451)	(28,451)
Net realized gain (loss)	(78,839)	(78,839)
Change in net unrealized gain (loss)	(112,211)	(112,211)

Net increase (decrease) in Shareholders' Capital from operations	(219,501)	(219,501)

Shareholders' Capital at September 30, 2015	$7,046,101	$7,046,101

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows for the Three Months ended September 30, 2015

(Unaudited)

	SIT RISING RATE ETF	ETF MANAGERS GROUP COMMODITY TRUST I
Cash flows provided by (used in) operating activities
Net income (loss)	$(219,501)	$(219,501)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchase of investments	(1,171,994)	(1,171,994)
Decrease in segregated cash held by broker	75,453	75,453
Decrease in receivable on open futures contracts	9,187	9,187
Increase in options written, at fair value	15,555	15,555
Increase in payable on open futures contracts	85,952	85,952
Increase in due to Sponsor	1,248	1,248
Net cash provided by (used in) operating activities	(1,204,100)	(1,204,100)
Cash flows from financing activities
Proceeds from sale of shares	1,204,100	1,204,100
Net cash provided by financing activities	1,204,100	1,204,100
Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2015 (unaudited)

(1) Organization

SIT RISING RATE ETF (the “Fund”), a series of the ETF Managers Group Commodity Trust I (a Delaware statutory trust formed on July 23, 2014), commenced investment operations on February 19, 2015. The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 50,000 Shares (a “Creation Basket”). ETF Managers Capital LLC (the “Sponsor”), a Delaware limited liability company and a wholly owned subsidiary of Exchange Traded Managers Group LLC, serves as the managing owner and commodity pool operator of the Fund. The Sponsor seeded the Fund with a capital contribution of $1,000 in exchange for 40 Shares (Founders Shares) at the initial issuance price of $25.00 per share on September 26, 2014. Sit Fixed Income Advisors II, LLC (“Sit”) is registered as a “commodity trading advisor” and acts as such for the Fund. On January 8, 2015, Sit increased the seeding of the Fund with a capital contribution of $5,000,000 at the initial issuance price of $25.00 per share. From September 26, 2014 through February 18, 2015 the Fund had no operating activities.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2015 (unaudited) (continued)

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2015 (unaudited) (continued)

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

(c) Cash

Cash, when shown in the Statements of Financial Condition, represents non-segregated cash with the custodian and does not include short-term investments.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three months ended September 30, 2015 was at 4:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended September 30, 2015.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2015 (unaudited) (continued)

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investments positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at September 30, 2015.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2015 (unaudited) (continued)

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

The following tables summarize the valuation of investments at September 30, 2015 and at June 30, 2015 using the fair value hierarchy:

	September 30, 2015 (unaudited)
	Short-Term Investments and Purchased Options		Written Options Contracts		Future Contracts		Total
Level I – Quoted Prices	$6,850,446	a	$(42,625	)b	$(88,531	)c	$6,719,290

a – Included in Investments in short-term investments in the Statement of Financial Condition.

b – Included in Options Written, at fair value in the Statement of Financial Condition.

c – Included in Payable on open futures contracts in the Statement of Financial Condition.

	June 30, 2015 (audited)
	Short-Term Investments and Purchased Options		Written Options Contracts		Future Contracts		Total
Level I – Quoted Prices	$5,678,452	a	$(27,070	)b	$6,608	c	$5,657,990

a – Included in Investments in short-term investments in the Statement of Financial Condition.

b – Included in Options Written, at fair value in the Statement of Financial Condition.

c – Included in Receivable and Payable on open futures contracts in the Statement of Financial Condition.

There were no Level II or Level III type holdings at September 30, 2015 or June 30, 2015 and during the three months ended September 30, 2015.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

(h) Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis, and marked to market daily. Unrealized gain/loss on open futures contracts is reflected in Receivable/Payable on open futures contracts in the Statements of Financial Condition and the change in the unrealized gain/loss between periods is reflected in the Statements of Operations. Discounts on short-term securities purchased are accreted daily and reflected as Interest Income in the Statements of Operations.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2015 (unaudited) (continued)

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

All open derivative positions at September 30, 2015 and June 30, 2015 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholder’s capital throughout the reporting period for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2015 (unaudited) (continued)

Fair Value of Derivative Instruments, as of September 30, 2015

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Gain	Statement of Financial Condition	Unrealized Loss
Interest Rate Risk			Payable on open futures contracts	$(88,531	)*
Interest Rate Risk			Written options, at fair value	$(42,625	)**

*	Represents cumulative depreciation of futures contracts as reported in the Statements of Financial Condition.

**	Represents cumulative depreciation of options contracts as reported in the Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended September 30, 2015

Derivatives	Location of Gain(Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized gain (loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(78,839)	$(112,211)

The futures and options contracts open at September 30, 2015 are indicative of the activity for the three months ended September 30, 2015.

Fair Value of Derivative Instruments, as of June 30, 2015

	Asset Derivatives			Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Gain		Statement of Financial Condition	Unrealized Loss
Interest Rate Risk	Receivable on open futures contracts	$9,187	*	Payable on open futures contracts	$(2,579	)**
Interest Rate Risk				Written options, at fair value	$(27,070	)***

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Financial Condition.

**	Represents cumulative depreciation of futures contracts as reported in the Statements of Financial Condition.

***	Represents cumulative depreciation of options contracts as reported in the Statements of Financial Condition.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2015 (unaudited) (continued)

(4) Agreements

(a) Management Fee

The Fund pays the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $56,250 (the “Management Fee”). The Management Fee is paid in consideration of the Sponsor’s advisory services to the Fund. Additionally, Sit receives an annual fee, monthly in arrears, for its services equal to 0.35% of the Fund’s average daily net assets. As of February 19, 2015, Sit has agreed to waive its license and services fee and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Sit, respectively, through February 1, 2017.

The waiver of the license and services fee, pursuant to the undertaking, amounted to $5,793 for the three months ended September 30, 2015. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $84,620 for the three months ended September 30, 2015.

(b) The Administrator, Custodian, Fund Accountant and Transfer Agent

The Fund has appointed U.S. Bank, a national banking association, with its principal office in Milwaukee, Wisconsin, as the custodian (the “Custodian”). Its affiliate, U.S. Bancorp Fund Services, is the Fund accountant (“the Fund accountant”) of the Fund, transfer agent (the “Transfer Agent”) for Fund shares and administrator for the Fund (the “Administrator”). It performs certain administrative and accounting services for the Fund and prepares certain SEC, NFA and CFTC reports on behalf of the Fund. (U.S. Bank and U.S. Bancorp Fund Services are referred to collectively hereinafter as “U.S. Bank”).

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

The Distributor is paid a minimum annual fee of $15,000 by the Fund of the Fund’s average daily net asset value. For the three months ended September 30, 2015 the Fund incurred $3,770 in distribution fees which is included in the Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.118% of the net asset value of the Fund during the first year of its operations for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. For the three months ended September 30, 2015, the Fund incurred $3,628 in Brokerage Commissions and fees as disclosed in the Statements of Operations.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2015 (unaudited) (continued)

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. For the three months ended September 30, 2015, the Fund incurred $1,256 in trustee fees which is included in Other expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the Fund’s Expense Cap limitation pays all of the routine offering, operational, administrative and other ordinary expenses of the Fund in excess of 1.50% (excluding brokerage commissions) of the Fund’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. For the three months ended September 30, 2015, the Fund incurred $118,864 in routine offering, operational, administrative or other ordinary expenses.

The license and services fee waiver by Sit and the assumption of Fund expenses above the Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $5,793 and $84,620, respectively, for the three months ended September 30, 2015.

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

For the three months ended September 30, 2015, the Fund did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2015, the Fund did not incur such expenses.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2015 (unaudited) (continued)

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

(b) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2015
	Shares	Paid in Capital
Shares Sold	50,000	$1,204,100
Shares Redeemed	-	-
Net Increase (Decrease)	50,000	$1,204,100

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2015 (unaudited) (continued)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2015, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2015 (unaudited) (continued)

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the Three Months Ended September 30, 2015. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

For the Three Months Ended September 30, 2015
Net Asset Value
Net asset value per Share, beginning of period	$24.24
Net investment income (loss)	(0.10)
Net realized and unrealized gain (loss)	(0.66)
Net Income (Loss)	(0.76)
Net Asset Value per Share, end of period	$23.48
Market Value per Share, end of period	$23.52
Ratios to Average Net Assets*
Expense Ratio***	1.72%
Expense Ratio before Waiver / Assumption	7.18%
Net Investment Income (Loss)	(1.72)%
Total Return, at Net Asset Value**	(3.14)%
Total Return, at Market Value**	(3.72)%

*    Percentages are annualized.

**  Percentages are not annualized.

*** As of February 19, 2015 Fund expenses have been capped at 1.50% of average daily net assets, plus brokerage commissions, as disclosed in Note 4(a).

(11) New Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-07 “Disclosure for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”. The amendments in ASU No. 2015-07 remove the requirement to categorize within the fair value hierarchy investments measured using the NAV practical expedient. The ASU also removes certain disclosure requirements for investments that qualify, but do not utilize, the NAV practical expedient. The amendments in the ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Management is currently evaluating the impact these changes will have on the Funds’ financial statements and related disclosures.

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

Overview

The Trust is a Delaware statutory trust formed on July 23, 2014. It is a series trust currently consisting of one series: Sit Rising Rate ETF (the “Fund” and any future series will be a “Fund”). The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Trust and the Fund operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

The Sponsor has the power and authority to establish and designate one or more series and to issue shares thereof, from time to time as it deems necessary or desirable.  The Sponsor has exclusive power to fix and determine the relative rights and preferences as between the shares of any series as to the right of redemption, special and relative rights as to dividends and other distributions and on liquidation, conversion rights, and conditions under which the series shall have separate voting rights or no voting rights. The term for which the Trust is to exist commenced on the date of the filing of the Certificate of Trust, and the Trust, the Fund, and any additional series created in the future will exist in perpetuity, unless earlier terminated in accordance with the provisions of the Trust Agreement.  Separate and distinct records shall be maintained for each Fund and the assets associated with a Fund shall be held in such separate and distinct records (directly or indirectly, including a nominee or otherwise) and accounted for in such separate and distinct records separately from the assets of any other series.  The Fund and each future series will be separate from all such series in respect of the assets and liabilities allocated to the Fund and each separate series and will represent a separate investment portfolio of the Trust.

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

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of September 30, 2015 include:

Name	Ticker	Market Value USD
US 5YR FUTR OPTN NOV15C	FVX5C120	$(42,625)
US 5YR NOTE (CBT) DEC15	FVZ5	(3,856,500)
US 2 YR NOTE (CBT) DEC15	TUZ5	(19,274,750)
US 10YR FUT OPTN NOV15P	TYX5P1275	7,969

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

Results of Operations

COMPARISON OF PER SHARE RISE NAV TO RISE MARKET VALUE

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

$24.80
$24.60
$24.40
$24.20
$24.00
$23.80
$23.60
$23.40
$23.20
7/1/2015
7/8/2015
7/15/2015
7/22/2015
7/29/2015
8/5/2015
8/12/2015
8/19/2015
8/26/2015
9/2/2015
9/9/2015
9/16/2015
9/23/2015
9/30/2015
NAV
Mid Price

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the three months ended September 30, 2015.

COMPARISON OF PER SHARE RISE NAV TO BENCHMARK PORTFOLIO

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

$24.80
$24.60
$24.40
$24.20
$24.00
$23.80
$23.60
$23.40
$23.20
7/1/2015
7/8/2015
7/15/2015
7/22/2015
7/29/2015
8/5/2015
8/12/2015
8/19/2015
8/26/2015
9/2/2015
9/9/2015
9/16/2015
9/23/2015
9/30/2015
NAV
Mid Price

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended September 30, 2015. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Fund Share Price Performance

During the three months ended September 30, 2015, the NYSE Arca market value of each Share decreased (-3.72%) from $24.43 per Share, representing the closing trade on June 30, 2015, to $23.52 per Share, representing the closing price on September 30, 2015. The Share price high and low for the three months ended September 30, 2015 and related change from the closing Share price on June 30, 2015 was as follows: Shares traded from a high of $24.35 per Share (-0.34%) on July 20, 2015 to a low of $23.50 per Share (-3.81%) on September 29, 2015.

Fund Share Net Asset Performance

For the three months ended September 30, 2015, the net asset value of each Share decreased (-3.14%) from $24.24 per Share, representing the closing net asset value per Share on June 30, 2015, to $23.48 per Share. Losses in the futures and options contracts and fund expenses resulted in the overall decrease in the NAV per Share during the three months ended September 30, 2015.

Net loss for the three months ended September 30, 2015, was $219,501, resulting from net realized losses on futures and options contracts of $78,839, net unrealized losses on futures and options contracts of $112,211, and the net operating loss of $28,451.

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

Management believes that as of September 30, 2015 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

Off Balance Sheet Financing

As of September 30, 2015, neither the Trust nor the Fund has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

Contractual Obligations

The Fund pays the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $56,250 (the “Management Fee”). The Management Fee is paid in consideration of the Sponsor’s advisory services to the Fund. Additionally, Sit receives an annual fee, monthly in arrears, for its services equal to 0.35% of the Fund’s average daily net assets. As of February 19, 2015, Sit has agreed to waive its license and services fee and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets. The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Sit, respectively, through February 1, 2017 (the “Expense Cap”).

The Fund’s ongoing fees, costs and expenses of its operation, not subject to the Expense Cap include brokerage and other fees and commissions incurred in connection with the trading activities of the Fund, and extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto). Expenses subject to the Expense Cap include (i) expenses incurred in connection with registering additional Shares of the Fund or offering Shares of the Fund; (ii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iii) the routine services of the Trustee, legal counsel and independent accountants; (iv) routine accounting, bookkeeping, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (v) postage and insurance; (vi) costs and expenses associated with client relations and services; (vii) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund.

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

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. For the three months ended September 30, 2015, 50,000 Shares of the Fund were sold at an aggregate price of $1,204,100. The offering proceeds were invested in futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	Not applicable

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Date: November 13, 2015

- 33 -