Form 10-Q
period 2015-12-31
ETF Managers Group Commodity Trust I
filed 2016-02-12
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-36851

ETF Managers Group Commodity Trust I
(Exact name of registrant as specified in its charter)

Delaware	36-4793446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Maple Street

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

☐ Yes    ☒ No

Indicate the number of Shares outstanding as of February 1, 2016: 850,040

ETF MANAGERS GROUP COMMODITY TRUST I

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Financial Condition

December 31, 2015 and June 30, 2015

			ETF MANAGERS
	SIT RISING		GROUP COMMODITY
	RATE ETF		TRUST I
	December 31, 2015 (unaudited)	June 30, 2015 (audited)	December 31, 2015 (unaudited)	June 30, 2015 (audited)
Assets
Investment in short-term securities, at fair value (cost $16,439,686, $5,682,577, $16,439,686 and $5,682,577, respectively)	$16,426,398	$5,678,452	$16,426,398	$5,678,452
Interest receivable	41	-	41	-
Segregated cash held by broker	472,675	411,045	472,675	411,045
Receivable for Fund shares sold	1,213,505	-	1,213,505	-
Receivable on open futures contracts	92,976	9,187	92,976	9,187
Total assets	$18,205,595	$6,098,684	$18,205,595	$6,098,684
Liabilities and shareholders' capital
Options written, at fair value (premiums received $66,352, $21,797, $66,352 and $21,797, respectively)	$26,954	$27,070	$26,954	$27,070
Payable on open futures contracts	-	2,579	-	2,579
Due to Sponsor	19,137	7,533	19,137	7,533
Total liabilities	46,091	37,182	46,091	37,182
Shareholders' capital
Paid in capital	18,299,565	6,246,665	18,299,565	6,246,665
Accumulated earnings (deficit)	(140,061)	(185,163)	(140,061)	(185,163)
Total shareholders' capital	18,159,504	6,061,502	18,159,504	6,061,502
Total liabilities and shareholders' capital	$18,205,595	$6,098,684	$18,205,595	$6,098,684

Shares outstanding (unlimited authorized)	750,040	250,040
Net asset value per share	$24.21	$24.24
Market value per share	$24.23	$24.43

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

December 31, 2015 (Unaudited)

SIT RISING RATE ETF	Contracts	Value

PURCHASED OPTIONS - 0.2%
CBT U.S. Treasury 10 Year Note, Strike Price $126.00 Expiring 1/22/2016	63	$38,391
TOTAL PURCHASED OPTIONS (cost $52,328)		38,391

SHORT-TERM INVESTMENTS – 90.3%	Principal Amount	Value
U.S. TREASURY BILLS
United States Treasury Bills – 85.4%
United States Treasury Bills
0.000%, 1/14/2016	$15,500,000	15,499,566
TOTAL U.S. TREASURY BILLS (Cost $15,498,917)		15,499,566

	Shares
MONEY MARKET FUNDS – 4.9%
First American US Treasury Money Market Fund, 0.02%*	888,441	888,441
TOTAL MONEY MARKET FUNDS (cost $888,441)		888,441
TOTAL SHORT-TERM INVESTMENTS (cost $16,387,358)		16,388,007

Total Investments (cost $16,439,686) – 90.5%		16,426,398
Other Assets in Excess of Other Liabilities – 9.5% (a)		1,733,106
TOTAL NET ASSETS – 100.0%		$18,159,504

*    Annualized seven-day yield as of December 31, 2015

(a)  $472,675 of cash is pledged as collateral for futures contracts and written options

Written Options Contracts December 31, 2015	Contracts	Value

CBT U.S. 5 year Note, Strike Price $118.70 Expiring 1/22/2016	150	$(26,954)
(Premiums received $66,352)		$(26,954)

Short Futures Contracts December 31, 2015	Contracts	Unrealized Appreciation/ (Depreciation)

CBT U.S. Treasury 5 Year Note, Expiring March 2016 (Underlying Face Amount at Market Value ($8,519,063)	72	$21,586
CBT U.S. Treasury 2 Year Note, Expiring March 2016 (Underlying Face Amount at Market Value ($41,274,531)	190	71,390
		$92,976

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations for the Three Months Ended December 31, 2015

(Unaudited)

Investment Income	SIT RISING RATE ETF	ETF MANAGERS GROUP COMMODITY TRUST I

Investment Income
Interest	$1,276	$1,276

Expenses
CPO management fee	$14,139	$14,139
Sub-advisory fee	8,622	8,622
Audit fees	20,055	20,055
Tax preparation fees	18,852	18,852
Admin/accounting/custodian/transfer agent fees	12,518	12,518
Legal fees	7,514	7,514
Printing and postage expenses	6,284	6,284
Chief Compliance Officer fees	4,713	4,713
Principal Financial Officer fees	4,713	4,713
Regulatory reporting fees	4,713	4,713
Brokerage commissions	6,295	6,295
Distribution fees	3,770	3,770
Insurance expense	3,770	3,770
Listing & calculation agent fees	2,917	2,917
Other expenses	3,142	3,142
Wholesale support fees	2,464	2,464
Total Expenses	124,481	124,481
Less: Waiver of sub-advisory fee	(8,622)	(8,622)
Less: Expenses absorbed by Sponsor	(72,609)	(72,609)
Net Expenses	43,250	43,250
Net Investment Income (Loss)	$(41,974)	$(41,974)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss)
Futures and options contracts	$71,624	$71,624

Change in Unrealized Gain (Loss)
Futures contracts and options	234,953	234,953
Net realized and unrealized gain (loss)	306,577	306,577
Net income (loss)	$264,603	$264,603

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations for the Six Months Ended December 31, 2015

(Unaudited)

Investment Income	SIT RISING RATE ETF	ETF MANAGERS GROUP COMMODITY TRUST I

Investment Income
Interest	$1,276	$1,276

Expenses
CPO management fee	$28,278	$28,278
Sub-advisory fee	14,415	14,415
Audit fees	40,111	40,111
Tax preparation fees	37,704	37,704
Admin/accounting/custodian/transfer agent fees	25,036	25,036
Legal fees	15,028	15,028
Printing and postage expenses	11,940	11,940
Chief Compliance Officer fees	9,426	9,426
Principal Financial Officer fees	9,426	9,426
Regulatory reporting fees	9,426	9,426
Brokerage commissions	9,923	9,923
Distribution fees	7,540	7,540
Insurance expense	7,540	7,540
Listing & calculation agent fees	5,834	5,834
Other expenses	7,599	7,599
Wholesale support fees	4,119	4,119
Total Expenses	243,345	243,345
Less: Waiver of sub-advisory fee	(14,415)	(14,415)
Less: Expenses absorbed by Sponsor	(157,229)	(157,229)
Net Expenses	71,701	71,701
Net Investment Income (Loss)	$(70,425)	$(70,425)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss)
Futures and options contracts	$(7,215)	$(7,215)

Change in Unrealized Gain (Loss)
Futures contracts and options	122,742	122,742
Net realized and unrealized gain (loss)	115,527	115,527
Net income (loss)	$45,102	$45,102

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Shareholders’ Capital for the Three Months Ended December 31, 2015

(Unaudited)

	Sit Rising Rate ETF	ETF Managers Group Commodity Trust I
Shareholders’ Capital at September 30, 2015	$7,046,101	$7,046,101

Increase (decrease) in Shareholders’ Capital from share transactions
Addition of 450,000 and 450,000 shares, respectively	10,848,800	10,848,800

Net increase (decrease) in Shareholders’ Capital from share transactions	10,848,800	10,848,800

Increase (decrease) in Shareholders’ Capital from operations
Net investment income (loss)	(41,974)	(41,974)
Net realized gain (loss)	71,624	71,624
Change in net unrealized gain (loss)	234,953	234,953

Net increase (decrease) in Shareholders’ Capital from operations	264,603	264,603

Shareholders’ Capital at December 31, 2015	$18,159,504	$18,159,504

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Shareholders' Capital for the Six Months Ended December 31, 2015

(Unaudited)

	SIT RISING RATE ETF	ETF MANAGERS GROUP COMMODITY TRUST I
Shareholders' Capital at June 30, 2015 (audited)	$6,061,502	$6,061,502

Increase (decrease) in Shareholders' Capital from share transactions
Addition of 500,000 and 500,000 shares, respectively	12,052,900	12,052,900

Net increase (decrease) in Shareholders' Capital from share transactions	12,052,900	12,052,900

Increase (decrease) in Shareholders' Capital from operations
Net investment income (loss)	(70,425)	(70,425)
Net realized gain (loss)	(7,215)	(7,215)
Change in net unrealized gain (loss)	122,742	122,742

Net increase (decrease) in Shareholders' Capital from operations	45,102	45,102

Shareholders' Capital at December 31, 2015	$18,159,504	$18,159,504

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows for the Six Months ended December 31, 2015

(Unaudited)

	SIT RISING RATE ETF	ETF MANAGERS GROUP COMMODITY TRUST I
Cash flows provided by (used in) operating activities
Net income (loss)	$45,102	$45,102
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchase of investments	(10,747,946)	(10,747,946)
Increase in interest receivable	(41)	(41)
Increase in segregated cash held by broker	(61,630)	(61,630)
Increase in receivable on open futures contracts	(83,789)	(83,789)
Decrease in options written, at fair value	(116)	(116)
Decrease in payable on open futures contracts	(2,579)	(2,579)
Increase in due to Sponsor	11,604	11,604
Net cash provided by (used in) operating activities	(10,839,395)	(10,839,395)
Cash flows from financing activities
Proceeds from sale of shares	10,839,395	10,839,395
Net cash provided by financing activities	10,839,395	10,839,395
Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-
Supplemental disclosure of non-cash financing activity:
Receivable from creation of fund shares:	$1,213,505	$1,213,505

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2015 (unaudited)

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

Through January 26, 2016, Sit is paid a fee equal to 0.35% per annum of the value of the Fund’s average daily net assets (0.50% per annum effective January 27, 2016) for a license and service fee for the use of the Benchmark Portfolio and for its services as the commodity trading advisor to the Fund, such fee payable by the Fund. Sit is a subsidiary of Sit Investment Associates, Inc.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2015 (unaudited) (continued)

The Sponsor anticipates that approximately 5% to 15% of the Fund’s assets will be used as payment for or collateral for Treasury Instruments. In order to collateralize its Treasury Instrument positions the Fund will hold such assets, from which it will post margin to its futures commission merchant (“FCM”), SG Americas Securities, LLC, in an amount equal to the margin required by the relevant exchange, and transfer to its FCM any additional amounts that may be separately required by the FCM. When establishing positions in Treasury Instruments, the Fund will be required to deposit initial margin with a value of approximately 3% to 10% of the value of each Treasury Instrument position at the time it is established. These margin requirements are subject to change from time to time by the exchange or the FCM. On a daily basis, the Fund will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Treasury Instruments positions. Any assets not required to be posted as margin with the FCM will be held at the Fund’s administrator in cash or cash equivalents as discussed below.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2015 (unaudited) (continued)

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying financial statements of the Fund have been prepared in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements are unaudited, but in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial statements have been made. The Fund’s Prospectus dated January 26, 2016 should be read in conjunction with these interim financial statements. Interim period results are not necessarily indicative of results for a full-year period.

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

(d) Cash Held by Broker

Sit is registered as a “commodity trading advisor” and acts as such for the Fund. Sit is a subsidiary of Sit Investment Associates, Inc. The Fund’s arrangement with SG Americas Securities, LLC, the Fund’s FCM, requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. These amounts are shown as Segre1gated cash held by broker in the Statements of Financial Condition. The Fund deposits cash and United States Treasury Obligations with the FCM subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its FCM of cash and United States Treasury Obligations and the unrealized gain or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its brokerage trading account. The Fund uses its cash held by the FCM to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the FCM and is recorded on the accrual basis.

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three months ended December 31, 2015 was at 4:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended December 31, 2015.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2015 (unaudited) (continued)

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at December 31, 2015.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2015 (unaudited) (continued)

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

The following tables summarize the valuation of investments at December 31, 2015 and at June 30, 2015 using the fair value hierarchy:

	December 31, 2015 (unaudited)
	Short-Term Investments and Purchased Options		Written Options Contracts		Future Contracts		Total
Level I – Quoted Prices	$16,426,398	a	$(26,954	)b	$92,976	c	$16,492,420

a – Included in Investments in short-term securities in the Statement of Financial Condition.

b – Included in Options Written, at fair value in the Statement of Financial Condition.

c – Included in Receivable on open futures contracts in the Statement of Financial Condition.

	June 30, 2015 (audited)
	Short-Term Investments and Purchased Options		Written Options Contracts		Future Contracts		Total
Level I – Quoted Prices	$5,678,452	a	$(27,070	)b	$6,608	c	$5,657,990

a – Included in Investments in short-term securities in the Statement of Financial Condition.

b – Included in Options Written, at fair value in the Statement of Financial Condition.

c – Included in Receivable and Payable on open futures contracts in the Statement of Financial Condition.

There were no Level II or Level III type holdings at December 31, 2015 or June 30, 2015 and during the three and six months ended December 31, 2015, respectively.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2015 (unaudited) (continued)

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

All open derivative positions at December 31, 2015 and June 30, 2015 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholder’s capital throughout the reporting period for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2015 (unaudited) (continued)

Fair Value of Derivative Instruments, as of December 31, 2015

	Assets Derivatives			Liability Derivatives
Derivatives	Statements of Financial Condition	Unrealized Gain		Statements of Financial Condition	Unrealized Loss
Interest Rate Risk	Receivable on open futures contracts	$92,976	*
Interest Rate Risk				Written options, at fair value	$(26,954	)**

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Financial Condition.

**	Represents cumulative depreciation of options contracts as reported in the Statements of Financial Condition.

Fair Value of Derivative Instruments, as of June 30, 2015

	Asset Derivatives			Liability Derivatives
Derivatives	Statements of Financial Condition	Unrealized Gain		Statements of Financial Condition	Unrealized Loss
Interest Rate Risk	Receivable on open futures contracts	$9,187	*	Payable on open futures contracts	$(2,579	)**
Interest Rate Risk				Written options, at fair value	$(27,070	)***

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Financial Condition.

**	Represents cumulative depreciation of futures contracts as reported in the Statements of Financial Condition.

***	Represents cumulative depreciation of options contracts as reported in the Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended December 31, 2015

Derivatives	Location of Gain(Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized gain (loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$71,624	$234,953

The futures and options contracts open at December 31, 2015 are indicative of the activity for the three months ended December 31, 2015.

The Effect of Derivative Instruments on the Statements of Operations

For the Six Months Ended December 31, 2015

Derivatives	Location of Gain(Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized gain (loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(7,215)	$122,742

The futures and options contracts open at December 31, 2015 are indicative of the activity for the six months ended December 31, 2015.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2015 (unaudited) (continued)

(4) Agreements

(a) Management Fee

The Fund pays the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $56,250 (the “Management Fee”). The Management Fee is paid in consideration of the Sponsor’s advisory services to the Fund. Additionally, Sit receives an annual fee, monthly in arrears, for its services equal to 0.35% (0.50% effective January 27, 2016) of the Fund’s average daily net assets. As of February 19, 2015, Sit has agreed to waive its license and services fee and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Sit, respectively, through February 1, 2017.

The waiver of the license and services fee, pursuant to the undertaking, amounted to $8,622 and $14,415 for the three and six months ended December 31, 2015, respectively. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $115,859 and $157,229 for the three and six months ended December 31, 2015, respectively.

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

For the first year of services, the Fund has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. Effective February 19, 2016, the Fund has agreed to pay U.S. Bank 0.05% of AUM, with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services with an annual minimum of $4,800 for custody services.

(c) The Distributor

Effective December 1, 2015, ALPS Distributors, Inc. (the “Distributor”) provides statutory and wholesaling distribution services to the Fund. The Fund pays an annual fee for such distribution services and related administrative services equal to 0.02% of the Fund’s average daily net assets, with a minimum of $15,000 payable annually. This fee has two components, with a portion of the fee paid to ALPS Distributors, Inc. for the statutory distribution services and a portion paid to the Sponsor for the related administrative services. Pursuant to the Marketing Agent Agreement between the Sponsor, the Fund and the Distributor, the Distributor assists the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders.

Esposito Securities LLC (“Esposito”) provided statutory and wholesaling distribution services to the Fund through November 30, 2015. The Fund paid Esposito an annual fee for such distribution services, equal to 0.02% of Fund average daily net assets, with a minimum of $15,000 payable annually. Pursuant to the Distribution Services Agreement between the Sponsor, the Fund and Esposito, the former distributor assisted the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. Esposito also assisted with the processing of creation and redemption orders.

The Fund incurred $3,770 and $7,540 in distribution and related administrative services for the three and six months ended December 31, 2015, respectively, which is included in the Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.118% of the net asset value of the Fund during the first year of its operations for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. The Fund incurred $6,295 and $9,923 in Brokerage Commissions and fees for the three and six months ended December 31, 2015, respectively, as disclosed in the Statements of Operations.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2015 (unaudited) (continued)

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. For the three and six months ended December 31, 2015, the Fund incurred $1,256 and $2,512, respectively, in trustee fees which is included in Other expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the Fund’s Expense Cap limitation pays all of the routine offering, operational, administrative and other ordinary expenses of the Fund in excess of 1.50% (excluding brokerage commissions) of the Fund’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. For the three and six months ended December 31, 2015, the Fund incurred $124,481 and $243,345, respectively, in routine offering, operational, administrative or other ordinary expenses.

The license and services fee waiver by Sit and the assumption of Fund expenses above the Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $8,622 and $72,609, respectively, for the three months ended December 31, 2015 and $14,415 and $157,229, respectively, for the six months ended December 31, 2015.

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

For the three and six months ended December 31, 2015, the Fund did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended December 31, 2015, the Fund did not incur such expenses.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2015 (unaudited) (continued)

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

(b) Share Transactions

Summary of Share Transactions for the Three Months Ended December 31, 2015
	Shares	Paid in Capital
Shares Sold	450,000	$10,848,800
Shares Redeemed	-	-
Net Increase (Decrease)	450,000	$10,848,800

Summary of Share Transactions for the Six Months Ended December 31, 2015
	Shares	Paid in Capital
Shares Sold	500,000	$12,052,900
Shares Redeemed	-	-
Net Increase (Decrease)	500,000	$12,052,900

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2015 (unaudited) (continued)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2015, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2015 (unaudited) (continued)

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the Three Months Ended December 31, 2015. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	For the Three Months Ended December 31, 2015	For the Six Months Ended December 31, 2015
Net Asset Value
Net asset value per Share, beginning of period	$23.48	$24.24
Net investment income (loss)	(.10)	(.21)
Net realized and unrealized gain (loss)	.83	.18
Net Income (Loss)	.73	(.03)
Net Asset Value per Share, end of period	$24.21	$24.21
Market Value per Share, end of period	$24.23	$24.23
Ratios to Average Net Assets*
Expense Ratio***	1.76%	1.74%
Expense Ratio before Waiver / Assumption	5.05%	5.91%
Net Investment Income (Loss)	(1.70)%	(1.71)%
Total Return, at Net Asset Value**	3.11%	(0.12)%
Total Return, at Market Value**	3.02%	(0.82)%

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

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of December 31, 2015 include:

Name	Ticker	Market Value USD
US 10YR FUT OPTN FEB16P	TYG6P1260	$38,391
UNITED STATES TREAS BILLS	912796GX1	15,499,566
US 5YR NOTE (CBT) MAR16	FVH6	(8,519,063)
US 2 YR NOTE (CBT) MAR16	TUH6	(41,274,531)
US 5YR FUTR OPTN FEB16C	FVG6C11875	(26,954)

The Benchmark Component Instruments currently constituting the Benchmark Portfolio and anticipated rebalancing dates, as well as the daily holdings of the Fund, are available on the Fund’s website at www.risingrateetf.com .

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

The Sponsor

ETF Managers Capital, LLC is the sponsor of the Trust and the Fund. The Sponsor is a Delaware limited liability company, formed on June 12, 2014. The principal office is located at 30 Maple Street, Summit, NJ 07901. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and became a member of the National Futures Association (“NFA”) on September 23, 2014. The Trust and the Fund operate pursuant to the Trust Agreement.

The Sponsor is a wholly-owned subsidiary of Exchange Traded Managers Group LLC (“ETFMG”), a limited liability company domiciled and headquartered in New Jersey. The Sponsor maintains its main business office at 30 Maple Street, Summit, NJ 07901.

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

Results of Operations

COMPARISON OF PER SHARE RISE NAV TO RISE MARKET VALUE
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015
$24.40
$24.20
$24.00
$23.80
$23.60
$23.40
$23.20
$23.00
$22.80
$22.60
10/1/15
10/8/15
10/15/15
10/22/15
10/29/15
11/5/15
11/12/15
11/19/15
11/26/15
12/3/15
12/10/15
12/17/15
12/24/15
12/31/15
NAV
MID-PRICE

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the three months ended December 31, 2015.

COMPARISON OF PER SHARE RISE NAV TO RISE MARKET VALUE FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

$24.40
$24.20
$24.00
$23.80
$23.60
$23.40
$23.20
$23.00
7/1/15
7/8/15
7/15/15
7/22/15
7/29/15
8/5/15
8/12/15
8/19/15
8/26/15
9/2/15
9/9/15
9/16/15
9/23/15
9/30/15
10/7/15
10/14/15
10/21/15
10/28/15
11/4/15
11/11/15
11/18/15
11/25/15
12/2/15
12/9/15
12/16/15
12/23/15
12/30/15
NAV
MID-PRICE

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the six months ended December 31, 2015.

COMPARISON OF PER SHARE RISE NAV TO BENCHMARK PORTFOLIO FOR THE THREE MONTHS ENDED DECEMBER 31, 2015

$24.60
$24.40
$24.20
$24.00
$23.80
$23.60
$23.40
$23.20
$23.00
$22.80
$22.60
10/1/15
10/8/15
10/15/15
10/22/15
10/29/15
11/5/15
11/12/15
11/19/15
11/26/15
12/3/15
12/10/15
12/17/15
12/24/15
12/31/15
INDEX (RISE BP)
NAV

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended December 31, 2015. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

COMPARISON OF PER SHARE RISE NAV TO BENCHMARK PORTFOLIO
FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

$24.60
$24.40
$24.20
$24.00
$23.80
$23.60
$23.40
$23.20
$23.00
7/1/15
7/8/15
7/15/15
7/22/15
7/29/15
8/5/15
8/12/15
8/19/15
8/26/15
9/2/15
9/9/15
9/16/15
9/23/15
9/30/15
10/7/15
10/14/15
10/21/15
10/28/15
11/4/15
11/11/15
11/18/15
11/25/15
12/2/15
12/9/15
12/16/15
12/23/15
12/30/15
INDEX (RISE BP)
NAV (RISE)

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the six months ended December 31, 2015. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015

Fund Share Price Performance

During the three months ended December 31, 2015, the NYSE Arca market value of each Share increased (3.02%) from $23.52 per Share, representing the closing trade on September 30, 2015, to $24.23 per Share, representing the closing price on December 31, 2015. The Share price high and low for the three months ended December 31, 2015 and related change from the closing Share price on September 30, 2015 was as follows: Shares traded from a high of $24.61 per Share (+4.63%) on December 2, 2015 to a low of $23.37 per Share (-0.64%) on October 27, 2015.

Fund Share Net Asset Performance

For the three months ended December 31, 2015, the net asset value of each Share increased (+3.11%) from $23.52 per Share, representing the closing net asset value per Share on September 30, 2015, to $24.23 per Share. Gains in the futures and options contracts more than offset fund expenses which resulted in the overall increase in the NAV per Share during the three months ended December 31, 2015.

Net income for the three months ended December 31, 2015, was $264,603, resulting from net realized gains on futures and options contracts of $71,624, net unrealized gains on futures and options contracts of $234,953, and the net operating loss of $41,974.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

Fund Share Price Performance

During the six months ended December 31, 2015, the NYSE Arca market value of each share decreased (-0.82%) from $24.43 per Share, representing the closing price on June 30, 2015, to $24.23, representing the closing price on December 31, 2015. The Share price high and low for the six months ended December 31, 2015 and related change from the closing Share price on June 30, 2015 was as follows: Shares traded from a high of $24.61 per Share (+0.74%) on December 2, 2015 to a low of $23.37 (-4.34%) on October 27, 2015.

Fund Share Net Asset Value Performance

For the six months ended December 31, 2015, the net asset value of each Share increased (+3.11%) from $23.48 per Share, representing the closing net asset value per Share on June 30, 2015, to $24.21, representing the closing net asset value per Share on December 31, 2015. Gains in the futures and options contracts more than offset fund expenses which resulted in the overall increase in the NAV per Share during the six months ended December 31, 2015.

Net income for the six months ended December 31, 2015 was $45,102, resulting from net unrealized gains on futures and options contracts of $122,742, reduced by net realized losses on futures and options contracts of $7,215, and the net operating loss of $70,425.

Calculating NAV

The Fund’s NAV is calculated by:

·	Taking the current market value of its total assets;
·	Subtracting any liabilities; and
·	Dividing that total by the total number of outstanding shares.

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

The Sponsor will attempt to minimize certain of these market and credit risks by normally:

·	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;
·	limiting the outstanding amounts due from counterparties of the Fund;
·	not posting margin directly with a counterparty;
·	limiting the amount of margin or premium posted at the FCM; and
·	ensuring that deliverable contracts are not held to such a date when delivery of an underlying asset could be called for.

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

Management believes that as of December 31, 2015 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

Off Balance Sheet Financing

As of December 31, 2015, neither the Trust nor the Fund has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

Contractual Obligations

The Fund pays the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $56,250 (the “Management Fee”). The Management Fee is paid in consideration of the Sponsor’s advisory services to the Fund. Additionally, Sit receives an annual fee, monthly in arrears, for its services equal to 0.50% of the Fund’s average daily net assets. As of February 19, 2015, Sit has agreed to waive its license and services fee and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets. The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Sit, respectively, through February 1, 2017 (the “Expense Cap”).

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

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. For the six months ended December 31, 2015, 500,000 Shares of the Fund were created. On December 31, 2015, 750,040 shares of the Fund were outstanding for a market capitalization of $18,173,469.

(c)	Not applicable

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

Date: February 12, 2016

-37-