Form 10-Q
period 2016-03-31
ETF Managers Group Commodity Trust I
filed 2016-05-13
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-36851

ETF Managers Group Commodity Trust I
(Exact name of registrant as specified in its charter)

Delaware	36-4793446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

Indicate the number of Shares outstanding as of May 1, 2016: 750,040

ETF MANAGERS GROUP COMMODITY TRUST I

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Financial Condition

March 31, 2016 and June 30, 2015

			ETF MANAGERS
	SIT RISING		GROUP COMMODITY
	RATE ETF		TRUST I
	March 31, 2016 (unaudited)	June 30, 2015 (audited)	March 31, 2016 (unaudited)	June 30, 2015 (audited)
Assets
Investment in short-term securities, at fair value (cost $19,003,386, $5,682,577, $19,003,386 and $5,682,577, respectively)	$18,938,447	$5,678,452	$18,938,447	$5,678,452
Interest receivable	286	-	286	-
Segregated cash held by broker	731,483	411,045	731,483	411,045
Receivable on open futures contracts	48,032	9,187	48,032	9,187
Total assets	$19,718,248	$6,098,684	$19,718,248	$6,098,684
Liabilities and shareholders' capital
Options written, at fair value (premiums received $76,048, $21,797, $76,048 and $21,797, respectively)	$190,117	$27,070	$190,117	$27,070
Payable on open futures contracts	-	2,579	-	2,579
Due to Sponsor	25,216	7,533	25,216	7,533
Total liabilities	215,333	37,182	215,333	37,182
Shareholders' capital
Paid in capital	20,683,935	6,246,665	20,683,935	6,246,665
Accumulated earnings (deficit)	(1,181,020)	(185,163)	(1,181,020)	(185,163)
Total shareholders' capital	19,502,915	6,061,502	19,502,915	6,061,502
Total liabilities and shareholders' capital	$19,718,248	$6,098,684	$19,718,248	$6,098,684

Shares outstanding (unlimited authorized)	850,040	250,040
Net asset value per share	$22.94	$24.24
Market value per share	$23.03	$24.43

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

March 31, 2016 (Unaudited)

SIT RISING RATE ETF	Contracts	Value

PURCHASED OPTIONS - 0.0%
CBT U.S. Treasury 10 Year Note, Strike Price $129.00 Expiring 4/22/2016	67	$8,375
TOTAL PURCHASED OPTIONS (cost $74,941)		8,375

SHORT-TERM INVESTMENTS – 97.1%	Principal Amount	Value
U.S. TREASURY BILLS
United States Treasury Bills – 93.6%
United States Treasury Bills
0.000%, 4/21/2016	$18,250,000	18,248,996
TOTAL U.S. TREASURY BILLS (Cost $18,247,369)		18,248,996

	Shares
MONEY MARKET FUNDS – 3.5%
First American US Treasury Money Market Fund, 0.13%*	681,076	681,076
TOTAL MONEY MARKET FUNDS (cost $681,076)		681,076
TOTAL SHORT-TERM INVESTMENTS (cost $18,928,445)		18,930,072

Total Investments (cost $19,003,386) – 97.1%		18,938,447
Other Assets in Excess of Other Liabilities – 2.9% (a)		564,468
TOTAL NET ASSETS – 100.0%		$19,502,915

*	Annualized seven-day yield as of March 31, 2016
(a)	$731,483 of cash is pledged as collateral for futures contracts and written options

Written Options Contracts

March 31, 2016

	Contracts	Value

CBT U.S. 5 year Note, Strike Price $120.00 Expiring 4/22/2016	157	$(190,117)
(Premiums received $76,048)		$(190,117)

Short Futures Contracts
March 31, 2016

	Contracts	Unrealized Appreciation/ (Depreciation)

CBT U.S. Treasury 5 Year Note, Expiring June 2016 (Underlying Face Amount at Market Value ($9,329,633)	77	$3,500
CBT U.S. Treasury 2 Year Note, Expiring June 2016 (Underlying Face Amount at Market Value ($41,562,500)	190	44,532
		$48,032

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

For the Three Months ended March 31, 2016 and for the Period from February 19, 2015* to March 31, 2015

(Unaudited)

	For the Three Months Ended		For the Period from February 19, 2015*
	March 31, 2016		to March 31, 2015
		ETF		ETF
		MANAGERS		MANAGERS
		GROUP		GROUP
	SIT RISING	COMMODITY	SIT RISING	COMMODITY
	RATE ETF	TRUST I	RATE ETF	TRUST I

Investment Income
Interest	$10,839	$10,839	$-	$-

Expenses
CPO management fee	$16,085	$16,085	$6,318	$6,318
Sub-advisory fee	22,205	22,205	2,214	2,214
Audit fees	19,875	19,875	22,424	22,424
Tax preparation fees	22,883	22,883	9,731	9,731
Admin/accounting/custodian/transfer agent fees	12,382	12,382	5,594	5,594
Legal fees	7,450	7,450	3,370	3,370
Printing and postage expenses	6,005	6,005	2,528	2,528
Chief Compliance Officer fees	6,216	6,216	2,106	2,106
Principal Financial Officer fees	6,216	6,216	2,106	2,106
Regulatory reporting fees	6,745	6,745	2,106	2,106
Brokerage commissions	8,648	8,648	1,352	1,352
Distribution fees	3,729	3,729	1,685	1,685
Insurance expense	3,729	3,729	1,685	1,685
Listing & calculation agent fees	2,884	2,884	1,505	1,505
Other expenses	3,298	3,298	1,451	1,451
Wholesale support fees	4,866	4,866	632	632
Interest expense	35	35	-	-
Total Expenses	153,251	153,251	66,807	66,807
Less: Waiver of sub-advisory fee	(22,205)	(22,205)	(2,214)	(2,214)
Less: Expenses absorbed by Sponsor	(49,362)	(49,362)	(53,753)	(53,753)
Net Expenses	81,684	81,684	10,840	10,840
Net Investment Income (Loss)	$(70,845)	$(70,845)	$(10,840)	$(10,840)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Futures and options contracts	$(719,469)	$(719,469)	$(11,396)	$(11,396)

Change in Unrealized Gain (Loss)
Futures and options contracts	(250,645)	(250,645)	(156,031)	(156,031)
Net realized and unrealized gain (loss)	(970,114)	(970,114)	(167,427)	(167,427)
Net income (loss)	$(1,040,959)	$(1,040,959)	$(178,267)	$(178,267)

* Commencement of investment operations.

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

For the Nine Months ended March 31, 2016 and for the Period

from February 19, 2015* to March 31, 2015

(Unaudited)

	For the Nine Months Ended		For the Period from February 19, 2015*
	March 31, 2016		to March 31, 2015
		ETF		ETF
		MANAGERS		MANAGERS
		GROUP		GROUP
	SIT RISING	COMMODITY	SIT RISING	COMMODITY
	RATE ETF	TRUST I	RATE ETF	TRUST I

Investment Income
Interest	$12,115	$12,115	$-	$-

Expenses
CPO management fee	$44,363	$44,363	$6,318	$6,318
Sub-advisory fee	36,620	36,620	2,214	2,214
Audit fees	59,986	59,986	22,424	22,424
Tax preparation fees	60,587	60,587	9,731	9,731
Admin/accounting/custodian/transfer agent fees	37,418	37,418	5,594	5,594
Legal fees	22,478	22,478	3,370	3,370
Printing and postage expenses	17,945	17,945	2,528	2,528
Chief Compliance Officer fees	15,642	15,642	2,106	2,106
Principal Financial Officer fees	15,642	15,642	2,106	2,106
Regulatory reporting fees	16,171	16,171	2,106	2,106
Brokerage commissions	18,571	18,571	1,352	1,352
Distribution fees	11,269	11,269	1,685	1,685
Insurance expense	11,269	11,269	1,685	1,685
Listing & calculation agent fees	8,718	8,718	1,505	1,505
Other expenses	10,897	10,897	1,451	1,451
Wholesale support fees	8,985	8,985	632	632
Interest expense	35	35	-	-
Total Expenses	396,596	396,596	66,807	66,807
Less: Waiver of sub-advisory fee	(36,620)	(36,620)	(2,214)	(2,214)
Less: Expenses absorbed by Sponsor	(206,591)	(206,591)	(53,753)	(53,753)
Net Expenses	153,385	153,385	10,840	10,840
Net Investment Income (Loss)	$(141,270)	$(141,270)	$(10,840)	$(10,840)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Futures and options contracts	$(726,684)	$(726,684)	$(11,396)	$(11,396)

Change in Unrealized Gain (Loss)
Futures and options contracts	(127,903)	(127,903)	(156,031)	(156,031)
Net realized and unrealized gain (loss)	(854,587)	(854,587)	(167,427)	(167,427)
Net income (loss)	$(995,857)	$(995,857)	$(178,267)	$(178,267)

* Commencement of investment operations.

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Shareholders' Capital

For the Three Months ended March 31, 2016 and for the Period from February 19, 2015* to March 31, 2015

(Unaudited)

	For the Three Months Ended		For the Period from February 19, 2015*
	March 31, 2016		to March 31, 2015
		ETF		ETF
		MANAGERS		MANAGERS
		GROUP		GROUP
	SIT RISING	COMMODITY	SIT RISING	COMMODITY
	RATE ETF	TRUST I	RATE ETF	TRUST I

Shareholders' Capital at Beginning of Period	$18,159,504	$18,159,504	$5,001,000	$5,001,000

Increase (decrease) in Shareholders' Capital from share transactions	2,384,370	2,384,370	1,245,665	1,245,665

Net increase (decrease) in Shareholders' Capital from share transactions
Addition of 100,000, 100,000, 50,000 and 50,000 shares, respectively	2,384,370	2,384,370	1,245,665	1,245,665

Increase (decrease) in Shareholders' Capital from operations
Net investment income (loss)	(70,845)	(70,845)	(10,840)	(10,840)
Net realized gain (loss)	(719,469)	(719,469)	(11,396)	(11,396)
Change in net unrealized gain (loss)	(250,645)	(250,645)	(156,031)	(156,031)

Net increase (decrease) in Shareholders' Capital from operations	(1,040,959)	(1,040,959)	(178,267)	(178,267)

Shareholders' Capital at End of Period	$19,502,915	$19,502,915	$6,068,398	$6,068,398

* Commencement of investment operations.

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Shareholders' Capital

For the Nine Months ended March 31, 2016 and for the Period

from February 19, 2015* to March 31, 2015

(Unaudited)

	For the Nine Months Ended		For the Period from February 19, 2015*
	March 31, 2016		to March 31, 2015
		ETF		ETF
		MANAGERS		MANAGERS
		GROUP		GROUP
	SIT RISING	COMMODITY	SIT RISING	COMMODITY
	RATE ETF	TRUST I	RATE ETF	TRUST I

Shareholders' Capital at Beginning of Period	$6,061,502	$6,061,502	$5,001,000	$5,001,000

Increase (decrease) in Shareholders' Capital from share transactions	14,437,270	14,437,270	1,245,665	1,245,665

Net increase (decrease) in Shareholders' Capital from share transactions
Addition of 600,000, 600,000, 50,000 and 50,000 shares, respectively	14,437,270	14,437,270	1,245,665	1,245,665

Increase (decrease) in Shareholders' Capital from operations
Net investment income (loss)	(141,270)	(141,270)	(10,840)	(10,840)
Net realized gain (loss)	(726,684)	(726,684)	(11,396)	(11,396)
Change in net unrealized gain (loss)	(127,903)	(127,903)	(156,031)	(156,031)

Net increase (decrease) in Shareholders' Capital from operations	(995,857)	(995,857)	(178,267)	(178,267)

Shareholders' Capital at End of Period	$19,502,915	$19,502,915	$6,068,398	$6,068,398

* Commencement of investment operations.

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows

For the Nine Months ended March 31, 2016 and for the Period

from February 19, 2015* to March 31, 2015

(Unaudited)

	For the Nine Months Ended		For the Period from February 19, 2015*
	March 31, 2016		to March 31, 2015
		ETF		ETF
		MANAGERS		MANAGERS
		GROUP		GROUP
	SIT RISING	COMMODITY	SIT RISING	COMMODITY
	RATE ETF	TRUST I	RATE ETF	TRUST I

Cash flows provided by (used in) operating activities
Net income (loss)	$(995,857)	$(995,857)	$(178,267)	$(178,267)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	726,684	726,684
Change in net unrealized loss (gain) on investments	127,903	127,903
Purchase of investments	(14,114,582)	(14,114,582)	(5,688,644)	(5,688,644)
Increase in interest receivable	(286)	(286)
Increase in segregated cash held by broker	(320,438)	(320,438)	(549,697)	(549,697)
Increase in options written, at fair value	163,047	163,047	60,586	60,586
Increase in receivable on open futures contracts	(38,845)	(38,845)
Increase in payable on open futures contracts			102,703	102,703
Decrease in options written, at fair value
Decrease in payable on open futures contracts	(2,579)	(2,579)
Increase in due to Sponsor	17,683	17,683	7,654	7,654
Net cash provided by (used in) operating activities	(14,437,270)	(14,437,270)	(6,245,665)	(6,245,665)
Cash flows from finanacing activities
Proceeds from sale of shares	14,437,270	14,437,270	1,245,665	1,245,665
Net cash provided by financing activities	14,437,270	14,437,270	1,245,665	1,245,665
Net increase (decrease) in cash	-	-	(5,000,000)	(5,000,000)
Cash, beginning of period	-	-	5,001,000	5,001,000
Cash, end of period	$-	$-	$1,000	$1,000

* Commencement of investment operations.

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

March 31, 2016 (unaudited)

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

Through January 26, 2016, Sit was paid a fee equal to 0.35% per annum of the value of the Fund’s average daily net assets for a license and service fee for the use of the Benchmark Portfolio and for its services as the commodity trading advisor to the Fund, such fee payable by the Fund. Sit is a subsidiary of Sit Investment Associates, Inc. Effective January 27, 2016, the fee was increased to 0.50% per annum.

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

March 31, 2016 (unaudited) (continued)

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

March 31, 2016 (unaudited) (continued)

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

(d) Cash Held by Broker

Sit is registered as a “commodity trading advisor” and acts as such for the Fund. Sit is a subsidiary of Sit Investment Associates, Inc. The Fund’s arrangement with SG Americas Securities, LLC, the Fund’s FCM, requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the FCM. These amounts are shown as Segregated cash held by broker in the Statements of Financial Condition. The Fund deposits cash and United States Treasury Obligations with the FCM subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its FCM of cash and United States Treasury Obligations and the unrealized gain or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its brokerage trading account. The Fund uses its cash held by the FCM to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the FCM and is recorded on the accrual basis.

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three months ended March 31, 2016 was at 4:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended March 31, 2016.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

March 31, 2016 (unaudited) (continued)

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at March 31, 2016.

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

March 31, 2016 (unaudited) (continued)

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

The following tables summarize the valuation of investments at March 31, 2016 and at June 30, 2015 using the fair value hierarchy:

	March 31, 2016 (unaudited)
	Short-Term Investments and Purchased Options		Written Options Contracts		Future Contracts		Total
Level I – Quoted Prices	$18,938,447	a	$(190,117	)b	$48,032	c	$18,796,362

a – Included in Investments in short-term securities in the Statements of Financial Condition.

b – Included in Options Written, at fair value in the Statements of Financial Condition.

c – Included in Receivable on open futures contracts in the Statements of Financial Condition.

	June 30, 2015 (audited)
	Short-Term Investments and Purchased Options		Written Options Contracts		Future Contracts		Total
Level I – Quoted Prices	$5,678,452	a	$(27,070	)b	$6,608	c	$5,657,990

a – Included in Investments in short-term securities in the Statements of Financial Condition.

b – Included in Options Written, at fair value in the Statements of Financial Condition.

c – Included in Receivable and Payable on open futures contracts in the Statements of Financial Condition.

There were no Level II or Level III type holdings at March 31, 2016 or June 30, 2015 and during the three and nine months ended March 31, 2016, respectively.

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

March 31, 2016 (unaudited) (continued)

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

All open derivative positions at March 31, 2016 and June 30, 2015 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholder’s capital throughout the reporting period for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

March 31, 2016 (unaudited) (continued)

Fair Value of Derivative Instruments, as of March 31, 2016

	Assets Derivatives			Liability Derivatives
Derivatives	Statements of Financial Condition	Unrealized Gain		Statements of Financial Condition	Unrealized Loss
Interest Rate Risk	Receivable on open futures contracts	$48,032	*	Written options, at fair value	$(190,117	)**

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Financial Condition.

**	Represents cumulative depreciation of futures contracts as reported in the Statements of Financial Condition.

Fair Value of Derivative Instruments, as of June 30, 2015

	Asset Derivatives			Liability Derivatives
Derivatives	Statements of Financial Condition	Unrealized Gain		Statements of Financial Condition	Unrealized Loss
Interest Rate Risk	Receivable on open futures contracts	$9,187	*	Payable on open futures contracts	$(2,579	)**
Interest Rate Risk				Written options, at fair value	$(27,070	)***

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Financial Condition.

**	Represents cumulative depreciation of futures contracts as reported in the Statements of Financial Condition.

***	Represents cumulative depreciation of options contracts as reported in the Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended March 31, 2016

Derivatives	Location of Gain(Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized gain (loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(719,469)	$(250,645)

The futures and options contracts open at March 31, 2016 are indicative of the activity for the three months ended March 31, 2016.

The Effect of Derivative Instruments on the Statements of Operations

For the Nine Months Ended March 31, 2016

Derivatives	Location of Gain(Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized gain (loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(726,684)	$(127,903)

The futures and options contracts open at March 31, 2016 are indicative of the activity for the nine months ended March 31, 2016.

The Effect of Derivative Instruments on the Statements of Operations

For the Period from February 19, 2015 to March 31, 2015

Derivatives	Location of Gain(Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized gain (loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(11,396)	$(156,031)

The futures and options contracts open at March 31, 2015 are indicative of the activity for the period from February 19, 2015 to March 31, 2015.

The Effect of Derivative Instruments on the Statements of Operations

For the Period from February 19, 2015 to March 31, 2015

Derivatives	Location of Gain(Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized gain (loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(11,396)	$(156,031)

The futures and options contracts open at March 31, 2015 are indicative of the activity for the period from February 19, 2015 to March 31, 2015.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

March 31, 2016 (unaudited) (continued)

(4) Agreements

(a) Management Fee

The Fund pays the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $75,000 effective February 20, 2016 (the “Management Fee”). The Management Fee is paid in consideration of the Sponsor’s advisory services to the Fund. Additionally, Sit receives an annual fee, monthly in arrears, for its services equal to 0.50% effective January 27, 2016 of the Fund’s average daily net assets. As of February 19, 2015, Sit has agreed to waive its license and services fee and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions and interest expense, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Sit, respectively, through February 1, 2017.

The waiver of the license and services fee, pursuant to the undertaking, amounted to $22,205 and $36,620 for the three and nine months ended March 31, 2016, respectively, and $2,214 for the period from February 19, 2015 to March 31, 2015. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $131,046 and $359,976 for the three and nine months ended March 31, 2016, respectively and $64,593 for the period from February 19, 2015 to March 31, 2015.

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

The Fund incurred $3,729 and $11,269 in distribution and related administrative services for the three and nine months ended March 31, 2016, respectively, and $1,685 for the period from February 19, 2015 to March 31, 2015, which is included in the Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.126% of the net asset value of the Fund during the year ending June 30, 2016 for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. The Fund incurred $8,648 and $18,571 in brokerage commissions and fees for the three and nine months ended March 31, 2016, respectively, and $1,352 for the period from February 19, 2015 to March 31, 2015 as disclosed in the Statements of Operations.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

March 31, 2016 (unaudited) (continued)

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. For the three and nine months ended March 31, 2016, the Fund incurred $1,243 and $3,755, respectively, and $324 for the period from February 19, 2015 to March 31, 2015 in trustee fees which is included in Other expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the Fund’s Expense Cap limitation pays all of the routine offering, operational, administrative and other ordinary expenses of the Fund in excess of 1.50% (excluding brokerage commissions and interest expense) of the Fund’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. For the three and nine months ended March 31, 2016, the Fund incurred $153,251 and $396,596, respectively, and $66,807 for the period from February 19, 2015 to March 31, 2015 in routine offering, operational, administrative or other ordinary expenses.

The license and services fee waiver by Sit and the assumption of Fund expenses above the Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $22,205 and $49,362, respectively, for the three months ended March 31, 2016, $36,620 and $206,591, respectively, for the nine months ended March 31, 2016, and $2,214 and $53,753, respectively, for the period from February 19, 2015 to March 31, 2015.

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

For the three and nine months ended March 31, 2016, and for the period from February 19, 2015 to March 31, 2015, the Fund did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended March 31, 2016, and for the period from February 19, 2015 to March 31, 2015, the Fund did not incur such expenses.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

March 31, 2016 (unaudited) (continued)

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

(b) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2016
	Shares	Paid in Capital
Shares Sold	100,000	$2,384,370
Shares Redeemed	-	-
Net Increase (Decrease)	100,000	$2,384,370

Summary of Share Transactions for the Nine Months Ended March 31, 2016
	Shares	Paid in Capital
Shares Sold	600,000	$14,437,270
Shares Redeemed	-	-
Net Increase (Decrease)	600,000	$14,437,270

Summary of Share Transactions for the Period from February 19, 2015 to March 31, 2015
	Shares	Paid in Capital
Shares Sold	50,000	$1,245,665
Shares Redeemed	-	-
Net Increase (Decrease)	50,000	$1,245,665

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

March 31, 2016 (unaudited) (continued)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2016, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

March 31, 2016 (unaudited) (continued)

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the Three Months Ended March 31, 2016, the Nine Months Ended March 31, 2016, and the Three Months Ended March 31, 2015, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	For the Three Months Ended	For the Nine Months Ended	For the Period from February 19, 2015 to
	March 31,	March 31,	March 31,
	2016	2016	2015

Net Asset Value
Net asset value per Share, beginning of period	$24.21	$24.24	$25.00
Net investment income (loss)	(0.08)	(0.28)	(0.05)
Net realized and unrealized gain (loss)	(1.19)	(1.02)	(0.68)
Net Income (Loss)	(1.27)	(1.30)	(0.73)
Net Asset Value per Share, end of period	$22.94	$22.94	$24.27
Market Value per Share, end of period	$23.03	$23.03	$24.32 (a)
Ratios to Average Net Assets*
Expense Ratio***	1.68%	1.71%	1.71%
Expense Ratio*** before Waiver/Assumption	3.15%	4.41%	10.56%
Net Investment Income (Loss)	(1.46)%	(1.57)%	(1.71)%
Total Return, at Net Asset Value**	(5.25)%	(5.36)%	(2.92)%
Total Return, at Market Value**	(4.95)%	(5.73)%	(2.72)%

*      Percentages are annualized.

**    Percentages are not annualized.

*** As of February 19, 2015 Fund expenses have been capped at 1.50% of average daily net assets, plus brokerage commissions and interest expense, as disclosed in Note 4.

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

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of March 31, 2016 include:

Name	Ticker	Market Value USD
US 10YR FUT OPTN MAY16P	TYK6P1290	$8,375
UNITED STATES TREAS BILLS	912796HM4	18,248,996
US 5YR NOTE (CBT) JUN16	FVM6	(9,329,633)
US 2 YR NOTE (CBT) JUN16	TUH6	(41,562,500)
US 5YR FUTR OPTN MAY16C	FVK6C1200	(190,117)

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

The per Share market value of RISE and its NAV tracked closely for the three months ended March 31, 2016. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the nine months ended March 31, 2016. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended March 31, 2016. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the nine months ended March 31, 2016. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016

Fund Share Price Performance

During the three months ended March 31, 2016, the NYSE Arca market value of each Share decreased (-4.95%) from $24.23 per Share, representing the closing trade on December 31, 2015, to $23.03 per Share, representing the closing price on March 31, 2016. The Share price high and low for the three months ended March 31, 2016 and related change from the closing Share price on December 31, 2015 was as follows: Shares traded from a high of $24.25 per Share (+0.08%) on January 7, 2016 to a low of $20.67 per Share (-14.69%) on February 18, 2016.

Fund Share Net Asset Performance

For the three months ended March 31, 2016, the net asset value of each Share decreased (-5.25%) from $24.21 per Share, representing the closing net asset value per Share on December 31, 2015, to $22.94 per Share. Losses in the futures and options contracts and fund expenses resulted in the overall decrease in the NAV per Share during the three months ended March 31, 2016.

Net income for the three months ended March 31, 2016, was $1,040,959, resulting from net realized losses on futures and options contracts of $719,469, net unrealized losses on futures and options contracts of $250,645, and the net operating loss of $70,845.

FOR THE NINE MONTHS ENDED MARCH 31, 2016

Fund Share Price Performance

During the nine months ended March 31, 2016, the NYSE Arca market value of each share decreased (-5.73%) from $24.43 per Share, representing the closing price on June 30, 2015, to $23.03, representing the closing price on March 31, 2016. The Share price high and low for the nine months ended March 31, 2016 and related change from the closing Share price on June 30, 2015 was as follows: Shares traded from a high of $24.61 per Share (+0.74%) on December 2, 2015 to a low of $20.67 (-15.39%) on February 18, 2016.

Fund Share Net Asset Value Performance

For the nine months ended March 31, 2016, the net asset value of each Share decreased (-5.36%) from $24.24 per Share, representing the closing net asset value per Share on June 30, 2015, to $22.94, representing the closing net asset value per Share on March 31, 2016. Losses in the futures and options contracts and fund expenses resulted in the overall decrease in the NAV per Share during the nine months ended March 31, 2016.

Net loss for the nine months ended March 31, 2016 was $995,857, resulting from net realized losses on futures and options contracts of $726,684, net unrealized losses on futures and options contracts of $127,903, and the net operating loss of $141,270.

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

Fund Share Net Asset Value Performance

For the period from February 19, 2015 (commencement of investment operations) to March 31, 2015, the net asset value of each Share decreased (-2.92%) from $25.00 to $24.27 per Share. For the period from February 19, 2015 to March 31, 2015 losses in the futures and options contracts and fund expenses resulted in the overall decrease in the NAV per Share during the period from February 19, 2015 to March 31, 2015.

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

Management believes that as of March 31, 2016 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

Off Balance Sheet Financing

As of March 31, 2016, neither the Trust nor the Fund has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

Contractual Obligations

The Fund pays the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $75,000 (the “Management Fee”). The Management Fee is paid in consideration of the Sponsor’s advisory services to the Fund. Additionally, Sit receives an annual fee, monthly in arrears, for its services equal to 0.50% of the Fund’s average daily net assets. As of February 19, 2015, Sit has agreed to waive its license and services fee and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets. The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Sit, respectively, through February 1, 2017 (the “Expense Cap”).

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

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. For the nine months ended March 31, 2016, 600,000 Shares of the Fund were created. On March 31, 2016, 850,040 shares of the Fund were outstanding for a market capitalization of $19,502,915.

(c)	Not applicable

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	XBRL Taxonomy Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

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

Date: May 13, 2016