Form 10-K
period 2016-06-30
ETF Managers Group Commodity Trust I
filed 2016-09-28
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2016.

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

30 Maple Street - Suite 2

Summit, NJ 07901

(Address of principal executive offices) (Zip code)

(844-383-6477)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2016 was: $12,287,000.

The registrant had 450,040 outstanding shares as of September 1, 2016.

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

The principal office of the Trust and Fund is located at 30 Maple Street - Suite 2, Summit, NJ 07901. The telephone number is (844) 383-6477.

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

The Sponsor

The Fund is managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a single member limited liability company that was formed in the state of Delaware on June 12, 2014. The Fund pays the Sponsor a management fee (the “Management Fee”). The Sponsor maintains its main business office at 30 Maple Street - Suite 2, Summit, NJ 07901. The Sponsor’s telephone number is (844) 383-6477.

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

Significant Shareholders

Prior to the Fund commencing operations, Sit made an initial investment of $5,000,000 in exchange for 200,000 shares of the Fund. As of June 30, 2016, Sit was the Fund’s primary shareholder. The shares purchased by Sit are redeemable by Sit on the same terms and conditions as those applicable to firms authorized to purchase and redeem Fund shares. If Sit were to redeem its shares before the Fund sells sufficient additional shares, such sale could have a material adverse affect on the Fund and its shareholders, including its ability to achieve its investment objective.

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

The Benchmark Portfolio

The Benchmark Portfolio is maintained by Sit and will be rebalanced, reconstituted, or both, monthly (typically on the 15th of each month or on the next business day if the 15th is a holiday, weekend, or other day on which the national exchanges are closed) to maintain a negative 10 year average effective duration. The Benchmark Portfolio and the Fund will each maintain a short position in Treasury Instruments. The Fund does not use futures contracts or options to obtain leveraged investment results. The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of June 30, 2016 include:

Name	Ticker	Market Value (USD)
United States Treasury Bills	912796JL4	$16,241,128
U.S. 5YR FUTR OPTN AUG 16 C	FVQ6C1215	(113,156)
U.S. 5YR NOTE (CBT) SEP 16	FVU6 COMDTY	(9,528,797)
U.S. 2YR NOTE (CBT) SEP 16	TUU6 COMDTY	(35,092,500)
U.S. 10YR FUT OPTN AUG 16 P	TYQ6P132	14,875

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

Distributor

Effective December 1, 2015, ALPS Distributors, Inc. (the “Distributor”) provides statutory and wholesaling distribution services to the Fund. The Fund pays an annual fee for such distribution services and related administrative services equal to $15,000 plus 0.02% of the Fund’s average daily net assets, payable monthly. This fee has two components, with a portion of the fee paid to ALPS Distributors, Inc. for the statutory distribution services and a portion paid to the Sponsor for the related administrative services. Pursuant to the Marketing Agent Agreement between the Sponsor, the Fund and the Distributor, the Distributor assists the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders.

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

In no event will the aggregate compensation paid to the Distributor and any affiliate of the Sponsor for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering. The Distributor’s principal business address is 62515 Collection Center Drive, Chicago, Illinois 60693.

Trustee

Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the sole trustee of the Trust. The Trustee has only nominal duties and liabilities to the Trust. Under the Trust Agreement, the Trustee has the right to be indemnified for any liability or expense it incurs without its gross negligence, willful misconduct, or a breach of the Trust Agreement.

Futures Commission Merchant

SG Americas Securities, LLC (“SGAS”) serves as the Fund’s clearing broker to execute and clear the Fund’s futures and options transactions and provide other brokerage-related services. SGAS is a futures commission merchant and broker dealer registered with the CFTC and the U.S. Securities and Exchange Commission (“SEC”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). SGAS is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. The Fund has estimated that it will pay 0.126% of the Fund’s NAV in brokerage fees for execution and clearing services on behalf of the Fund.

SGAS is headquartered at 245 Park Avenue, New York, NY 10167 with branch offices in Chicago, Illinois; Los Angeles, California (securities only); and Montreal, Canada (futures only).

On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SGAS, with the latter as the surviving entity.

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

In February 2015, SGAS, as successor to Newedge USA, settled, without admitting or denying the allegations, a matter brought by CME Group alleging that on multiple occasions between 2010 and 2012, Newedge USA employees executed certain customers’ orders as EFRPs, instead of on CME Group’s GLOBEX platform. The settlement also included allegations that EFRPs were non bona fide and/or inadequately documented. In connection with this matter, SGAS paid a fine of $1,100,000 to Comex and $650,000 to NYMEX.

In October 2015, SGAS, as successor to Newedge USA, settled, without admitting or denying the allegations, a matter brought by ICE Futures U.S. that was based on alleged failures by Newedge USA to report an open interest in three energy futures contracts in accordance with the rules of the exchange over a period of approximately twenty-two business days in May and June 2014. In connection with this matter, SGAS paid a fine of $100,000.

Beginning in late 2013, the SEC reviewed transactions by SGAS’s Non-Agency Mortgage Desk in which SGAS bought baskets of securities from a counterparty and sold the securities back to the same counterparty, and also reviewed communications with counterparties regarding certain riskless principal trades.  The SEC reviewed transactions that occurred between approximately December 2011 and June 2013.  SGAS cooperated with the investigation and disciplined the trader involved and her supervisor.  In December 2015, SGAS paid $1,011,093 to settle the matter, consisting of a $800,000 fine and $211,093 in disgorgement including interest.

In June 2016, SGAS, as successor to Newedge USA, settled, without admitting or denying the allegations, a matter brought by the Chicago Board of Trade alleging that on six days between November 2013 and January 2014, three traders for Newedge (one employed by Newedge and two by its Canadian affiliate) entered into separate transactions with third parties prior to consummating the block trade with the counterparty in violation of CBOT Rules 432.W. and 526. The settlement included a fine in the amount of $100,000 and a disgorgement of profits in the amount of $19,502.

Other than the foregoing proceedings, which did not have a material adverse effect upon the financial condition of SGAS, there have been no material administrative, civil or criminal actions brought, pending or concluded against SGAS or its principals in the past five years.

Neither SGAS nor any affiliate, officer, director or employee thereof have passed on the merits of the Prospectus or offering, or give any guarantee as to the performance or any other aspect of the Trust or the Fund.

SGAS is not affiliated with the Fund or the Sponsor. Therefore, the Sponsor and the Fund do not believe that the Fund has any conflicts of interest with SGAS or its trading principals arising from their acting as the Fund’s FCM.

Other than the foregoing proceedings, which did not have a material adverse effect upon the financial condition of SGAS, there have been no material administrative, civil or criminal actions brought, pending or concluded against SGAS or its principals in the past five years.

Neither SGAS nor any affiliate, officer, director or employee thereof has passed on the merits of the Prospectus or offering, or given any guarantee as to the performance or any other aspect of the Trust or the Fund.

SGAS is not affiliated with the Fund or the Sponsor. Therefore, the Sponsor and the Fund do not believe that the Fund has any conflicts of interest with SGAS or its trading principals arising from their acting as the Fund’s FCM.

Legal Counsel

Sullivan & Worcester LLP serves as legal counsel to the Trust and the Fund.

Fees of the Fund

Management and CTA Fees

The Fund pays the Sponsor a management fee (the “Sponsor Fee”), monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of the Fund’s average daily net assets or $75,000 effective February 20, 2016, ($56,250 prior to February 20, 2016.) The Sponsor Fee is paid in consideration of the Sponsor’s advisory services to the Fund. The Fund also pays Sit a license and service fee (the “CTA Fee”) monthly in arrears, for the use of the Benchmark Portfolio in an amount equal to 0.50% per annum effective January 27, 2016 (0.35% prior to January 27, 2016) of the value of the Fund’s average daily net assets.

As of February 19, 2015, Sit has agreed to waive its license and services fee and the Sponsor has voluntarily agreed to assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Sit, respectively, through February 1, 2017. If after that date, the Sponsor and/or Sit no longer assumed expenses or waived the license and service fee, respectively, the Fund could be adversely impacted, including its ability to achieve its investment objective.

The waiver of the license and service fee, pursuant to the undertaking, amounted to $58,846 and $7,515 for the year ended June 30, 2016 and the period from February 19, 2015 to June 30, 2015, respectively. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $546,307 and $229,751, of which $258,585 and $185,816 was absorbed by the Sponsor, for the year ended June 30, 2016 and the period from February 19, 2015 to June 30, 2015, respectively.

Administrator, Custodian, Fund Accountant, and Transfer Agent

For the first year of services, the Fund has agreed to pay U.S. Bank or U.S. Bancorp Fund Services, as the case may be, 0.05% of assets under management (“AUM”), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with a minimum of $4,800 for custody services. Effective February 19, 2016, the Fund has agreed to pay U.S. Bank or U.S. Bancorp Fund Services, as the case may be, 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with a minimum of $4,800 for custody services.

Distributor

The Fund pays an annual fee for such distribution services and related administrative services equal to $15,000 plus 0.02% of the Fund’s average daily net assets, payable monthly. This fee has two components, with a portion of the fee paid to ALPS Distributors, Inc. for the statutory distribution services and a portion paid to the Sponsor for the related administrative services. Pursuant to the Marketing Agent Agreement between the Sponsor, the Fund and the Distributor, the Distributor assists the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders.

The Distributor is paid a minimum annual fee of $15,000 by the Fund of the Fund’s average monthly net asset value. For the year ended June 30, 2016 and the period from February 19, 2015 to June 30, 2015 the Fund incurred $17,117 and $5,425, respectively, in distribution fees and services which is included in the Statements of Operations.

Futures Commission Merchant

The Fund pays respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees to exceed 0.126% of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Instruments or similar high credit quality short-term fixed-income or similar securities are not included in the forgoing analysis. For the year ended June 30, 2016 and the period from February 19, 2015 to June 30, 2015, the Fund incurred $27,382 and $4,171, respectively, in Brokerage Commissions and fees as disclosed in the Statements of Operations.

Other Fees

The Fund will be responsible for its Other Expenses, including professional services (e.g., outside auditor’s fees and legal fees and expenses), tax and shareholder information return preparation, regulatory compliance, and other services provided by affiliated and non-affiliated service providers. The amount of such Other Expenses is estimated to be .85% annually through February 1, 2017 due to the Expense Cap. After such date, the Expense Cap may be terminated and the Fund’s Other Expenses could be higher, perhaps significantly higher.

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

Shareholders will be shown on, and the transfer of Shares will be effected only through, in the case of DTC Participants, the records maintained by the Depository and, in the case of Indirect Participants and Shareholders holding through a DTC Participant or an Indirect participant, through those records or the records of the relevant DTC Participants or Indirect participants. Shareholders are expected to receive, from or through which the Shareholder has purchased Shares, a written confirmation relating to their purchase of Shares.

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

Determination of Redemption Distribution

The redemption distribution from the Fund consists of a transfer to the redeeming Authorized Participant of an amount of U.S. Treasuries and/or cash that is in the same proportion to the total assets of the Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of shares to be redeemed under the redemption order is in proportion to the total number of shares outstanding on the date the order is received. The Sponsor, directly or in consultation with the Administrator, determines the requirements for U.S. Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of U.S. Treasuries and cash that may be included in distributions to redeem baskets. The Distributor will publish an estimate of the redemption distribution value per basket as of the beginning of each business day.

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

Secondary Market Transactions

As noted, the Fund creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Fund or the distribution by the Fund of the amount of U.S. Treasuries and cash represented by the baskets being created or redeemed, the amount of which will be based on the aggregate net asset value (NAV) of the number of shares included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, and it continues to issue proposed versions of additional rules that it has authority to promulgate. The provisions of the law include the requirement that position limits be established on a wide range of commodity interests, including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options; new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the law and applicable regulations; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the over-the-counter market.

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

The effect of future regulatory change on the Fund, and the exact timing of such changes, is impossible to predict but it may be substantial and adverse. Specifically, the law, the rules that have been promulgated thereunder, and the rules that are expected to be promulgated may negatively impact the ability of the Fund to meet its investment objectives, either through position limits or requirements imposed on it and/or on their counterparties. In particular, new position limits imposed on a Fund or any counterparties may impact the ability of that Fund to invest in a manner that most efficiently meets its investment objective. New requirements, including capital imposed on the counterparties of a Fund may increase the cost of that Fund’s investments and doing business.

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

Management believes that as of June 30, 2016 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

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

The following tables set forth, for the calendar quarters indicated, the range of reported high and low sales prices per Share, as reported on the NYSE Arca:

Fiscal year 2016	High	Low
First quarter ended September 30, 2015	$24.43	$23.50
Second quarter ended December 31, 2015	$24.61	$23.37
Third quarter ended March 31, 2016	$24.25	$20.67
Fourth quarter ended June 30, 2016	$23.28	$22.28

Fiscal year 2016	High	Low
Third quarter ended March 31, 2015	$25.17	$24.50
Fourth quarter ended June 30, 2015	$24.70	$24.09

As of June 30, 2016 the Fund had approximately 155 holders of shares.

Dividends

The Fund has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

The Fund does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants for the period from April 1, 2016 through June 30, 2016. Authorized Participants did not redeem any baskets during the period from April 1, 2015 through June 30, 2015.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from April 1, 2016 through June 30, 2016	100,000	$23.24

Item 6.	Selected Financial Data.

Not required for small reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On January 29, 2015, the initial Form S-1 for the Fund was declared effective by the SEC. On January 8, 2015, 4 Creation Baskets for the Fund were issued representing 200,000 shares and $5,000,000. The Fund Shares began trading on the New York Stock Exchange (“NYSE”) Arca on February 19, 2015.

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

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share RISE NAV to RISE Market Value for the Three Months Ended June 30, 2016 and June 30, 2015” and “Comparison of Per Share RISE NAV to RISE Market Value for the Year Ended June 30, 2016 and the Period from February 19, 2015 to June 30, 2015”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of RISE NAV to Benchmark Index for the Three Months Ended June 30, 2016 and June 30, 2015” and “Comparison of RISE NAV to Benchmark Index for the Year Ended June 30, 2016 and for the Period From February 19, 2015 to June 30, 2015”).

The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. The performance of the Fund involves friction, in that fees and expenses impose a drag on performance.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the three months ended June 30, 2016.

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

The per Share market value of RISE and its NAV tracked closely for the year ended June 30, 2016.

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

The graph above compares the RISE NAV with the benchmark portfolio value for the three months ended June 30, 2016. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

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

The graph above compares the RISE NAV with the benchmark portfolio value for the year ended June 30, 2016. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

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

FOR THE YEAR ENDED JUNE 30, 2016

Fund Share Price Performance

During the year ended June 30, 2016, the NYSE Arca market value of each share decreased (-8.56%) from $24.43 per share, representing the closing price on June 30, 2015, to $22.34 per share, representing the closing price on June 30, 2016. The share price high and low for the year ended June 30, 2016 and related change from the closing share price on June 30, 2015 was as follows: shares traded from a high of $24.61 per share (+0.74%) on December 2, 2015 to a low of $20.67 per share (-15.39%) on February 18, 2016.

Fund Share Net Asset Value Performance

For the year ended June 30, 2016, the net asset value of each share decreased (-7.88%) from $24.24 per share to $22.33 per share. Losses in the futures and options contracts and Fund expenses resulted in the overall decrease in the NAV per share during the year ended June 30, 2016.

Net loss for the year ended June 30, 2016, was $1,428,833, resulting from net realized losses on futures and options contracts of $942,375, net unrealized losses on futures and options contracts of $278,195, and the net investment loss of $208,263.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2016

Fund Share Price Performance

During the three months ended June 30, 2016, the NYSE Arca market value of each Share decreased (-3.09%) from $23.03 per Share, representing the closing price on March 31, 2016, to $22.34 per Share, representing the closing price on June 30, 2016. The Share price high and low for the three months ended June 30, 2016 and related change from the closing Share price on March 31, 2016 was as follows: Shares traded from a high of $23.28 per Share (+1.09%) on May 27, 2016 and May 24, 2016 to a low of $22.28 per Share (-3.26%) on June 28, 2016.

Fund Share Net Asset Performance

For the three months ended June 30, 2016, the net asset value of each Share decreased (-3.10%) from $22.94 per Share to $22.33 per Share. For the three months ended June 30, 2015, losses in the futures and options contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the period.

Net loss for the three months ended June 30, 2016, was $432,976, resulting from net realized losses on futures and options contracts of $215,691, net unrealized losses on futures and options contracts of $150,292, and the net operating loss of $66,993.

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

Off Balance Sheet Financing

As of June 30, 2016 and June 30, 2015, neither the Trust nor the Fund has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of the Fund.

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

Contractual Obligations

The primary contractual obligations of the Fund are with the Sponsor and certain other service providers. The Fund pays the Sponsor a management fee, monthly in arrears, in an amount equal to 0.15% per annum of the value of the Fund’s average daily net assets (the “Sponsor Fee”). The Sponsor Fee is paid in consideration of the Sponsor’s advisory services to the Fund. The Fund also pays Sit a license and service fee monthly in arrears in an amount equal to 0.50% per annum of the value of the Fund’s average daily net assets.

The Fund is also responsible for all ongoing fees, costs and expenses of its operation, including (i) brokerage and other fees and commissions incurred in connection with the trading activities of the Fund; (ii) expenses incurred in connection with registering additional shares of the Fund or offering shares of the Fund; (iii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to shareholders; (iv) the payment of any distributions related to redemption of shares; (v) payment for routine services of the Trustee, legal counsel and independent accountants; (vi) payment for routine accounting, bookkeeping, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (vii) postage and insurance; (viii) costs and expenses associated with client relations and services; (ix) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (x) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto). The Sponsor has agreed to cap the management fee and Other Expenses (which term excludes brokerage fees, interest expense, and extraordinary expenses) of the Fund at 1.50% per annum of the daily net assets of the Fund until February 1, 2018.

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

 ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Financial Condition

June 30, 2016 and June 30, 2015

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	June 30,		June 30,
	2016	2015	2016	2015
Assets
Investment in short-term securities, at fair value (cost $16,592,038, $5,682,577, $16,592,038, and $5,682,577, respectively)	$16,555,876	$5,678,452	$16,555,876	$5,678,452
Interest receivable	20	-	20	-
Segregated cash held by broker	542,087	411,045	542,087	411,045
Receivable on open futures contracts	-	9,187	-	9,187
Total assets	$17,097,983	$6,098,684	$17,097,983	$6,098,684
Liabilities and shareholders’ capital
Options written, at fair value (premiums received $85,422, $21,797, $85,422 and $21,797, respectively)	$113,156	$27,070	$113,156	$27,070
Payable on open futures contracts	217,860	2,579	217,860	2,579
Due to Sponsor	20,998	7,533	20,998	7,533
Total liabilities	352,014	37,182	352,014	37,182
Shareholders’ capital
Paid in capital	18,359,966	6,246,665	18,359,966	6,246,665
Accumulated earnings (deficit)	(1,613,997)	(185,163)	(1,613,997)	(185,163)
Total shareholders’ capital	16,745,969	6,061,502	16,745,969	6,061,502
Total liabilities and shareholders’ capital	$17,097,983	$6,098,684	$17,097,983	$6,098,684

Shares outstanding (unlimited authorized)	750,040	250,040	750,040	250,040
Net asset value per share	$22.33	$24.24
Market value per share	$22.34	$24.43

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

June 30, 2016

SIT RISING RATE ETF	Contracts	Value

PURCHASED OPTIONS - 0.1%
CBT US Treasury 10 Year Note, Strike Price $132.00 Expiring 7/22/2016	56	$14,875
TOTAL PURCHASED OPTIONS (Cost $50,750)		14,875

SHORT-TERM INVESTMENTS - 98.8%
US TREASURY BILLS - 97.0%	Principal Amount	Value
United States Treasury Bills 0.000%, 9/22/2016	$16,250,000	16,241,128
TOTAL US TREASURY BILLS (Cost $16,241,415)		16,241,128

MONEY MARKET FUNDS - 1.8%	Shares	Value
First American US Treasury Money Market Fund, 0.08%*	299,873	299,873
TOTAL MONEY MARKET FUNDS (Cost $299,873)		299,873

Total Investments (Cost $16,592,038) - 98.9%		16,555,876
Other Assets in Excess of Liabilities - 1.1% (a)		190,093
TOTAL NET ASSETS - 100.0%		$16,745,969

* Annualized seven-day yield as of June 30, 2016

(a)    $542,087 of cash is pledged as collateral for futures contracts and written options

Written Option Contracts

June 30, 2016

	Contracts	Value
CBT US 5 Year Note, Strike Price $121.50 Expiring 7/22/2016	142	$(113,156)
(Premiums received $85,422)		$(113,156)

Short Futures Contracts

June 30, 2016

		Unrealized
		Appreciation/
	Contracts	(Depreciation)
CBT US Treasury 5 Year Note
Expiring September 2016 (Underlying Face Amount at Market Value - $9,528,797)	78	$(90,359)
CBT US Treasury 2 Year Note
Expiring September 2016 (Underlying Face Amount at Market Value - $35,092,500)	160	(127,501)
		$(217,860)

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
		$6,608

See accompanying notes to financial statements

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

For the Year ended June 30, 2016 and for the Period

from February 19, 2015* to June 30, 2015

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
		Period from		Period from
	Year Ended	February 19, 2015*	Year Ended	February 19, 2015*
	June 30, 2016	to June 30, 2015	June 30, 2016	to June 30, 2015
Investment Income
Interest	$20,613	$-	$20,613	$-

Expenses
Sponsor fee	$63,011	$20,342	$63,011	$20,342
CTA fee	58,846	7,515	58,846	7,515
Audit fees	70,000	50,000	70,000	50,000
Legal fees	30,365	42,000	30,365	42,000
Tax preparation fees	85,451	32,929	85,451	32,929
Admin/accounting/custodian/transfer agent fees	49,800	18,010	49,800	18,010
Printing and postage expenses	23,539	11,621	23,539	11,621
Chief Compliance Officer fees	21,857	6,781	21,857	6,781
Principal Financial Officer fees	21,857	6,781	21,857	6,781
Regulatory reporting fees	22,386	6,781	22,386	6,781
Brokerage commissions	27,382	4,171	27,382	4,171
Distribution fees	17,117	5,425	17,117	5,425
Insurance expense	15,000	5,425	15,000	5,425
Listing & calculation agent fees	11,603	3,978	11,603	3,978
Other expenses	14,627	5,845	14,627	5,845
Wholesale support fees	13,431	2,147	13,431	2,147
Interest expense	35	-	35	-
Total Expenses	546,307	229,751	546,307	229,751
Less: Waiver of CTA fee	(58,846)	(7,515)	(58,846)	(7,515)
Less: Expenses absorbed by Sponsor	(258,585)	(185,816)	(258,585)	(185,816)
Net Expenses	228,876	36,420	228,876	36,420
Net Investment Income (Loss)	$(208,263)	$(36,420)	(208,263)	$(36,420)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Futures and options contracts	$(942,375)	$(145,954)	$(942,375)	$(145,954)

Net Change in Unrealized Gain (Loss)
Futures and options contracts	(278,195)	(2,789)	(278,195)	(2,789)
Net realized and unrealized gain (loss)	(1,220,570)	(148,743)	(1,220,570)	(148,743)
Net income (loss)	$(1,428,833)	$(185,163)	$(1,428,833)	$(185,163)

* Commencement of investment operations.

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Shareholders’ Capital

For the Year ended June 30, 2016 and for the Period from

February 19, 2015* to June 30, 2015

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
		Period from		Period from
	Year Ended	February 19, 2015*	Year Ended	February 19, 2015*
	June 30, 2016	to June 30, 2015	June 30, 2016	to June 30, 2015

Shareholders’ Capital at Beginning of Year	$6,061,502	$5,001,000	$6,061,502	$5,001,000

Increase (decrease) in Shareholders’ Capital from share transactions
Addition of 600,000, 50,000, 600,000 and 50,000 shares, respectively	14,437,270	1,245,665	14,437,270	1,245,665
Redemption of 100,000, -0-, 100,000 and -0- shares, respectively	(2,323,970)	-	(2,323,970)	-
Net Increase (decrease) in Shareholders’ Capital from share transactions	12,113,300	1,245,665	12,113,300	1,245,665

Increase (decrease) in Shareholders’ Capital from operations
Net investment income (loss)	(208,263)	(36,420)	(208,263)	(36,420)
Net realized gain (loss)	(942,375)	(145,954)	(942,375)	(145,954)
Change in net unrealized gain (loss)	(278,195)	(2,789)	(278,195)	(2,789)

Net increase (decrease) in Shareholders’ Capital from operations	(1,428,833)	(185,163)	(1,428,833)	(185,163)

Shareholders’ Capital at End of Year	$16,745,969	$6,061,502	$16,745,969	$6,061,502

*Commencement of investment operations.

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows

For the Year ended June 30, 2016 and for the Period from

February 19, 2015* to June 30, 2015

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
		Period from		Period from
	Year Ended	February 19, 2015*	Year Ended	February 19, 2015*
	June 30, 2016	to June 30, 2015	June 30, 2016	to June 30, 2015
Cash flows provided by (used in) operating activities
Net income (loss)	$(1,428,833)	$(185,163)	$(1,428,833)	$(185,163)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	942,375	145,954	942,375	145,954
Net change in net unrealized loss (gain) on investments	275,406	2,789	275,406	2,789
Purchase of investments, net	(12,095,205)	(5,827,195)	(12,095,205)	(5,827,195)
Increase in interest receivable	(20)	-	(20)	-
Increase in segregated cash held by broker	(131,042)	(411,045)	(131,042)	(411,045)
Increase in options written, at fair value	86,086	27,070	86,086	27,070
Decrease/Increase in receivable on open futures contracts	9,187	(9,187)	9,187	(9,187)
Increase in payable on open futures contracts	215,281	2,579	215,281	2,579
Increase in due to Sponsor	13,465	7,533	13,465	7,533
Net cash provided by (used in) operating activities	(12,113,300)	(6,246,665)	(12,113,300)	(6,246,665)
Cash flows from financing activities
Proceeds from sale of shares	14,437,270	1,245,665	14,437,270	1,245,665
Paid on redemption of shares	(2,323,970)	-	(2,323,970)	-
Net cash provided by financing activities	12,113,300	1,245,665	12,113,300	1,245,665
Net increase (decrease) in cash	-	(5,001,000)	-	(5,001,000)
Cash, beginning of period	-	5,001,000	-	5,001,000
Cash, end of period	$-	$-	$-	$-

* Commencement of investment operations.

Certain amounts for the period from February 19, 2015 to June 30, 2015 have been reclassified to permit comparison between years.

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

June 30, 2016 and 2015

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

Sit is paid a fee equal to 0.50% per annum effective January 27, 2016 for its services as the commodity trading advisor to the Fund, payable by the Fund. Sit is a subsidiary of Sit Investment Associates, Inc.

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

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the year ended June 30, 2016 was at 4:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the year ended June 30, 2016.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investments positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at June 30, 2016 and June 30, 2015.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2016 and 2015

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

The following table summarizes the valuation of investments at June 30, 2016 and June 30, 2015 using the fair value hierarchy:

	June 30, 2016
	Short-Term Investments		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$16,555,876	a	$(113,156	)b	$(217,860)	c	$16,224,860

a – Included in Investments in short-term investments in the Statements of Financial Condition.

b – Included in Options Written, at fair value in the Statements of Financial Condition.

c – Included in Payable on open futures contracts in the Statements of Financial Condition.

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

Transfers between levels are recognized at the end of the reporting period. During the year ended June 30, 2016 and the period from February 19, 2015 to June 30, 2015, the Fund recognized no transfers from Level 1, Level 2 or Level 3.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2016 and 2015

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

Management of the Fund has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the Financial Accounting Standards Board and on-going analysis of tax law, regulation, and interpretations thereof.

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

All open derivative positions at June 30, 2016 and June 30, 2015 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholder’s capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

Following is a description of the derivative instruments used by the Fund during the reporting periods, including the primary underlying risk exposures.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2016 and 2015

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

Fair Value of Derivative Instruments, as of June 30, 2016

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Financial Condition	Unrealized Gain	Statements of Financial Condition	Unrealized Loss
Interest Rate Risk			Payable on open futures contracts	$(217,860	)*
Interest Rate Risk			Written options, at fair value	$(113,156	)**

*	Represents cumulative depreciation of futures contracts as reported in the Statements of Financial Condition.
**	Represents cumulative depreciation of options contracts as reported in the Statements of Financial Condition.

Fair Value of Derivative Instruments, as of June 30, 2015

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Financial Condition	Unrealized Gain	Statements of Financial Condition	Unrealized Loss
Interest Rate Risk	Receivable on open futures contracts	$9,187*	Payable on open futures contracts	$(2,579	)**
Interest Rate Risk			Written options, at fair value	$(27,070	)**

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Financial Condition.
**	Represents cumulative depreciation of futures contracts as reported in the Statements of Financial Condition.
***	Represents cumulative depreciation of options contracts as reported in the Statements of Financial Condition.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2016 and 2015

The Effect of Derivative Instruments on the Statements of Operations

For the Year Ended June 30, 2016

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized gain (loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(942,375)	$(278,195)

The futures and options contracts open at June 30, 2016 are indicative of the activity for the year ended June 30, 2016.

The Effect of Derivative Instruments on the Statements of Operations

For the Period from February 19, 2015 to June 30, 2015

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized gain (loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(145,954)	$(2,789)

The futures and options contracts open at June 30, 2015 are indicative of the activity for the period from February 19, 2015 to June 30, 2015.

(4) Agreements

(a) Management Fee

The Fund pays the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $75,000 effective February 20, 2016 (($56,250 prior to February 20, 2016) the “Sponsor Fee”). The Sponsor Fee is paid in consideration of the Sponsor’s advisory services to the Fund. Additionally, Sit receives an annual fee, monthly in arrears, for its services equal to 0.50% effective January 27, 2016 (0.35% prior to January 27, 2016) of the Fund’s average daily net assets. As of February 19, 2015, Sit has agreed to waive its license and service fee (“CTA fee”) and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions and interest expense, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the CTA fee are contractual on the part of the Sponsor and Sit, respectively, through February 1, 2017.

The waiver of the CTA fees, pursuant to the undertaking, amounted to $58,846 and $7,515 for the year ended June 30, 2016 and for the period from February 19, 2015 to June 30, 2015, respectively. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $258,585 and $185,816 for the year ended June 30, 2016 and for the period from February 19, 2015 to June 30, 2015.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2016 and 2015

(b) The Administrator, Custodian, Fund Accountant and Transfer Agent

The Fund has appointed U.S. Bank, a national banking association, with its principal office in Milwaukee, Wisconsin, as the custodian (the “Custodian”). Its affiliate, U.S. Bancorp Fund Services, is the Fund accountant (“the Fund accountant”), the Fund transfer agent (the “Transfer Agent”) for Fund shares and administrator for the Fund (the “Administrator”). It performs certain administrative and accounting services for the Fund and prepares certain SEC, NFA and CFTC reports on behalf of the Fund. (U.S. Bank and U.S. Bancorp Fund Services are referred to collectively hereinafter as “U.S. Bank”).

Effective February 19, 2016, the Fund has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. For the first year of services, the Fund paid U.S. Bank 0.05% of assets under management (“AUM”), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. The Fund paid U.S. Bank $49,800 and $18,010 for the year ended June 30, 2016, and for the period from February 19, 2015 to June 30, 2015, respectively.

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

The Fund incurred $17,117 and $5,425 in distribution and related administrative services for the year ended June 30, 2016, and for the period from February 19, 2015 to June 30, 2015, respectively, which is included in the Statements of Operations.

(d) The Commodity Broker

SG Americas Securities, LLC (the “Commodity Broker”), a Delaware limited liability company, serves as the Fund’s clearing broker. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative services for the Fund.

The Fund pays respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2016 and 2015

The Sponsor does not expect brokerage commissions and fees to exceed 0.126% of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. For the year ended June 30, 2016 and the period from February 19, 2015 to June 30, 2015, the Fund incurred $27,382 and $4,171, respectively, in Brokerage Commissions and fees as disclosed in the Statements of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. For the year ended June 30, 2016 and the period from February 19, 2015 to June 30, 2015, the Fund incurred $5,000 and $1,044, respectively, in trustee fees which is included in Other Expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the Fund’s Expense Cap limitation pays all of the routine offering, operational, administrative and other ordinary expenses of the Fund in excess of 1.50% (excluding brokerage commissions and interest expense) of the Fund’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. For the year ended June 30, 2016 and the period from February 19, 2015 to June 30, 2015, the Fund incurred $546,307 and $229,751 routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver by Sit and the assumption of Fund expenses above the Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $58,846 and $258,585, respectively, for the year ended June 30, 2016 and $7,515 and $185,816, respectively, for the period from February 19, 2015 to June 30, 2015.

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

For the year ended June 30, 2016 and the period from February 19, 2015 to June 30, 2015, the Fund did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the year ended June 30, 2016 and the period from February 19, 2015 to June 30, 2015, the Fund did not incur such expenses.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2016 and 2015

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

(b) Share Transactions

Summary of Share Transactions for the Year Ended June 30, 2016
	Shares	Paid in Capital
Shares Sold	600,000	$14,437,270
Shares Redeemed	(100,000)	(2,323,970)
Net Increase (Decrease)	500,000	$12,113,300

Summary of Share Transactions for the Period from February 19, 2015 to June 30, 2015
	Shares	Paid in Capital
Shares Sold	50,000	$1,245,665
Shares Redeemed	-	-
Net Increase (Decrease)	50,000	$1,245,665

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

June 30, 2016 and 2015

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2016, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2016 and 2015

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the year ended June 30, 2016 and the period from February 19, 2015 to June 30, 2015. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	For the Year	For the Period
	Ended	from February 19, 2015
	June 30,	to June 30,
	2016	2015

Net Asset Value
Net Asset Value per Share, beginning of period	$24.24	$25.00
Net investment income (loss)	(0.36)	(0.15)
Net realized and unrealized gain (loss)	(1.55)	(0.61)
Net Income (Loss)	(1.91)	(0.76)
Net Asset Value per Share, end of period	$22.33	$24.24
Market Value per Share, end of period	$22.34	$24.43 (a)
Ratios to Average Net Assets*
Expense Ratio***	1.70%	1.70%
Expense Ratio*** before Waiver/Assumption	4.05%	10.45%
Net Investment Income (Loss)	(1.55%)	(1.70%)
Total Return, at Net Asset Value**	(7.88%)	(3.04%)
Total Return, at Market Value**	(8.56%)	(2.28%)

*	Percentages are annualized.

**  Percentages are not annualized. Net Asset Value (NAV) and Market Value returns are calculated from when the Fund began operations and Shares were initially listed and publicly available (February 19, 2015).

*** As of February 19, 2015 Fund expenses have been capped at 1.50% of average daily net assets, plus brokerage commissions and interest expense, as disclosed in Note 4(a).

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

June 30, 2016 and 2015

(12) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

ETF Managers Group Commodity Trust I

and SIT Rising Rate ETF

We have audited the accompanying statements of financial condition of the ETF Managers Group Commodity Trust I and the Sit Rising Rate ETF (collectively referred to as the “Fund”) including the schedules of investments, as of June 30, 2016 and 2015 and the related statements of operations, changes in shareholders’ capital and cash flows for the year ended June 30, 2016 and the period from February 19, 2015 (commencement of investment operations) through June 30, 2015. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the ETF Managers Group Commodity Trust I and the Sit Rising Rate ETF as of June 30, 2016 and June 30, 2015, and the results of their operations, changes in their shareholders’ capital and their cash flows for the year ended June 30, 2016 and the period from February 19, 2015 (commencement of investment operations) through June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/WithumSmith + Brown, P.C.

New York, NY

September 27, 2016

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

Management’s Annual Report on Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the Sponsor: Samuel R. Masucci, III, Bernard Karol, John A. Flanagan, and Reshma J. Amin. These individuals are principals due to their positions; however, Mr. Masucci is also a principal due to his controlling stake in Exchange Traded Managers Group, LLC (“ETFMG”).

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

Bernard Karol. Bernard Karol has been president of ETF Managers Group since November 1, 2015. From 2001 to 2015, he was the principal of The Fiduciary Group, Inc., a consulting firm for asset managers. Prior to that he was a partner in the New York law firm of Carter, Ledyard & Milburn where he practiced corporate and investment management law.  He is a member of the New York Bar and a graduate of the Notre Dame Law School.

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

Reshma J. Amin. Ms. Amin serves as the Chief Compliance Officer of the Sponsor and the Trust. Ms. Amin was listed as a principal of the Sponsor on July 27, 2016. Prior to joining the Sponsor, from October 2007 to July 2016, Ms. Amin was a Partner at the law firm of Crow & Cushing where she counseled clients in the financial services and money management industry focusing on SEC, CFTC, NFA and FINRA regulatory compliance. From September 2006 to September 2007, Ms. Amin clerked for the Honorable Philip L. Paley, Superior Court of New Jersey, Law Division. Ms. Amin received her B.S. in Economics from The George Washington University in May 2000 and a J.D. from Case Western Reserve University School of Law in May 2006.

Commodity Trading Advisor

The Sponsor has also entered into a Licensing and Services Agreement with Sit. Under this agreement, Sit has agreed to compose and maintain the Benchmark Portfolio and license to the Sponsor the use of the Benchmark Portfolio.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for Sit Fixed Income Advisors II, LLC: Roger J. Sit, Michael C. Brilley, Paul J. Jungquist, Paul E. Rasmussen, Carla J. Rose, Mark H. Book, Bryce A. Doty, and Chris M. Rasmussen. These individuals are principals due to their positions. The following individuals serve as investment professionals and senior management in regards to the Fund:

Roger J. Sit. Roger Sit is the Chairman and Chief Executive Officer. Mr. Sit was listed as a principal of Sit on November 4, 2014. Mr. Sit joined the organization in January 1998. Mr. Sit directs the overall investment management activities for Sit Investment Associates, Inc.

Michael C. Brilley. Michael Brilley is the President and Chief Fixed Income Officer. Mr. Brilley joined Sit Investment Associates, Inc. in April 1984. Mr. Brilley was listed as a principal of Sit on October 29, 2014 and was listed as an associated person on February 10, 2015.

Bryce A. Doty. Bryce Doty is a Senior Vice President and Senior Portfolio Manager. Mr. Doty joined Sit Investment Associates, Inc. in November 1995. Mr. Doty was listed as a principal of Sit on October 29, 2014 and was listed as an associated person on November 21, 2014. He has been responsible for the taxable bond portfolio management group since joining Sit.

Mark H. Book, CFA, CMA. Mark Book is a Vice President and Portfolio Manager. Mr. Book joined Sit Investment Associates, Inc. in August 2000 as a Portfolio Manager and Fixed Income Analyst. Mr. Book was listed as a principal of Sit on October 31, 2014 and was listed as an associated person on February 9, 2015. He is responsible for taxable bond portfolio management and credit research.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto filed with the SEC and furnished to the Trust with respect to the fiscal year ended June 30, 2016, and upon a review of Forms 5 and amendments thereto furnished to the Trust with respect to such fiscal year, or upon written representations received by the Trust from certain reporting persons that no Forms 5 were required for those persons, the Trust believes that no greater-than-ten-percent shareholders failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the fiscal year ended June 30, 2016.

Code of Ethics

The Sponsor has adopted a Code of Business Conduct and Ethics.

Item 11.	Executive Compensation.

The Fund has no employees, officers or directors and is managed by the Sponsor. None of the directors or officers of the Sponsor receive compensation from the Fund. The Sponsor receives a management fee, monthly in arrears, in an amount equal to the greater of 0.15% per annum on the daily net asset value of the Fund or $75,000 effective February 20, 2016. The Sponsor has contractually agreed to reimburse the Fund for its expenses (excluding brokerage fees, interest expense, and extraordinary expenses) to cap the Fund’s total annual expenses at 1.50%, excluding brokerage commission, per annum through February 1, 2018. The management fees paid to the Sponsor amounted to $63,011 and $20,342 for the year ended June 30, 2016 and the period from February 19, 2015 to June 30, 2015, respectively.

The Sponsor also provides Tax, Principal Financial Officer, Chief Compliance Officer, Regulatory Reporting and Wholesale Support services to the Fund. The fees for each service provided to the Fund for the year ended June 30, 2016, all of which had been paid at June 30, 2016, were as follows:

Service	Amount
Tax Services	$85,451
Principal Financial Officer	$21,857
Chief Compliance Officer	$21,857
Regulatory Reporting	$22,386
Wholesale Support	$13,431

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of June 30, 2016, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Series of the Trust	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class
Sit Rising Rate ETF	Childrens Hospitals & Clinics U,S, Bank NA 1555 N. Rivercenter Dr Milwaukee, WI 53212-3981	159,800 Shares	21.31%

	Sit Investment Associates, Inc. 3300 IDS Center 80 South Eighth Street Minneapolis, MN 55402	140,000 Shares	18.67%

	Sit Fixed Income Advisors II, LLC 3300 IDS Center 80 South Eighth Street Minneapolis, MN 55402	60,000 Shares	8.00%

Security Ownership of Management.

None of the directors or executive officers of the Sponsor owns any shares of the Fund.

Change in Control.

The Sponsor does not know of any arrangements which may subsequently result in a change in the control of the Trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

See Items 11 and 12.

Neither the Trust nor the Fund entered into any transaction in excess of $120,000 in which any related person had a direct or indirect material interest and the Trust and the Fund do not propose to enter into any such transaction.

Director Independence

As an unincorporated entity, the registrant does not have a Board of Directors.

Item 14.	Principal Accountant Fees and Services.

The fees for services accrued and/or billed to the Fund by its independent auditors for the year ended June 30, 2016 and the period from February 19, 2015 to June 30, 2015 were as follows:

	2016	2015
Audit Fees	$40,000	$40,000
Audit-Related Fees	$30,000	$10,000
Tax Fees
All Other Fees
Total	$70,000	$50,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101. INS	XBRL Instance Document (1)

101. SCH	XBRL Taxonomy Extension Schema (1)

101. CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101. DEF	XBRL Taxonomy Definition Linkbase (1)

101. LAB	XBRL Taxonomy Extension Label Linkbase (1)

101. PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

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

Date: September 28, 2016