Form 10-Q
period 2016-09-30
ETF Managers Group Commodity Trust I
filed 2016-11-14
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-36851

ETF Managers Group Commodity Trust I
(Exact name of registrant as specified in its charter)

Delaware	36-4793446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Maple Street – Suite 2

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

☐   Yes    ☒ No

Indicate the number of Shares outstanding as of November 1, 2016: 450,040

ETF MANAGERS GROUP COMMODITY TRUST I

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Financial Condition

			ETF MANAGERS
	SIT RISING		GROUP COMMODITY
	RATE ETF		TRUST I
	September 30, 2016 (unaudited)	June 30, 2016 (audited)	September 30, 2016 (unaudited)	June 30, 2016 (audited)
Assets
Investment in short-term securities, at fair value (cost $9,768,074, $16,592,038, $9,768,074 and $16,592,038, respectively)	$9,748,240	$16,555,876	$9,748,240	$16,555,876
Interest receivable	92	20	92	20
Segregated cash held by broker	440,945	542,087	440,945	542,087
Receivable on open futures contracts	11,390	-	11,390	-
Total assets	$10,200,667	$17,097,983	$10,200,667	$17,097,983
Liabilities and shareholders' capital
Options written, at fair value (premiums received $35,344, $85,422, $35,344 and $85,422, respectively)	$34,734	$113,156	$34,734	$113,156
Payable on open futures contracts	-	217,860	-	217,860
Due to Sponsor	12,560	20,998	12,560	20,998
Total liabilities	47,294	352,014	47,294	352,014
Shareholders' capital
Paid in capital	11,608,136	18,359,966	11,608,136	18,359,966
Accumulated earnings (deficit)	(1,454,763)	(1,613,997)	(1,454,763)	(1,613,997)
Total shareholders' capital	10,153,373	16,745,969	10,153,373	16,745,969
Total liabilities and shareholders' capital	$10,200,667	$17,097,983	$10,200,667	$17,097,983

Shares outstanding (unlimited authorized)	450,040	750,040
Net asset value per share	$22.56	$22.33
Market value per share	$22.52	$22.34

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

September 30, 2016 (Unaudited)

SIT RISING RATE ETF	Contracts	Value

PURCHASED OPTIONS - 0.1%
CBT U.S. Treasury 10 Year Note, Strike Price $130.50 Expiring 10/21/2016	36	$9,563
TOTAL PURCHASED OPTIONS (cost $29,250)		9,563

	Principal Amount	Value
SHORT-TERM INVESTMENTS – 95.9%
U.S. TREASURY BILLS
United States Treasury Bills – 88.6%
United States Treasury Bills
0.000%, 10/20/2016	$9,000,000	8,999,478
TOTAL U.S. TREASURY BILLS (Cost $8,999,625)		8,999,478

	Shares	Value
MONEY MARKET FUNDS – 7.3%
First American US Treasury Money Market Fund, 0.15%*	739,199	739,199
TOTAL MONEY MARKET FUNDS (cost $739,199)		739,199
TOTAL SHORT-TERM INVESTMENTS (cost $9,738,824)		9,738,677

Total Investments (cost $9,768,074) – 96.0%		9,748,240
Other Assets in Excess of Liabilities – 4.0% (a)		405,133
TOTAL NET ASSETS – 100.0%		$10,153,373

*	Annualized seven-day yield as of September 30, 2016

(a)	$440,945 of cash is pledged as collateral for futures contracts and written options

Written Options Contracts

September 30, 2016

	Contracts	Value

CBT U.S. 5 Year Note, Strike Price $121.25 Expiring 10/21/2016	78	$(34,734)
(Premiums received $35,344)		$(34,734)

Short Futures Contracts
September 30, 2016

	Contracts	Unrealized Appreciation/ (Depreciation)

CBT U.S. Treasury 5 Year Note, Expiring December 2016 (Underlying Face Amount at Market Value - $5,954,266)	49	$265
CBT U.S. Treasury 2 Year Note, Expiring December 2016 (Underlying Face Amount at Market Value - $20,536,063)	94	11,125
		$11,390

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

June 30, 2016

SIT RISING RATE ETF	Contracts	Value

PURCHASED OPTIONS - 0.1%
CBT U.S. Treasury 10 Year Note, Strike Price $132.00 Expiring 7/22/2016	56	$14,875
TOTAL PURCHASED OPTIONS (cost $50,750)		14,875

	Principal Amount	Value
SHORT-TERM INVESTMENTS – 98.8%
U.S. TREASURY BILLS – 97.0%
United States Treasury Bills 0.000%, 9/22/2016	$16,250,000	16,241,128
TOTAL U.S. TREASURY BILLS (Cost $16,241,415)		16,241,128

	Shares	Value
MONEY MARKET FUNDS - 1.8%
First American US Treasury Money Market Fund, 0.08%*	299,873	299,873
TOTAL MONEY MARKET FUNDS (cost $299,873)		299,873

TOTAL SHORT-TERM INVESTMENTS (cost $16,541,288)		16,541,001

Total Investments (cost $16,592,038) – 98.9%		16,555,876
Other Assets in Excess of Liabilities – 1.1% (a)		190,093
TOTAL NET ASSETS – 100.0%		$16,745,969

*	Annualized seven-day yield as of June 30, 2016

(a)	$542,087 of cash is pledged as collateral for futures contracts and written options

Written Options Contracts
June 30, 2016

	Contracts	Value

CBT U.S. 5 year Note, Strike Price $121.50 Expiring 7/22/2016	142	$(113,156)
(Premiums received $85,422)		$(113,156)

Short Futures Contracts
June 30, 2016

	Contracts	Unrealized Appreciation/ (Depreciation)

CBT U.S. Treasury 5 Year Note, Expiring September 2016 (Underlying Face Amount at Market Value - $9,528,797)	78	$(90,359)
CBT U.S. Treasury 2 Year Note, Expiring September 2016 (Underlying Face Amount at Market Value - $35,092,500)	160	(127,501)
		$(217,860)

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015

Investment Income
Interest	$6,874	$-	$6,874	$-

Expenses
Sponsor fee	$18,904	$14,139	$18,904	$14,139
CTA fee	16,335	5,793	16,335	5,793
Audit fees	20,083	20,056	20,083	20,056
Tax preparation fees	25,205	18,852	25,205	18,852
Admin/accounting/custodian/transfer agent fees	13,812	12,518	13,812	12,518
Legal fees	8,823	7,514	8,823	7,514
Printing and postage expenses	5,671	5,656	5,671	5,656
Chief Compliance Officer fees	6,301	4,713	6,301	4,713
Principal Financial Officer fees	6,301	4,713	6,301	4,713
Regulatory reporting fees	6,301	4,713	6,301	4,713
Brokerage commissions	6,377	3,628	6,377	3,628
Distribution fees	3,811	3,770	3,811	3,770
Insurance expense	3,779	3,770	3,779	3,770
Listing & calculation agent fees	2,923	2,917	2,923	2,917
Other expenses	3,819	4,457	3,819	4,457
Wholesale support fees	3,262	1,655	3,262	1,655
Total Expenses	151,707	118,864	151,707	118,864
Less: Waiver of CTA fee	(16,335)	(5,793)	(16,335)	(5,793)
Less: Expenses absorbed by Sponsor	(79,991)	(84,620)	(79,991)	(84,620)
Net Expenses	55,381	28,451	55,381	28,451
Net Investment Income (Loss)	$(48,507)	$(28,451)	$(48,507)	$(28,451)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Futures and options contracts	$(66,126)	$(78,839)	$(66,126)	$(78,839)

Change in Unrealized Gain (Loss)
Futures and options contracts	273,867	(112,211)	273,867	(112,211)
Net realized and unrealized gain (loss)	207,741	(191,050)	207,741	(191,050)
Net income (loss)	$159,234	$(219,501)	$159,234	$(219,501)

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Shareholders' Capital

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015

Shareholders' Capital at Beginning of Period	$16,745,969	$6,061,502	$16,745,969	$6,061,502

Increase (decrease) in Shareholders' Capital from share transactions
Addition of -0-, 50,000, -0-, and 50,000 shares, respectively	-	1,204,100	-	1,204,100
Redemption of 300,000, -0-, 300,000, and -0- shares, respectively	(6,751,830)	-	(6,751,830)	-
Net Increase (decrease) in Shareholders' Capital from share transactions	(6,751,830)	1,204,100	(6,751,830)	1,204,100

Increase (decrease) in Shareholders’ Capital from operations
Net investment income (loss)	(48,507)	(28,451)	(48,507)	(28,451)
Net realized gain (loss)	(66,126)	(78,839)	(66,126)	(78,839)
Change in net unrealized gain (loss)	273,867	(112,211)	273,867	(112,211)

Net increase (decrease) in Shareholders' Capital from operations	159,234	(219,501)	159,234	(219,501)

Shareholders' Capital at End of Period	$10,153,373	$7,046,101	$10,153,373	$7,046,101

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015

Cash flows provided by (used in) operating activities
Net income (loss)	$159,234	$(219,501)	$159,234	$(219,501)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	66,126	78,839	66,126	78,839
Net change in net unrealized loss (gain) on investments	(273,867)	112,211	(273,867)	112,211
Sale (Purchase) of investments, net	7,015,377	(1,363,044)	7,015,377	(1,363,044)
Increase in interest receivable	(72)		(72)
Decrease in segregated cash held by broker	101,142	75,453	101,142	75,453
(Decrease) Increase in options written, at fair value	(78,422)	9,187	(78,422)	9,187
(Decrease) Increase in receivable on open futures contracts	(11,390)	15,555	(11,390)	15,555
Increase (Decrease) in payable on open futures contracts	(217,860)	85,952	(217,860)	85,952
Increase (Decrease) in due to Sponsor	(8,438)	1,248	(8,438)	1,248
Net cash provided by (used in) operating activities	6,751,830	(1,204,100)	6,751,830	(1,204,100)
Cash flows from financing activities
Proceeds from sale of shares
Paid on redemption of shares	(6,751,830)	1,204,100	(6,751,830)	1,204,100
Net cash provided by (used in) financing activities	(6,751,830)	1,204,100	(6,751,830)	1,204,100
Net increase (decrease) in cash	-	-	-	-
Cash, beginning of period	-	-	-	-
Cash, end of period	$-	$-	$-	$-

Certain amounts for the three months ended September 30, 2015 have been reclassified to permit comparison between periods.

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2016 (unaudited)

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

Sit is paid a fee equal to 0.50% per annum, effective January 27, 2016, of the value of the Fund’s average daily net assets for its services as the commodity trading advisor to the Fund, payable by the Fund. Sit is a subsidiary of Sit Investment Associates, Inc.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2016 (unaudited) (continued)

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

When the Fund purchases an option that expires “out of the money,” the Fund will realize a loss. The Fund may not be able to invest the its assets in futures and options contracts having an aggregate notional amount exactly equal to that which is required to achieve a negative 10 year average effective duration. For example, as standardized contracts, U.S. Treasury futures contracts are denominated in specific dollar amounts, and the Fund’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, the Fund may be better able to achieve the exact amount of exposure desired through the use of other investments.

The Sponsor will close existing positions when it determines it would be appropriate to do so and reinvest the proceeds in other positions. Positions may also be closed out to meet orders for Redemption Baskets.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2016 (unaudited) (continued)

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying financial statements of the Fund have been prepared in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements are unaudited, but in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial statements have been made. These interim financial statements should be read in conjunction with the Fund’s annual 10K filing and the Fund’s Prospectus dated January 26, 2016. Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three months ended September 30, 2016 was at 4:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended September 30, 2016.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2016 (unaudited) (continued)

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at September 30, 2016.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2016 (unaudited) (continued)

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

The following tables summarize the valuation of investments at September 30, 2016 and at June 30, 2016 using the fair value hierarchy:

	September 30, 2016 (unaudited)
	Short-Term Investments and Purchased Options		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$9,748,240	a	$(34,734	)b	$11,390	c	$9,724,896

a – Included in Investments in short-term securities in the Statements of Financial Condition.

b – Included in Options Written, at fair value in the Statements of Financial Condition.

c – Included in Receivable on open futures contracts in the Statements of Financial Condition.

	June 30, 2016 (audited)
	Short-Term Investments and Purchased Options		Written Options Contracts		Future Contracts		Total
Level I – Quoted Prices	$16,555,876	a	$(113,156	)b	$(217,860	)c	$16,224,860

a – Included in Investments in short-term securities in the Statements of Financial Condition.

b – Included in Options Written, at fair value in the Statements of Financial Condition.

c – Included in Receivable and Payable on open futures contracts in the Statements of Financial Condition.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2016 and the year ended June 30, 2016, the Fund recognized no transfers from Level 1, Level 2 or Level 3.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2016 (unaudited) (continued)

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

All open derivative positions at September 30, 2016 and June 30, 2016 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholder’s capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2016 (unaudited) (continued)

Fair Value of Derivative Instruments, as of September 30, 2016

	Assets Derivatives			Liability Derivatives
Derivatives	Statements of Financial Condition	Unrealized Gain		Statements of Financial Condition	Unrealized Loss
Interest Rate Risk	Receivable on open futures contracts	$11,390	*	Written options, at fair value	$(34,734	)**

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Financial Condition.

**	Represents cumulative depreciation of options contracts as reported in the Statements of Financial Condition.

Fair Value of Derivative Instruments, as of June 30, 2016

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Financial Condition	Unrealized Gain	Statements of Financial Condition	Unrealized Loss
Interest Rate Risk			Payable on open futures contracts	$(217,860	)*
Interest Rate Risk			Written options, at fair value	$(113,156	)**

*	Represents cumulative depreciation of futures contracts as reported in the Statements of Financial Condition.

**	Represents cumulative depreciation of options contracts as reported in the Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended September 30, 2016

Derivatives	Location of Gain(Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized gain (loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(66,126)	$273,867)

The futures and options contracts open at September 30, 2016 are indicative of the activity for the three months ended September 30, 2016.

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended September 30, 2015

Derivatives	Location of Gain(Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized gain (loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(78,839)	$(112,211)

The futures and options contracts open at September 30, 2015 are indicative of the activity for the three months ended September 30, 2015.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2016 (unaudited) (continued)

(4) Agreements

(a) Management Fee

The Fund pays the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $75,000 effective February 20, 2016 ($56,250 prior to February 20, 2016) (the “Sponsor Fee”). The Sponsor Fee is paid in consideration of the Sponsor’s advisory services to the Fund. Additionally, Sit receives an annual fee, monthly in arrears, for its services equal to 0.50% effective January 27, 2016 (0.35% prior to January 27, 2016) of the Fund’s average daily net assets. As of February 19, 2015, Sit has agreed to waive its license and service fee (“CTA fee”) and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions and interest expense, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the CTA fee are contractual on the part of the Sponsor and Sit, respectively, through February 1, 2018.

The waiver of the CTA fees, pursuant to the undertaking, amounted to $16,335 and $5,793 for the three months ended September 30, 2016 and September 30, 2015, respectively. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund in excess of the Expense Cap which aggregated $79,991 and $84,620 for the three months ended September 30, 2016 and September 30, 2015, respectively.

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

Effective February 19, 2016, the Fund has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. For the first year of services, the Fund paid U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. The Fund paid U.S. Bank $13,812 and $12,518 for the three months ended September 30, 2016 and September 30, 2015, respectively.

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

The Fund incurred $3,811 and $3,770 in distribution and related administrative services for the three months ended September 30, 2016 and September 30, 2015, respectively, as disclosed in the Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.126% of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. The Fund incurred $6,377 and $3,628 in brokerage commissions and fees for the three months ended September 30, 2016 and September 30, 2015, respectively, as disclosed in the Statements of Operations.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2016 (unaudited) (continued)

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. For the three months ended September 30, 2016 and September 30, 2015, the Fund incurred $1,260 and $1,256, respectively, in trustee fees which is included in Other Expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the Fund’s Expense Cap limitation pays all of the routine offering, operational, administrative and other ordinary expenses of the Fund in excess of 1.50% (excluding brokerage commissions and interest expense) of the Fund’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. For the three months ended September 30, 2016 and September 30, 2015, the Fund incurred $151,707 and $118,864, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver by Sit and the assumption of Fund expenses above the Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $16,335 and $79,991, respectively, for the three months ended September 30, 2016, and $5,793 and $84,620, respectively, for the three months ended September 30, 2015.

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

For the three months ended September 30, 2016, and September 30, 2015, respectively, the Fund did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2016, and September 30, 2015, respectively, the Fund did not incur such expenses.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2016 (unaudited) (continued)

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

(b) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2016
	Shares	Paid in Capital
Shares Sold	-	-
Shares Redeemed	(300,000)	$(6,751,830)
Net Increase (Decrease)	(300,000)	$(6,751,830)

Summary of Share Transactions for the Three Months Ended September 30, 2015
	Shares	Paid in Capital
Shares Sold	50,000	$1,204,100
Shares Redeemed	-	-
Net Increase (Decrease)	50,000	$1,204,100

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2016 (unaudited) (continued)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2016, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

September 30, 2016 (unaudited) (continued)

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the Three Months Ended September 30, 2016 and September 30, 2015, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	For the Three Months
	Ended September 30,
	2016	2015

Net Asset Value
Net Asset Value per Share, beginning of period	$22.33	$24.24
Net investment income (loss)	(0.08)	(0.10)
Net realized and unrealized gain (loss)	0.31	(0.66)
Net Income (Loss)	0.23	(0.76)
Net Asset Value per Share, end of period	$22.56	$23.48
Market Value per Share, end of period	$22.52 (a)	$23.52
Ratios to Average Net Assets*
Expense Ratio***	1.70%	1.72%
Expense Ratio*** before Waiver/Assumption	4.64%	7.18%
Net Investment Income (Loss)	(1.48)%	(1.72)%
Total Return, at Net Asset Value**	1.03%	(3.14)%
Total Return, at Market Value**	5.28%	(3.72)%

*      Percentages are annualized.

**    Percentages are not annualized.

*** As of February 19, 2015 Fund expenses have been capped at 1.50% of average daily net assets, plus brokerage commissions and interest expense, as disclosed in Note 4.

(a)	Represents the closing bid/ask mean as of September 30, 2016.

(11) New Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-07 “Disclosure for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”. The amendments in ASU No. 2015-07 remove the requirement to categorize within the fair value hierarchy investments measured using the NAV practical expedient. The ASU also removes certain disclosure requirements for investments that qualify, but do not utilize, the NAV practical expedient. The amendments in the ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Management has evaluated the impact these changes have on the Funds’ financial statements and related disclosures and determined they are not material.

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

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of September 30, 2016 include:

Name	Ticker	Market Value USD
US 10YR FUT OPTN NOV16P	TYX6P1305	$9,563
UNITED STATES TREAS BILLS	912796JQ3	8,999,478
US 5YR NOTE (CBT) DEC16	FVZ6	(5,954,266)
US 2 YR NOTE (CBT) DEC16	TUZ6	(20,536,063)
US 5YR FUTR OPTN NOV16C	FVX6C12125	(34,734)

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

The Sponsor

ETF Managers Capital, LLC is the sponsor of the Trust and the Fund. The Sponsor is a Delaware limited liability company, formed on June 12, 2014. The principal office is located at 30 Maple Street, Suite 2, Summit, NJ 07901. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and became a member of the National Futures Association (“NFA”) on September 23, 2014. The Trust and the Fund operate pursuant to the Trust Agreement.

The Sponsor is a wholly-owned subsidiary of Exchange Traded Managers Group LLC (“ETFMG”), a limited liability company domiciled and headquartered in New Jersey. The Sponsor maintains its main business office at 30 Maple Street, Suite 2, Summit, NJ 07901.

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

The per Share market value of RISE and its NAV tracked closely for the three months ended September 30, 2016.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended September 30, 2016. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Fund Share Price Performance

During the three months ended September 30, 2016, the NYSE Arca market value of each Share decreased (-0.81%) from $22.34 per Share, representing the closing trade on June 30, 2016, to $22.52 per Share, representing the closing price on September 30, 2016. The Share price high and low for the three months ended September 30, 2016 and related change from the closing Share price on June 30, 2016 was as follows: Shares traded from a high of $22.79 per Share (+2.01%) on August 26, 2016 to a low of $22.17 per Share (-0.76%) on July 5, 2016.

Fund Share Net Asset Performance

For the three months ended September 30, 2016, the net asset value of each Share increased (+1.03%) from $22.33 per Share, representing the closing net asset value per Share on June 30, 2016, to $22.56 per Share. Gains in the futures and options contracts offset Fund expenses resulting in the overall increase in the NAV per Share during the three months ended September 30, 2016.

Net income for the three months ended September 30, 2016, was $159,234, resulting from net realized losses on futures and options contracts of $66,126, net unrealized gains on futures and options contracts of $273,867, and the net investment loss of $48,507.

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

Fund Share Net Asset Value Performance

For the three months ended September 30, 2015, the net asset value of each Share decreased (-3.14%) from $24.21 per Share, representing the closing net asset value per Share on June 30, 2015, to $23.48 per Share. Losses in the futures and options contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the three months ended September 30, 2015.

Net loss for the three months ended September 30, 2015, was $219,501 resulting from net realized losses on futures and options contracts of $78,839, net unrealized losses on futures and options contracts of $112,211, and the net investment loss of $28,451.

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

Management believes that as of September 30, 2016 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

Off Balance Sheet Financing

As of September 30, 2016, neither the Trust nor the Fund has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

Contractual Obligations

The Fund pays the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $75,000 (the “Management Fee”). The Management Fee is paid in consideration of the Sponsor’s advisory services to the Fund. Additionally, Sit receives an annual fee, monthly in arrears, for its services equal to 0.50% of the Fund’s average daily net assets. As of February 19, 2015, Sit has agreed to waive its license and services fee and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets. The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Sit, respectively, through February 1, 2018 (the “Expense Cap”).

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

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. On September 30, 2016, 450,040 shares of the Fund were outstanding for a market capitalization of $10,134,901.

(c)	Not applicable

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

Date: November 14, 2016

-36-