Form 10-Q
period 2016-12-31
ETF Managers Group Commodity Trust I
filed 2017-02-13
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-36851

ETF Managers Group Commodity Trust I
(Exact name of registrant as specified in its charter)

Delaware	36-4793446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐   Yes    ☒ No

Indicate the number of Shares outstanding as of February 1, 2017: 550,040

ETF MANAGERS GROUP COMMODITY TRUST I

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Financial Condition

			ETF MANAGERS
	SIT RISING		GROUP COMMODITY
	RATE ETF		TRUST I
	December 31, 2016 (unaudited)	June 30, 2016 (audited)	December 31, 2016 (unaudited)	June 30, 2016 (audited)
Assets
Investment in short-term securities, at fair value (cost $9,756,381, $16,592,038, $9,756,381 and $16,592,038, respectively)	$9,743,195	$16,555,876	$9,743,195	$16,555,876
Interest receivable	96	20	96	20
Segregated cash held by broker	871,171	542,087	871,171	542,087
Receivable on open futures contracts	78,250	-	78,250	-
Total assets	$10,692,712	$17,097,983	$10,692,712	$17,097,983
Liabilities and shareholders' capital
Options written, at fair value (premiums received $30,662, $85,422, $30,662 and $85,422, respectively)	$23,359	$113,156	$23,359	$113,156
Payable on open futures contracts	-	217,860	-	217,860
Due to Sponsor	13,652	20,998	13,652	20,998
Total liabilities	37,011	352,014	37,011	352,014
Shareholders' capital
Paid in capital	11,628,801	18,359,966	11,628,801	18,359,966
Accumulated earnings (deficit)	(973,100)	(1,613,997)	(973,100)	(1,613,997)
Total shareholders' capital	10,655,701	16,745,969	10,655,701	16,745,969
Total liabilities and shareholders' capital	$10,692,712	$17,097,983	$10,692,712	$17,097,983

Shares outstanding (unlimited authorized)	450,040	750,040
Net asset value per share	$23.68	$22.33
Market value per share	$23.77	$22.34

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

December 31, 2016 (Unaudited)

SIT RISING RATE ETF	Contracts	Value

PURCHASED OPTIONS - 0.2%
U.S. Treasury 10 Year Note, Strike Price $124.00 Expiring 1/27/2017	33	$18,047
TOTAL PURCHASED OPTIONS (cost $31,453)		18,047

	Principal Amount	Value
SHORT-TERM INVESTMENTS – 91.2%
U.S. TREASURY BILLS
United States Treasury Bills – 86.7%
United States Treasury Bills
0.000%, 3/16/2017	$9,250,000	9,240,842
TOTAL U.S. TREASURY BILLS (Cost $9,240,622)		9,240,842

	Shares	Value
MONEY MARKET FUNDS – 4.5%
First American US Treasury Money Market Fund, 0.26%*	484,306	484,306
TOTAL MONEY MARKET FUNDS (cost $484,306)		484,306
TOTAL SHORT-TERM INVESTMENTS (cost $9,724,928)		9,725,148

Total Investments (cost $9,756,381) – 91.4%		9,743,195
Other Assets in Excess of Liabilities – 8.6% (a)		912,506
TOTAL NET ASSETS – 100.0%		$10,655,701

*	Annualized seven-day yield as of December 31, 2016

(a)	$871,171 of cash is pledged as collateral for futures contracts and written options

Written Options Contracts

December 31, 2016

	Contracts	Value

U.S. 5 Year Note, Strike Price $117.75 Expiring 1/27/2017	65	$(23,359)
(Premiums received $30,662)		$(23,359)

Short Futures Contracts
December 31, 2016

	Contracts	Unrealized Appreciation/ (Depreciation)

U.S. Treasury 5 Year Note, Expiring December 2016 (Underlying Face Amount at Market Value - $8,707,141)	74	$35,516
U.S. Treasury 2 Year Note, Expiring December 2016 (Underlying Face Amount at Market Value - $21,885,438)	101	42,734
		$78,250

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Three Months Ended December 31,		Three Months Ended December 31,
	2016	2015	2016	2015

Investment Income
Interest	$5,469	$1,276	$5,469	$1,276

Expenses
Sponsor fee	$18,904	$14,139	$18,904	$14,139
CTA fee	13,065	8,622	13,065	8,622
Audit fees	21,086	20,055	21,086	20,055
Tax preparation fees	25,205	18,852	25,205	18,852
Admin/accounting/custodian/transfer agent fees	13,812	12,518	13,812	12,518
Legal fees	8,823	7,514	8,823	7,514
Printing and postage expenses	5,671	6,284	5,671	6,284
Chief Compliance Officer fees	6,301	4,713	6,301	4,713
Principal Financial Officer fees	6,301	4,713	6,301	4,713
Regulatory reporting fees	6,301	4,713	6,301	4,713
Brokerage commissions	5,593	6,295	5,593	6,295
Distribution fees	3,955	3,770	3,955	3,770
Insurance expense	3,781	3,770	3,781	3,770
Listing & calculation agent fees	2,923	2,917	2,923	2,917
Other expenses	3,819	3,142	3,819	3,142
Wholesale support fees	2,613	2,464	2,613	2,464
Total Expenses	148,153	124,481	148,153	124,481
Less: Waiver of CTA fee	(13,065)	(8,622)	(13,065)	(8,622)
Less: Expenses absorbed by Sponsor	(90,299)	(72,609)	(90,299)	(72,609)
Net Expenses	44,789	43,250	44,789	43,250
Net Investment Loss	$(39,320)	$(41,974)	$(39,320)	$(41,974)

Net Realized and Unrealized Gain on Investment Activity

Net Realized Gain on
Futures and options contracts	$440,450	$71,624	$440,450	$71,624

Net Change in Unrealized Gain on
Futures and options contracts	80,533	234,953	80,533	234,953
Net realized and unrealized gain	520,983	306,577	520,983	306,577
Net income	$481,663	$264,603	$481,663	$264,603

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Six Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Investment Income
Interest	$12,343	$1,276	$12,343	$1,276

Expenses
Sponsor fee	$37,808	$28,278	$37,808	$28,278
CTA fee	29,400	14,415	29,400	14,415
Audit fees	41,169	40,111	41,169	40,111
Tax preparation fees	50,410	37,704	50,410	37,704
Admin/accounting/custodian/transfer agent fees	27,624	25,036	27,624	25,036
Legal fees	17,646	15,028	17,646	15,028
Printing and postage expenses	11,342	11,940	11,342	11,940
Chief Compliance Officer fees	12,602	9,426	12,602	9,426
Principal Financial Officer fees	12,602	9,426	12,602	9,426
Regulatory reporting fees	12,602	9,426	12,602	9,426
Brokerage commissions	11,970	9,923	11,970	9,923
Distribution fees	7,766	7,540	7,766	7,540
Insurance expense	7,560	7,540	7,560	7,540
Listing & calculation agent fees	5,846	5,834	5,846	5,834
Other expenses	7,638	7,599	7,638	7,599
Wholesale support fees	5,875	4,119	5,875	4,119
Total Expenses	299,860	243,345	299,860	243,345
Less: Waiver of CTA fee	(29,400)	(14,415)	(29,400)	(14,415)
Less: Expenses absorbed by Sponsor	(170,290)	(157,229)	(170,290)	(157,229)
Net Expenses	100,170	71,701	100,170	71,701
Net Investment Loss	$(87,827)	$(70,425)	$(87,827)	$(70,425)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Futures and options contracts	$374,324	$(7,215)	$374,324	$(7,215)

Net Change in Unrealized Gain on
Futures and options contracts	354,400	122,742	354,400	122,742
Net realized and unrealized gain	728,724	115,527	728,724	115,527
Net income	$640,897	$45,102	$640,897	$45,102

 See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Shareholders' Capital

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Three Months Ended December 31,		Three Months Ended December 31,
	2016	2015	2016	2015

Shareholders' Capital at Beginning of Period	$10,153,373	$7,046,101	$10,153,373	$7,046,101

Increase (decrease) in Shareholders' Capital from share transactions
Addition of 50,000, 450,000, 50,000, and 450,000 shares, respectively	1,176,905	10,848,800	1,176,905	10,848,800
Redemption of 50,000, -0-, 50,000, and -0- shares, respectively	(1,156,240)	-	(1,156,240)	-
Net Increase in Shareholders' Capital from share transactions	20,665	10,848,800	20,665	10,848,800

Increase (decrease) in Shareholders’ Capital from operations
Net investment loss	(39,320)	(41,974)	(39,320)	(41,974)
Net realized gain	440,450	71,624	440,450	71,624
Change in net unrealized gain	80,533	234,953	80,533	234,953

Net Increase in Shareholders' Capital from operations	481,663	264,603	481,663	264,603

Shareholders' Capital at End of Period	$10,655,701	$18,159,504	$10,655,701	$18,159,504

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Shareholders' Capital

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Shareholders' Capital at Beginning of Period	$16,745,969	$6,061,502	$16,745,969	$6,061,502

Increase (decrease) in Shareholders' Capital from share transactions
Addition of 50,000, 500,000, 50,000, and 500,000 shares, respectively	1,176,905	12,052,900	1,176,905	12,052,900
Redemption of 350,000, -0- , 350,000, and -0- shares, respectively	(7,908,070)	-	(7,908,070)	-
Net Increase (decrease) in Shareholders' Capital from share transactions	(6,731,165)	12,052,900	(6,731,165)	12,052,900

Increase (decrease) in Shareholders' Capital from operations
Net investment loss	(87,827)	(70,425)	(87,827)	(70,425)
Net realized gain (loss)	374,324	(7,215)	374,324	(7,215)
Change in net unrealized gain	354,400	122,742	354,400	122,742

Net Increase in Shareholders' Capital from operations	640,897	45,102	640,897	45,102

Shareholders' Capital at End of Period	$10,655,701	$18,159,504	$10,655,701	$18,159,504

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Six Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Cash flows provided by (used in) operating activities
Net income	$640,897	$45,102	$640,897	$45,102
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(374,324)	7,215	(374,324)	7,215
Net change in net unrealized gain on investments	(354,400)	(122,742)	(354,400)	(122,742)
Sale (Purchase) of investments, net	7,541,405	(10,632,419)	7,541,405	(10,632,419)
Increase in interest receivable	(76)	(41)	(76)	(41)
Decrease in segregated cash held by broker	(329,084)	(61,630)	(329,084)	(61,630)
Decrease in options written, at fair value	(89,797)	(116)	(89,797)	(116)
Decrease in receivable on open futures contracts	(78,250)	(83,789)	(78,250)	(83,789)
Decrease in payable on open futures contracts	(217,860)	(2,579)	(217,860)	(2,579)
Increase (Decrease) in due to Sponsor	(7,346)	11,604	(7,346)	11,604
Net cash provided by (used in) operating activities	6,731,165	(10,839,395)	6,731,165	(10,839,395)
Cash flows from financing activities
Proceeds from sale of shares	1,176,905	10,839,395	1,176,905	10,839,395
Paid on redemption of shares	(7,908,070)		(7,908,070)
Net cash provided by (used in) financing activities	(6,731,165)	10,839,395	(6,731,165)	10,839,395
Net increase (decrease) in cash	-	-	-	-
Cash, beginning of period	-	-	-	-
Cash, end of period	$-	$-	$-	$-

Supplemental disclosure of non-cash financing activity:
Receivable from creation of Fund shares	$-	$1,213,505	$-	$1,213,505

Certain amounts for the six months ended December 31, 2015 have been reclassified to permit comparison between periods.

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2016 (unaudited)

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

The Fund’s investment objective is to profit from rising interest rates by tracking the performance of a portfolio (the “Benchmark Portfolio”) consisting of exchange traded futures contracts and options on futures on 2, 5 and 10 year U.S. Treasury securities (“Treasury Instruments”) weighted to achieve a targeted negative 10-year average effective portfolio duration (the “Benchmark Component Instruments”). The Fund seeks to achieve its investment objective by investing in the Benchmark Component Instruments currently constituting the Benchmark Portfolio. The Benchmark Portfolio is maintained by Sit and will be rebalanced, reconstituted, or both, monthly (typically on the 15th of each month and on the next business day if the 15th is a holiday, weekend, or other day on which the national exchanges are closed) to maintain a negative 10-year average effective duration. The Benchmark Portfolio and the Fund will each maintain a short position in Treasury Instruments. The Fund does not use futures contracts or options to obtain leveraged investment results. The Fund will not invest in swaps or other over the counter derivative instruments.

The weighting of the Treasury Instruments constituting the Benchmark Component Instruments will be based on each maturity’s duration contribution. The expected range for the duration weighted percentage of the 2 year and 5 year maturity Treasury Instruments will be from 30% to 70%. The expected range for the duration weighted percentage of the 10-year maturity Treasury Instruments will be from 5% to 25%. The relative weightings of the Benchmark Component Instruments will be shifted between maturities when there are material changes in the shape of the yield curve, for example, if the Federal Reserve began raising short term interest rates more than long term interest rates. In such an instance, Sit, which maintains the Benchmark Portfolio, will elect to increase the weightings of the 2 year and reduce the weighting in the 10-year maturity. Conversely, Sit will do the opposite if the Federal Reserve began raising long term interest rates more than short term interest rates. Reconstitution and rebalancing each will occur monthly, on the 15th, except for as noted above or if there are radical changes in the yield curve such that effective duration is outside of a range from negative nine to negative 11-year average effective duration, in which case Sit will adjust the maturities of the Treasury Instruments before the next expected monthly reconstitution.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2016 (unaudited) (continued)

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

When the Fund purchases an option that expires “out of the money,” the Fund will realize a loss. The Fund may not be able to invest the its assets in futures and options contracts having an aggregate notional amount exactly equal to that which is required to achieve a negative 10-year average effective duration. For example, as standardized contracts, U.S. Treasury futures contracts are denominated in specific dollar amounts, and the Fund’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, the Fund may be better able to achieve the exact amount of exposure desired through the use of other investments.

The Sponsor will close existing positions when it determines it would be appropriate to do so and reinvest the proceeds in other positions. Positions may also be closed out to meet orders for Redemption Baskets.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2016 (unaudited) (continued)

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying financial statements of the Fund have been prepared in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements are unaudited, but in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial statements have been made. These interim financial statements should be read in conjunction with the Fund’s annual 10K filing and the Fund’s Prospectus dated January 20, 2017. Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three months ended December 31, 2016 was at 4:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended December 31, 2016.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2016 (unaudited) (continued)

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at December 31, 2016.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2016 (unaudited) (continued)

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

The following tables summarize the valuation of investments at December 31, 2016 and at June 30, 2016 using the fair value hierarchy:

	December 31, 2016 (unaudited)
	Short-Term Investments and Purchased Options		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$9,743,195	a	$(23,359	)b	$78,250	c	$9,798,086

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

Transfers between levels are recognized at the end of the reporting period. During the six months ended December 31, 2016 and the year ended June 30, 2016, the Fund recognized no transfers from Level 1, Level 2 or Level 3.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2016 (unaudited) (continued)

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

All open derivative positions at December 31, 2016 and June 30, 2016 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholder’s capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2016 (unaudited) (continued)

Fair Value of Derivative Instruments, as of December 31, 2016

	Asset Derivatives			Liability Derivatives
Derivatives	Statements of Financial Condition	Unrealized Gain		Statements of Financial Condition	Unrealized Gain
Interest Rate Risk	Receivable on open futures contracts	$78,250	*	Written options, at fair value	$7,303	**

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Financial Condition.

**	Represents cumulative appreciation of options contracts as reported in the Statements of Financial Condition.

Fair Value of Derivative Instruments, as of June 30, 2016

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Financial Condition	Unrealized Gain	Statements of Financial Condition	Unrealized Loss
Interest Rate Risk			Payable on open futures contracts	$(217,860	)*
Interest Rate Risk			Written options, at fair value	$(27,734	)**

*	Represents cumulative depreciation of futures contracts as reported in the Statements of Financial Condition.

**	Represents cumulative depreciation of options contracts as reported in the Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended December 31, 2016

Derivatives	Location of Gain on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on futures and options contracts and/or Change in unrealized gain on futures and options contracts	$440,450	$80,533

The futures and options contracts open at December 31, 2016 are indicative of the activity for the three months ended December 31, 2016.

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended December 31, 2015

Derivatives	Location of Gain on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on futures and options contracts and/or Change in unrealized gain on futures and options contracts	$71,624	$234,953

The futures and options contracts open at December 31, 2015 are indicative of the activity for the three months ended December 31, 2015.

The Effect of Derivative Instruments on the Statements of Operations

For the Six Months Ended December 31, 2016

Derivatives	Location of Gain on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on futures and options contracts and/or Change in unrealized gain on futures and options contracts	$374,324	$354,400

The futures and options contracts open at December 31, 2016 are indicative of the activity for the six months ended December 31, 2016.

The Effect of Derivative Instruments on the Statements of Operations

For the Six Months Ended December 31, 2015

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on futures and options contracts and/or Change in unrealized gain on futures and options contracts	$(7,215)	$122,742

The futures and options contracts open at December 31, 2015 are indicative of the activity for the six months ended December 31, 2015.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2016 (unaudited) (continued)

(4) Agreements

(a) Management Fee

The Fund pays the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $75,000 effective February 20, 2016 ($56,250 prior to February 20, 2016) (the “Sponsor Fee”). The Sponsor Fee is paid in consideration of the Sponsor’s advisory services to the Fund. Additionally, Sit receives an annual fee, monthly in arrears, for its services equal to 0.50% effective January 27, 2016 (0.35% prior to January 27, 2016) of the Fund’s average daily net assets. As of February 19, 2015, Sit has agreed to waive its license and service fee (“CTA fee”) and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions and interest expense, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the CTA fee are contractual on the part of the Sponsor and Sit, respectively, through June 1, 2018. Effective January 1, 2017, the annual Sponsor Fee was reduced to $18,750.

The waiver of the CTA fees, pursuant to the undertaking, amounted to $13,065 and $8,622 for the three months ended December 31, 2016 and December 31, 2015, respectively, and $29,400 and $14,415 for the six months ended December 31, 2016 and December 31, 2015, respectively, as disclosed in the Statements of Operations. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund in excess of the Expense Cap which aggregated $90,299 and $72,609 for the three months ended December 31, 2016 and December 31, 2015, respectively, and $170,290 and $157,229 for the six months ended December 31, 2016 and December 31, 2015, respectively, as disclosed in the Statements of Operations.

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

Effective February 19, 2016, the Fund has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. For the first year of services, the Fund paid U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. The Fund paid U.S. Bank $13,812 and $12,518 for the three months ended December 31, 2016 and December 31, 2015, respectively, and $27,624 and $25,036 for the six months ended December 31, 2016 and December 31, 2015, respectively, as disclosed in the Statements of Operations.

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

The Fund incurred $3,955 and $3,770 in distribution and related administrative services for the three months ended December 31, 2016 and December 31, 2015, respectively, and $7,766 and $7,540 for the six months ended December 31, 2016 and December 31, 2015, respectively, as disclosed in the Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.204% of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. The Fund incurred $5,593 and $6,295 in brokerage commissions and fees for the three months ended December 31, 2016 and December 31, 2015, respectively, and $11,970 and $9,923 for the six months ended December 31, 2016 and December 31, 2015, respectively, as disclosed in the Statements of Operations.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2016 (unaudited) (continued)

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. The Fund incurred $1,260 and $1,256, in trustee fees for the three months ended December 31, 2016 and December 31, 2015, respectively, and $2,520 and $2,512 for the six months ended December 31, 2016 and December 31, 2015, respectively, which is included in Other Expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the Fund’s Expense Cap limitation pays all of the routine offering, operational, administrative and other ordinary expenses of the Fund in excess of 1.50% (excluding brokerage commissions and interest expense) of the Fund’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The Fund incurred $148,153 and $124,481, respectively, for the three months ended December 31, 2016 and December 31, 2015, and $299,860 and $243,345 for the six months ended December 31, 2016 and December 31, 2015, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver by Sit and the assumption of Fund expenses above the Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $13,065 and $90,299, respectively, for the three months ended December 31, 2016, $8,622 and $72,609, respectively, for the three months ended December 31, 2015, $29,400 and $170,290, respectively, for the six months ended December 31, 2016, and $14,415 and $157,229, respectively, for the six months ended December 31, 2015.

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

For the three months ended December 31, 2016 and December 31, 2015, respectively, and for the six months ended December 31, 2016 and December 31, 2015, respectively, the Fund did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended December 31, 2016 and December 31, 2015, respectively, and for the six months ended December 31, 2016 and December 31, 2015, respectively, the Fund did not incur such expenses.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2016 (unaudited) (continued)

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

(b) Share Transactions

Summary of Share Transactions for the Three Months Ended December 31, 2016

	Shares	Paid in Capital
Shares Sold	50,000	$1,176,905
Shares Redeemed	(50,000)	(1,156,240)
Net Increase (Decrease)	-	$20,665

Summary of Share Transactions for the Three Months Ended December 31, 2015

	Shares	Paid in Capital
Shares Sold	450,000	$10,848,800
Shares Redeemed	-	-
Net Increase (Decrease)	450,000	$10,848,800

Summary of Share Transactions for the Six Months Ended December 31, 2016

	Shares	Paid in Capital
Shares Sold	50,000	$1,176,905
Shares Redeemed	(350,000)	(7,908,070)
Net Increase (Decrease)	(300,000)	$(6,731,165)

Summary of Share Transactions for the Six Months Ended December 31, 2015

	Shares	Paid in Capital
Shares Sold	500,000	$12,052,900
Shares Redeemed	-	-
Net Increase (Decrease)	500,000	$12,052,900

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2016 (unaudited) (continued)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2016, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

December 31, 2016 (unaudited) (continued)

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the Three Months Ended December 31, 2016 and December 31, 2015, respectively, and the Six Months Ended December 31, 2016 and December 31, 2015, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
Net Asset Value
Net asset value per Share, beginning of period	$22.56	$23.48	$22.33	$24.24
Net investment income (loss)	(0.09)	(0.10)	(0.17)	(0.21)
Net realized and unrealized gain (loss)	1.21	0.83	1.52	0.18
Net Income (Loss)	1.12	0.73	1.35	(0.03)
Net Asset Value per Share, end of period	$23.68	$24.21	$23.68	$24.21
Market Value per Share, end of period	$23.77	$24.23	$23.77	$24.23
Ratios to Average Net Assets*
Expense Ratio***	1.66%	1.76%	1.70%	1.74%
Expense Ratio*** before Waiver/Assumption	5.49%	5.05%	5.10%	5.91%
Net Investment Income (Loss)	(1.46)%	(1.70)%	(1.49)%	(1.71)%
Total Return, at Net Asset Value**	4.96%	3.11%	6.03%	(0.12)%
Total Return, at Market Value**	5.55%	3.02%	6.40%	(0.82)%

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

The Fund is designed and managed to track the performance of a portfolio (the “Benchmark Portfolio”) consisting of exchange traded futures contracts and options on futures on 2, 5 and 10-year U.S. Treasury securities (“Treasury Instruments”) weighted to achieve a targeted negative 10-year average effective portfolio duration (the “Benchmark Component Instruments”).

The Investment Objective of the Fund

The Fund’s investment objective is to profit from rising interest rates by tracking the performance of the Benchmark Portfolio consisting of exchange traded futures contracts and options on futures on 2, 5 and 10-year U.S. Treasury securities weighted to achieve a targeted negative 10-year average effective portfolio duration. The Fund seeks to achieve its investment objective by investing in the Benchmark Component Instruments currently constituting the Benchmark Portfolio.

The Benchmark Portfolio

The Benchmark Portfolio is maintained by Sit Fixed Income Advisors II, LLC (“Sit”), which also serves as the Fund’s commodity trading advisor. The Benchmark Portfolio will be rebalanced, reconstituted, or both, monthly (typically on the 15th of each month or on the next business day if the 15th is a holiday, weekend, or other day on which the national exchanges are closed) to maintain a negative 10-year average effective duration. The Benchmark Portfolio and the Fund will each maintain a short position in Treasury Instruments. The Fund does not use futures contracts or options to obtain leveraged investment results.

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of December 31, 2016 include:

Name	Ticker	Market Value USD
US 10YR FUT OPTN FEB17P	TYG7P124	$18,047
UNITED STATES TREAS BILLS	912796KN8	9,240,842
US 5YR NOTE MAR17	FVH7	(8,707,141)
US 2 YR NOTE MAR17	TUH7	(21,885,438)
US 5YR FUTR OPTN FEB17C	FVG7C11775	(23,359)

The Benchmark Component Instruments currently constituting the Benchmark Portfolio and anticipated rebalancing dates, as well as the daily holdings of the Fund, are available on the Fund’s website at www.risingrateetf.com .

The weighting of the Treasury Instruments constituting the Benchmark Component Instruments will be based on each maturity’s duration contribution. The expected range for the duration weighted percentage of the 2-year and 5-year maturity Treasury Instruments will be from 30% to 70%. The expected range for the duration weighted percentage of the 10-year maturity Treasury Instruments will be from 5% to 25%. The relative weightings of the Benchmark Component Instruments will be shifted between maturities when there are material changes in the shape of the yield curve, for example, if the Federal Reserve began raising short term interest rates more than long term interest rates. In such an instance, Sit, which maintains the Benchmark Portfolio, will increase the weightings of the 2-year and reduce the weighting in the 10-year maturity Treasury Instruments. Conversely, Sit will do the opposite if the Federal Reserve began raising long term interest rates more than short term interest rates. Reconstitution and rebalancing each will occur monthly, on the 15th, except for as noted above or if there are radical changes in the yield curve such that effective duration is outside of a range from negative nine to negative 11-year average effective duration, in which case Sit will adjust the maturities of the Treasury Instruments before the next expected monthly reconstitution.

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

Results of Operations

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the three months ended December 31, 2016.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended December 31, 2016. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the six months ended December 31, 2016.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the six months ended December 31, 2016. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016

Fund Share Price Performance

During the three months ended December 31, 2016, the NYSE Arca market value of each Share increased (+5.55%) from $22.52 per Share, representing the closing trade on September 30, 2016, to $23.77 per Share, representing the closing price on December 31, 2016. The Share price high and low for the three months ended December 31, 2016 and related change from the closing Share price on September 30, 2016 was as follows: Shares traded from a high of $24.09 per Share (+6.97%) on December 15, 2016 and December 16, 2016 to a low of $22.60 per Share (+0.36%) on November 4, 2016.

Fund Share Net Asset Performance

For the three months ended December 31, 2016, the net asset value of each Share increased (+4.96%) from $22.56 per Share, representing the closing net asset value per Share on September 30, 2016, to $23.68 per Share. Gains in the futures and options contracts more than offset Fund expenses which resulted in the overall increase in the NAV per Share during the three months ended December 31, 2016.

Net income for the three months ended December 31, 2016, was $481,663, resulting from net realized gains on futures and options contracts of $440,450, net unrealized gains on futures and options contracts of $80,533, and the net investment loss of $39,320.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015

Fund Share Price Performance

During the three months ended December 31, 2015, the NYSE Arca market value of each Share increased (+3.02%) from $23.52 per Share, representing the closing trade on September 30, 2015, to $24.23 per Share, representing the closing price on December 31, 2015. The Share price high and low for the three months ended December 31, 2015 and related change from the closing Share price on September 30, 2015 was as follows: Shares traded from a high of $24.61 per Share (+4.63%) on December 2, 2015 to a low of $23.37 per Share (-0.64%) on October 27, 2015.

Fund Share Net Asset Value Performance

For the three months ended December 31, 2015, the net asset value of each Share increased (+3.11%) from $23.48 per Share, representing the closing net asset value per Share on September 30, 2015, to $24.23 per Share. Gains in the futures and options contracts more than offset Fund expenses which resulted in the overall increase in the NAV per Share during the three months ended December 31, 2015.

Net income for the three months ended December 31, 2015, was $264,603 resulting from net realized gains on futures and options contracts of $71,624, net unrealized gains on futures and options contracts of $234,953, and the net investment loss of $41,974.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

Fund Share Price Performance

During the six months ended December 31, 2016, the NYSE Arca market value of each Share increased (+6.40%) from $22.34 per Share, representing the closing trade on June 30, 2016, to $23.77 per Share, representing the closing price on December 31, 2016. The Share price high and low for the six months ended December 31, 2016 and related change from the closing Share price on June 30, 2016 was as follows: Shares traded from a high of $24.09 per Share (+7.83%) on December 15, 2016 and December 16, 2016 to a low of $22.17 per Share (-0.76%) on July 5, 2016.

Fund Share Net Asset Performance

For the six months ended December 31, 2016, the net asset value of each Share increased (+6.03%) from $22.33 per Share, representing the closing net asset value per Share on June 30, 2016, to $23.68 per Share. Gains in the futures and options contracts more than offset Fund expenses which resulted in the overall increase in the NAV per Share during the six months ended December 31, 2016.

Net income for the six months ended December 31, 2016, was $640,897, resulting from net realized gains on futures and options contracts of $374,324, net unrealized gains on futures and options contracts of $354,400, and the net investment loss of $87,827.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

Fund Share Price Performance

During the six months ended December 31, 2015, the NYSE Arca market value of each Share decreased (-0.82%) from $24.43 per Share, representing the closing trade on June 30, 2015, to $24.23 per Share, representing the closing price on December 31, 2015. The Share price high and low for the six months ended December 31, 2015 and related change from the closing Share price on June 30, 2015 was as follows: Shares traded from a high of $24.61 per Share (+0.74%) on December 2, 2015 to a low of $23.37 per Share (-4.34%) on October 27, 2015.

Fund Share Net Asset Value Performance

For the six months ended December 31, 2015, the net asset value of each Share decreased (-0.12%) from $24.24 per Share, representing the closing net asset value per Share on June 30, 2015, to $24.21 per Share. Gains in the futures and options contracts more than offset Fund expenses which resulted in the overall increase in the NAV per Share during the six months ended December 31, 2015.

Net income for the six months ended December 31, 2015, was $45,102 resulting from net unrealized gains on futures and options contracts of $122,742, reduced by net realized losses on futures and options contracts of $7,215, and the net investment loss of $70,425.

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

Management believes that as of December 31, 2016, it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

Off Balance Sheet Financing

As of December 31, 2016, neither the Trust nor the Fund has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

Contractual Obligations

The Fund pays the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or, as of January 1, 2017, $18,750 (the “Management Fee”). The Management Fee is paid in consideration of the Sponsor’s advisory services to the Fund. Additionally, Sit receives an annual fee, monthly in arrears, for its services equal to 0.50% of the Fund’s average daily net assets. As of February 19, 2015, Sit has agreed to waive its license and services fee and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets. The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Sit, respectively, through June 1, 2018 (the “Expense Cap”).

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

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. On December 31, 2016, 450,040 shares of the Fund were outstanding for a market capitalization of $10,697,451.

(c)	Not applicable

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

Date: February 13, 2017

-40-