Form 10-Q
period 2017-03-31
ETF Managers Group Commodity Trust I
filed 2017-05-12
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-36851

ETF Managers Group Commodity Trust I
(Exact name of registrant as specified in its charter)

Delaware	36-4793446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐   Yes    ☒ No

Indicate the number of Shares outstanding as of May 1, 2017: 850,040

ETF MANAGERS GROUP COMMODITY TRUST I

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Financial Condition

			ETF MANAGERS
	SIT RISING		GROUP COMMODITY
	RATE ETF		TRUST I
	March 31, 2017 (unaudited)	June 30, 2016 (audited)	March 31, 2017 (unaudited)	June 30, 2016 (audited)
Assets
Investment in short-term securities, at fair value (cost $18,433,745, $16,541,288, $18,433,745 and $16,541,288, respectively)	$18,434,704	$16,541,001	$18,434,704	$16,541,001
Options purchased, at fair value (cost $55,313, $50,750, $55,313 and $50,750, respectively)	9,140	14,875	9,140	14,875
Interest receivable	106	20	106	20
Segregated cash held by broker	526,431	542,087	526,431	542,087
Total assets	$18,970,381	$17,097,983	$18,970,381	$17,097,983
Liabilities and shareholders' capital
Options written, at fair value (premiums received $16,875, $85,422, $16,875 and $85,422, respectively)	$48,125	$113,156	$48,125	$113,156
Payable on open futures contracts	208,627	217,860	208,627	217,860
Due to Sponsor	21,146	20,998	21,146	20,998
Total liabilities	277,898	352,014	277,898	352,014
Shareholders' capital
Paid in capital	19,916,896	18,359,966	19,916,896	18,359,966
Accumulated earnings (deficit)	(1,224,413)	(1,613,997)	(1,224,413)	(1,613,997)
Total shareholders' capital	18,692,483	16,745,969	18,692,483	16,745,969
Total liabilities and shareholders' capital	$18,970,381	$17,097,983	$18,970,381	$17,097,983

Shares outstanding (unlimited authorized)	800,040	750,040
Net asset value per share	$23.36	$22.33
Market value per share	$23.41	$22.34

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

March 31, 2017 (Unaudited)

SIT RISING RATE ETF	Contracts	Value

PURCHASED OPTIONS - 0.0%
U.S. Treasury 10 Year Note, Strike Price $123.50 Expiring 4/21/2017	65	$9,140
TOTAL PURCHASED OPTIONS (cost $55,313)		9,140

	Principal Amount	Value
SHORT-TERM INVESTMENTS – 98.7%
U.S. TREASURY BILLS
United States Treasury Bills – 97.8%
United States Treasury Bills
0.000%, 6/15/2017	$18,300,000	18,273,447
TOTAL U.S. TREASURY BILLS (cost $18,272,488)		18,273,447

	Shares	Value
MONEY MARKET FUNDS – 0.9%
First American US Treasury Money Market Fund, 0.49%*	161,257	161,257
TOTAL MONEY MARKET FUNDS (cost $161,257)		161,257
TOTAL SHORT-TERM INVESTMENTS (cost $18,433,745)		18,434,704

Total Investments (cost $18,489,058) – 98.7%		18,443,844
Other Assets in Excess of Liabilities – 1.3% (a)		248,639
TOTAL NET ASSETS – 100.0%		$18,692,483

*	Annualized seven-day yield as of March 31, 2017

(a)	$526,431 of cash is pledged as collateral for futures contracts and written options

Written Options Contracts

March 31, 2017

	Contracts	Value

U.S. 5 Year Note, Strike Price $117.75 Expiring 4/21/2017	80	$(48,125)
(Premiums received $16,875)		$(48,125)

Short Futures Contracts
March 31, 2017

	Contracts	Unrealized Appreciation/ (Depreciation)

U.S. Treasury 5 Year Note, Expiring June 2017 (Underlying Face Amount at Market Value - $16,010,813)	136	$(102,062)
U.S. Treasury 2 Year Note, Expiring June 2017 (Underlying Face Amount at Market Value - $42,208,360)	195	(106,565)
		$(208,627)

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments (audited)

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016

Investment Income
Interest	$17,763	$10,839	$17,763	$10,839

Expenses
Sponsor fee	$4,622	$16,085	$4,622	$16,085
CTA fee	17,060	22,205	17,060	22,205
Audit fees	20,857	19,875	20,857	19,875
Tax preparation fees	6,164	22,883	6,164	22,883
Admin/accounting/custodian/transfer agent fees	13,512	12,382	13,512	12,382
Legal fees	8,631	7,450	8,631	7,450
Printing and postage expenses	5,548	6,005	5,548	6,005
Chief Compliance Officer fees	1,541	6,216	1,541	6,216
Principal Financial Officer fees	1,541	6,216	1,541	6,216
Regulatory reporting fees	1,541	6,745	1,541	6,745
Brokerage commissions	7,718	8,648	7,718	8,648
Distribution fees	3,699	3,729	3,699	3,729
Insurance expense	3,699	3,729	3,699	3,729
Listing & calculation agent fees	2,860	2,884	2,860	2,884
Other expenses	3,736	3,298	3,736	3,298
Wholesale support fees	3,412	4,866	3,412	4,866
Interest expense	-	35	-	35
Total Expenses	106,141	153,251	106,141	153,251
Less: Waiver of CTA fee	(17,060)	(22,205)	(17,060)	(22,205)
Less: Expenses absorbed by Sponsor	(30,181)	(49,362)	(30,181)	(49,362)
Net Expenses	58,900	81,684	58,900	81,684
Net Investment Loss	$(41,137)	$(70,845)	$(41,137)	$(70,845)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Futures and options contracts	$147,281	$(719,469)	$147,281	$(719,469)

Net Change in Unrealized Gain (Loss) on
Futures and options contracts	(357,457)	(250,645)	(357,457)	(250,645)
Net realized and unrealized loss	(210,176)	(970,114)	(210,176)	(970,114)
Net loss	$(251,313)	$(1,040,959)	$(251,313)	$(1,040,959)

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Nine Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Investment Income
Interest	$30,106	$12,115	$30,106	$12,115

Expenses
Sponsor fee	$42,430	$44,363	$42,430	$44,363
CTA fee	46,460	36,620	46,460	36,620
Audit fees	62,026	59,986	62,026	59,986
Tax preparation fees	56,574	60,587	56,574	60,587
Admin/accounting/custodian/transfer agent fees	41,136	37,418	41,136	37,418
Legal fees	26,277	22,478	26,277	22,478
Printing and postage expenses	16,890	17,945	16,890	17,945
Chief Compliance Officer fees	14,143	15,642	14,143	15,642
Principal Financial Officer fees	14,143	15,642	14,143	15,642
Regulatory reporting fees	14,143	16,171	14,143	16,171
Brokerage commissions	19,688	18,571	19,688	18,571
Distribution fees	11,465	11,269	11,465	11,269
Insurance expense	11,259	11,269	11,259	11,269
Listing & calculation agent fees	8,706	8,718	8,706	8,718
Other expenses	11,374	10,897	11,374	10,897
Wholesale support fees	9,287	8,985	9,287	8,985
Interest expense	-	35	-	35
Total Expenses	406,001	396,596	406,001	396,596
Less: Waiver of CTA fee	(46,460)	(36,620)	(46,460)	(36,620)
Less: Expenses absorbed by Sponsor	(200,471)	(206,591)	(200,471)	(206,591)
Net Expenses	159,070	153,385	159,070	153,385
Net Investment Loss	$(128,964)	$(141,270)	$(128,964)	$(141,270)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Futures and options contracts	$521,605	$(726,684)	$521,605	$(726,684)

Net Change in Unrealized Gain (Loss) on
Futures and options contracts	(3,057)	(127,903)	(3,057)	(127,903)
Net realized and unrealized gain (loss)	518,548	(854,587)	518,548	(854,587)
Net income (loss)	$389,584	$(995,857)	$389,584	$(995,857)

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Shareholders' Capital

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016

Shareholders' Capital at Beginning of Period	$10,655,701	$18,159,504	$10,655,701	$18,159,504

Increase (decrease) in Shareholders' Capital from share transactions
Addition of 350,000, 100,000, 350,000, and 100,000 shares, respectively	8,288,095	2,384,370	8,288,095	2,384,370
Redemption of shares	-	-	-	-
Net Increase in Shareholders' Capital from share transactions	8,288,095	2,384,370	8,288,095	2,384,370

Increase (decrease) in Shareholders’ Capital from operations
Net investment loss	(41,137)	(70,845)	(41,137)	(70,845)
Net realized gain (loss)	147,281	(719,469)	147,281	(719,469)
Change in net unrealized gain (loss)	(357,457)	(250,645)	(357,457)	(250,645)

Net Increase (decrease) in Shareholders' Capital from operations	(251,313)	(1,040,959)	(251,313)	(1,040,959)

Shareholders' Capital at End of Period	$18,692,483	$19,502,915	$18,692,483	$19,502,915

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Shareholders' Capital

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Nine Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Shareholders' Capital at Beginning of Period	$16,745,969	$6,061,502	$16,745,969	$6,061,502

Increase (decrease) in Shareholders' Capital from share transactions
Addition of 400,000, 600,000, 400,000, and 600,000 shares, respectively	9,465,000	14,437,270	9,465,000	14,437,270
Redemption of 350,000, -0-, 350,000 and -0- shares, respectively	(7,908,070)	-	(7,908,070)	-
Net Increase in Shareholders' Capital from share transactions	1,556,930	14,437,270	1,556,930	14,437,270

Increase (decrease) in Shareholders’ Capital from operations
Net investment loss	(128,964)	(141,270)	(128,964)	(141,270)
Net realized gain (loss)	521,605	(726,684)	521,605	(726,684)
Change in net unrealized gain (loss)	(3,057)	(127,903)	(3,057)	(127,903)

Net Increase (decrease) in Shareholders' Capital from operations	389,584	(995,857)	389,584	(995,857)

Shareholders' Capital at End of Period	$18,692,483	$19,502,915	$18,692,483	$19,502,915

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Nine Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Cash flows provided by (used in) operating activities
Net income (loss)	$389,584	$(995,857)	$389,584	$(995,857)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(521,605)	726,684	(521,605)	726,684
Net change in net unrealized gain on investments	3,057	127,903	3,057	127,903
Sale (purchase) of investments, net	(1,369,420)	(14,114,582)	(1,369,420)	(14,114,582)
Increase in interest receivable	(86)	(286)	(86)	(286)
Decrease (increase) in segregated cash held by broker	15,656	(320,438)	15,656	(320,438)
(Decrease) increase in options written, at fair value	(65,031)	163,047	(65,031)	163,047
Increase in receivable on open futures contracts	-	(38,845)	-	(38,845)
Decrease in payable on open futures contracts	(9,233)	(2,579)	(9,233)	(2,579)
Increase in due to Sponsor	148	17,683	148	17,683
Net cash provided by (used in) operating activities	(1,556,930)	(14,437,270)	(1,556,930)	(14,437,270)
Cash flows from financing activities
Proceeds from sale of shares	9,465,000	14,437,270	9,465,000	14,437,270
Paid on redemption of shares	(7,908,070)	-	(7,908,070)	-
Net cash provided by (used in) financing activities	1,556,930	14,437,270	1,556,930	14,437,270
Net increase (decrease) in cash	-	-	-	-
Cash, beginning of period	-	-	-	-
Cash, end of period	$-	$-	$-	$-

See accompanying notes to unaudited financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

March 31, 2017 (unaudited)

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

March 31, 2017 (unaudited) (continued)

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

March 31, 2017 (unaudited) (continued)

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three months ended March 31, 2017 was at 4:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended March 31, 2017.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

March 31, 2017 (unaudited) (continued)

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at March 31, 2017.

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

March 31, 2017 (unaudited) (continued)

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

The following tables summarize the valuation of investments at March 31, 2017 and at June 30, 2016 using the fair value hierarchy:

	March 31, 2017 (unaudited)
	Short-Term Investments and Purchased Options		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$18,443,844	a	$(48,125	)b	$(208,627	)c	$18,187,092

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

Transfers between levels are recognized at the end of the reporting period. During the nine months ended March 31, 2017 and the year ended June 30, 2016, the Fund recognized no transfers from Level 1, Level 2 or Level 3.

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

March 31, 2017 (unaudited) (continued)

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

All open derivative positions at March 31, 2017 and June 30, 2016 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

March 31, 2017 (unaudited) (continued)

Fair Value of Derivative Instruments, as of March 31, 2017

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Financial Condition	Unrealized Gain	Statements of Financial Condition	Unrealized Loss
Interest Rate Risk	-	-	Payable on open futures contracts	(208,627	)*
Interest Rate Risk	-	$-	Written options, at fair value	$(31,250	)**

*	Represents cumulative depreciation of futures contracts as reported in the Statements of Financial Condition.
**	Represents cumulative depreciation of options contracts as reported in the Statements of Financial Condition.

Fair Value of Derivative Instruments, as of June 30, 2016

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Financial Condition	Unrealized Gain	Statements of Financial Condition	Unrealized Loss
Interest Rate Risk	-	-	Payable on open futures contracts	$(217,860	)*
Interest Rate Risk	-	-	Written options, at fair value	$(27,734	)**

*	Represents cumulative depreciation of futures contracts as reported in the Statements of Financial Condition.

**	Represents cumulative depreciation of options contracts as reported in the Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended March 31, 2017

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$147,281	$(357,457)

The futures and options contracts open at March 31, 2017 are indicative of the activity for the three months ended March 31, 2017.

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended March 31, 2016

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(719,469)	$(250,645)

The futures and options contracts open at March 31, 2016 are indicative of the activity for the three months ended March 31, 2016.

The Effect of Derivative Instruments on the Statements of Operations

For the Nine Months Ended March 31, 2017

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$521,605	$(3,057)

The futures and options contracts open at March 31, 2017 are indicative of the activity for the nine months ended March 31, 2017.

The Effect of Derivative Instruments on the Statements of Operations

For the Nine Months Ended March 31, 2016

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(726,684)	$(127,903)

The futures and options contracts open at March 31, 2016 are indicative of the activity for the nine months ended March 31, 2016.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

March 31, 2017 (unaudited) (continued)

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

The waiver of the CTA fees, pursuant to the undertaking, amounted to $17,060 and $22,205 for the three months ended March 31, 2017 and March 31, 2016, respectively, and $46,460 and $36,620 for the nine months ended March 31, 2017 and March 31, 2016, respectively, as disclosed in the Statements of Operations. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund in excess of the Expense Cap which aggregated $30,181 and $49,362 for the three months ended March 31, 2017 and March 31, 2016, respectively, and $200,471 and $206,591 for the nine months ended March 31, 2017 and March 31, 2016, respectively, as disclosed in the Statements of Operations.

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

Effective February 19, 2016, the Fund has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. For the first year of services, the Fund paid U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. The Fund paid U.S. Bank $13,512 and $12,382 for the three months ended March 31, 2017 and March 31, 2016, respectively, and $41,136 and $37,418 for the nine months ended March 31, 2017 and March 31, 2016, respectively, as disclosed in the Statements of Operations.

(c) The Distributor

Alps Distributors, Inc. (“ALPS”) provided statutory and wholesaling distribution services to the Fund through March 31, 2017. The Fund paid ALPS an annual fee for such distribution services, equal to 0.02% of Fund average daily net assets, with a minimum of $15,000 payable annually. Pursuant to the Distribution Services Agreement between the Sponsor, the Fund and ALPS, the former distributor assisted the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. ALPS also assisted with the processing of creation and redemption orders.

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

The Fund incurred $3,699 and $3,729 in distribution and related administrative services for the three months ended March 31, 2017 and March 31, 2016, respectively, and $11,465 and $11,269 for the nine months ended March 31, 2017 and March 31, 2016, respectively, as disclosed in the Statements of Operations.

Effective April 1, 2017, the Sponsor entered into a Marketing Agent Agreement (the “Marketing Agent Agreement”) on behalf of the Trust and the Fund with ETFMG Financial LLC. (“ETFMG”), pursuant to which ETFMG will provide certain marketing services to the Fund. The Fund pays an annual fee for such distribution services and related administrative services equal to 0.02% of the Fund’s average daily net assets, with a minimum of $15,000 payable annually. Pursuant to the Marketing Agent Agreement between the Sponsor, the Fund and ETFMG, ETFMG assists the Sponsor and US Bank Fund Services, Inc. with certain functions and duties relating to distribution and marketing, including reviewing and approving marketing materials.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.204% of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. The Fund incurred $7,718 and 8,648 in brokerage commissions and fees for the three months ended March 31, 2017 and March 31, 2016, respectively, and $19,688 and $18,571 for the nine months ended March 31, 2017 and March 31, 2016, respectively, as disclosed in the Statements of Operations.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

March 31, 2017 (unaudited) (continued)

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. The Fund incurred $1,233 and $1,243, in trustee fees for the three months ended March 31, 2017 and March 31, 2016, respectively, and $3,753 and $3,755 for the nine months ended March 31, 2017 and March 31, 2016, respectively, which is included in Other Expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the Fund’s Expense Cap limitation pays all of the routine offering, operational, administrative and other ordinary expenses of the Fund in excess of 1.50% (excluding brokerage commissions and interest expense) of the Fund’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The Fund incurred $106,141 and $153,251, respectively, for the three months ended March 31, 2017 and March 31, 2016, and $406,001 and $396,596 for the nine months ended March 31, 2017 and March 31, 2016, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver by Sit and the assumption of Fund expenses above the Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $17,060 and $30,181, respectively, for the three months ended March 31, 2017, $22,205 and $49,362, respectively, for the three months ended March 31, 2016, $46,460 and $200,471, respectively, for the nine months ended March 31, 2017, and $36,620 and $206,591, respectively, for the nine months ended March 31, 2016.

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

For the three and nine months ended March 31, 2017 and 2016, the Fund did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended March 31, 2017 and 2016, respectively, the Fund did not incur such expenses.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

March 31, 2017 (unaudited) (continued)

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

(b) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2017
	Shares	Paid in Capital
Shares Sold	350,000	$8,288,095
Shares Redeemed	-	-
Net Increase (Decrease)	350,000	$8,288,095

Summary of Share Transactions for the Three Months Ended March 31, 2016
	Shares	Paid in Capital
Shares Sold	100,000	$2,384,370
Shares Redeemed	-	-
Net Increase (Decrease)	100,000	$2,384,370

Summary of Share Transactions for the Nine Months Ended March 31, 2017
	Shares	Paid in Capital
Shares Sold	400,000	$9,465,000
Shares Redeemed	(350,000)	(7,908,070)
Net Increase (Decrease)	50,000	$1,556,930

Summary of Share Transactions for the Nine Months Ended March 31, 2016
	Shares	Paid in Capital
Shares Sold	600,000	$14,437,270
Shares Redeemed	-	-
Net Increase (Decrease)	600,000	$14,437,270

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

March 31, 2017 (unaudited) (continued)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2017, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

March 31, 2017 (unaudited) (continued)

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the Three Months Ended March 31, 2017 and March 31, 2016, respectively, and the Nine Months Ended March 31, 2017 and March 31, 2016, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
Net Asset Value
Net asset value per Share, beginning of period	$23.68	$24.21	$22.33	$24.24
Net investment income (loss)	(0.07)	(0.08)	(0.24)	(0.28)
Net realized and unrealized gain (loss)	(0.25)	(1.19)	1.27	(1.02)
Net Income (Loss)	(0.32)	(1.27)	1.03	(1.30)
Net Asset Value per Share, end of period	$23.36	$22.94	$23.36	$22.94
Market Value per Share, end of period	$23.41	$23.03	$23.41	$23.03
Ratios to Average Net Assets*
Expense Ratio***	1.73%	1.68%	1.71%	1.71%
Expense Ratio*** before Waiver/Assumption	3.11%	3.15%	4.37%	4.41%
Net Investment Income (Loss)	(1.21)%	(1.46)%	(1.39)%	(1.57)%
Total Return, at Net Asset Value**	(1.33)%	(5.25)%	4.63%	(5.36)%
Total Return, at Market Value**	(1.51)%	(4.95)%	4.79%	(5.73)%

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

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of March 31, 2017 include:

Name	Ticker	Market Value USD
US 10YR FUT OPTN MAY17P	TYK7P12350	$9,140
UNITED STATES TREAS BILLS	912796LE7	18,273,447
US 5YR NOTE JUN17	FVM7	(16,010,813)
US 2 YR NOTE JUN17	TUM7	(42,208,360)
US 5YR FUTR OPTN MAY17C	FVK7C11775	(48,125)

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

The per Share market value of RISE and its NAV tracked closely for the three months ended March 31, 2017.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEXLEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended March 31, 2017. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the nine months ended March 31, 2017.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the nine months ended March 31, 2017. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended March 31, 2016. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the nine months ended March 31, 2016. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses .

FOR THE THREE MONTHS ENDED MARCH 31, 2017

Fund Share Price Performance

During the three months ended March 31, 2017, the NYSE Arca market value of each Share decreased (-1.51%) from $23.77 per Share, representing the closing trade on December 31, 2016, to $23.41 per Share, representing the closing price on March 31, 2017. The Share price high and low for the three months ended March 31, 2017 and related change from the closing Share price on December 31, 2016 was as follows: Shares traded from a high of $23.97 per Share (+0.84%) on March 13, 2017 to a low of $23.33 per Share (-1.85%) on March 27, 2017.

Fund Share Net Asset Performance

For the three months ended March 31, 2017, the net asset value of each Share decreased (-1.35%) from $23.68 per Share, representing the closing net asset value per Share on December 31, 2016, to $23.36 per Share. Unrealized losses in the futures and options contracts and Fund expenses more than offset net realized gains on futures and options contracts which resulted in the overall decrease in the NAV per Share during the three months ended March 31, 2017.

Net loss for the three months ended March 31, 2017, was $251,313, resulting from net realized gains on futures and options contracts of $147,281, net unrealized losses on futures and options contracts of $357,457, and the net investment loss of $41,137.

FOR THE THREE MONTHS ENDED MARCH 31, 2016

Fund Share Price Performance

During the three months ended March 31, 2016, the NYSE Arca market value of each Share decreased (-4.95%) from $24.23 per Share, representing the closing trade on December 31, 2015, to $23.03 per Share, representing the closing price on March 31, 2015. The Share price high and low for the three months ended March 31, 2016 and related change from the closing Share price on December 31, 2015 was as follows: Shares traded from a high of $24.25 per Share (+0.08%) on January 7, 2016 to a low of $20.67 per Share (-14.69%) on February 18, 2016.

Fund Share Net Asset Value Performance

For the three months ended March 31, 2016, the net asset value of each Share decreased (-5.25%) from $24.21 per Share, representing the closing net asset value per Share on December 31, 2015, to $22.94 per Share. Losses in the futures and options contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the three months ended March 31, 2016.

Net loss for the three months ended March 31, 2016, was $1,040,959 resulting from net realized losses on futures and options contracts of $719,469, net unrealized losses on futures and options contracts of $250,645, and the net investment loss of $70,845.

FOR THE NINE MONTHS ENDED MARCH 31, 2017

Fund Share Price Performance

During the nine months ended March 31, 2017, the NYSE Arca market value of each Share increased (+4.79%) from $22.34 per Share, representing the closing trade on June 30, 2016, to $23.41 per Share, representing the closing price on March 31, 2017. The Share price high and low for the nine months ended March 31, 2017 and related change from the closing Share price on June 30, 2016 was as follows: Shares traded from a high of $24.09 per Share (+7.83%) on December 15, 2016 and December 16, 2016 to a low of $22.17 per Share (-0.76%) on July 5, 2016.

Fund Share Net Asset Performance

For the nine months ended March 31, 2017, the net asset value of each Share increased (+4.61%) from $22.33 per Share, representing the closing net asset value per Share on June 30, 2016, to $23.36 per Share. Net gains in the futures and options contracts more than offset Fund expenses which resulted in the overall increase in the NAV per Share during the nine months ended March 31, 2017.

Net income for the nine months ended March 31, 2017, was $389,584, resulting from net realized gains on futures and options contracts of $521,605, net unrealized losses on futures and options contracts of $3,057, and the net investment loss of $128,964.

FOR THE NINE MONTHS ENDED MARCH 31, 2016

Fund Share Price Performance

During the nine months ended March 31, 2016, the NYSE Arca market value of each Share decreased (-5.73%) from $24.43 per Share, representing the closing price on June 30, 2015, to $23.03 per Share, representing the closing price on March 31, 2016. The Share price high and low for the nine months ended March 31, 2016 and related change from the closing Share price on June 30, 2015 was as follows: Shares traded from a high of $24.61 per Share (+0.74%) on December 2, 2015 to a low of $20.67 per Share (-15.39%) on February 18, 2016.

Fund Share Net Asset Value Performance

For the nine months ended March 31, 2016, the net asset value of each Share decreased (-5.36%) from $24.24 per Share, representing the closing net asset value per Share on June 30, 2015, to $22.94 per Share. Losses in the futures and options contracts and Fund expenses resulted in the overall increase in the NAV per Share during the nine months ended March 31, 2016.

Net loss for the nine months ended March 31, 2016, was $995,857 resulting from net unrealized losses on futures and options contracts of $726,684, net unrealized losses on futures and options contracts of $127,903, and the net investment loss of $141,270.

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

Management believes that as of March 31, 2017, it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

Off Balance Sheet Financing

As of March 31, 2017, neither the Trust nor the Fund has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. On March 31, 2017, 800,040 shares of the Fund were outstanding for a market capitalization of $18,728,936.

(c)	Not applicable

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

Date: May 12, 2017

-40-