Form 10-K
period 2017-06-30
ETF Managers Group Commodity Trust I
filed 2017-09-28
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2017.

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

☐ Yes    ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2017 was: $3,259,632.

The registrant had 900,040 outstanding shares as of September 1, 2017.

ETF Managers Group Commodity Trust I

Part I

Item 1.	Business.

The Trust and the Fund

The Sit Rising Rate ETF (the “Fund”), a series of the ETF Managers Group Commodity Trust I (the “Trust”), is an exchange traded fund that issues shares that trade on the NYSE Arca stock exchange (“NYSE Arca”). The Fund commenced investment operations on February 19, 2015. The Trust was established on July 23, 2014 and is organized as a series trust pursuant to the Delaware Statutory Trust Act. The Fund is currently the sole series of the Trust. ETF Managers Capital LLC (the “Sponsor”), has filed a registration statement for another exchange traded fund, Breakwave Dry Bulk Shipping ETF (“BDRY”), which is a series of the Trust. The investment objective of BDRY will be to provide investors with exposure to the daily change in the price of dry bulk freight futures by tracking the performance of a portfolio consisting of exchange cleared futures contracts on the cost of shipping dry bulk freight. Additional series may be designated in the future.

The principal office of the Trust and Fund is located at 30 Maple Street, Suite 2, Summit, NJ 07901. The telephone number is (844) 383-6477.

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

Significant Shareholders

Prior to the Fund’s commencing operations, Sit made an initial investment of $5,000,000 in exchange for 200,000 shares of the Fund. As of June 30, 2017, Sit was the Fund’s primary shareholder. The shares purchased by Sit are redeemable by Sit on the same terms and conditions as those applicable to firms authorized to purchase and redeem Fund shares. If Sit were to redeem its shares before the Fund sells sufficient additional shares, such sale could have a material adverse affect on the Fund and its shareholders, including its ability to achieve its investment objective.

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

The Benchmark Portfolio

The Benchmark Portfolio is maintained by Sit and will be rebalanced, reconstituted, or both, monthly (typically on the 15th of each month or on the next business day if the 15th is a holiday, weekend, or other day on which the national exchanges are closed) to maintain a negative 10 year average effective duration. The Benchmark Portfolio and the Fund will each maintain a short position in Treasury Instruments. The Fund does not use futures contracts or options to obtain leveraged investment results. The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of June 30, 2017 include:

Name	Ticker	Market Value (USD)
United States Treasury Bills	912796LU1	$19,957,000
U.S. 5YR FUTR OPTN AUG 17 C	FVQ7C118.75 COMDTY	(3,477)
U.S. 5YR NOTE (CBT) SEP 17	FVU7 COMDTY	(18,500,242)
U.S. 2YR NOTE (CBT) SEP 17	TUU7 COMDTY	(45,815,188)
U.S. 10YR FUT OPTN AUG 17 P	TYQ7P127 COMDTY	72,703

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

Upon entering into a futures contract, the Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected. The initial margin is segregated as cash held by broker, as disclosed in the Statements of Assets and Liabilities, and is restricted as to its use. Pursuant to the futures contract, the Fund agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by the Fund as unrealized gains or losses. The Fund will realize a gain or loss upon closing a futures transaction.

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

Distributor

Effective April 1, 2017, ETFMG Financial LLC, a wholly-owned subsidiary of the Sponsor, (the “Distributor”) provides statutory and wholesaling distribution services to the Fund. The Fund pays an annual fee for such distribution services and related administrative services equal to the greater of $15,000 or 0.015% of the Fund’s average daily net assets, payable monthly. This fee has two components, with a portion of the fee paid to the Distributor for the statutory distribution services and a portion paid to the Sponsor for the related administrative services. Pursuant to the Marketing Agent Agreement between the Sponsor, the Fund and the Distributor, the Distributor assists the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders.

ALPS Distributors, Inc. (“ALPS”) provided statutory and wholesaling distribution services to the Fund from December 1, 2015 through March 31, 2017. The Fund paid an annual fee for such distribution services and related administrative services equal to $15,000 plus 0.02% of the Fund’s average daily net assets, payable monthly. This fee had two components, with a portion of the fee paid to ALPS for the statutory distribution services and a portion paid to the Sponsor for the related administrative services. Pursuant to the Marketing Agent Agreement between the Sponsor, the Fund and ALPS, the former distributor assisted the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. ALPS also assisted with the processing of creation and redemption orders.

Esposito Securities LLC (“Esposito”) provided statutory and wholesaling distribution services to the Fund from its inception through November 30, 2015. The Fund paid Esposito an annual fee for such distribution services, equal to 0.02% of the Fund’s average daily net assets, with an annual minimum of $15,000 payable monthly. Pursuant to the Distribution Services Agreement between the Sponsor, the Fund and Esposito, the former distributor assisted the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. Esposito also assisted with the processing of creation and redemption orders.

In no event will the aggregate compensation paid to the Distributor and any affiliate of the Sponsor for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering. The Distributor’s principal business address is 30 Maple Street, Suite 2, Summit, New Jersey, 07901.

Trustee

Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the sole trustee of the Trust. The Trustee has only nominal duties and liabilities to the Trust. Under the Trust Agreement, the Trustee has the right to be indemnified for any liability or expense it incurs without its gross negligence, willful misconduct, or a breach of the Trust Agreement.

Futures Commission Merchant

SG Americas Securities, LLC (“SGAS”) serves as the Fund’s clearing broker to execute and clear the Fund’s futures and options transactions and provide other brokerage-related services. SGAS is a futures commission merchant and broker dealer registered with the CFTC and the U.S. Securities and Exchange Commission (“SEC”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). SGAS is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. The Fund has estimated that it will pay 0.204% of the Fund’s NAV in brokerage fees for execution and clearing services on behalf of the Fund.

SGAS is headquartered at 245 Park Avenue, New York, NY 10167 with a branch office in Chicago and, as securities only branches, in Houston, Boston and Dallas.

On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG, with the latter as the surviving entity.

In January 2012, Newedge USA settled, without admitting or denying the allegations, a disciplinary action brought by the CFTC alleging that Newedge USA failed to file accurate and timely reports with the CFTC and failed to report certain large trader information to the CFTC. Newedge USA paid a $700,000 civil penalty to settle this matter. In addition, the CFTC Order required Newedge USA to timely submit accurate position reports and notices, and to implement and maintain procedures to prevent and detect reporting violations of the Commodity Exchange Act and CFTC regulations.

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

In February 2015, SGAS, as successor to Newedge USA, settled, without admitting or denying the allegations, a matter brought by CME Group alleging that on multiple occasions between 2010 and 2012, Newedge USA employees executed certain customers’ orders as EFRPs, instead of on CME Group’s GLOBEX platform. The settlement also included allegations that the subject EFRPs were non bona fide and/or inadequately documented. In connection with this matter, SGAS paid a fine of $1,100,000 to Comex and $650,000 to NYMEX.

In October 2015, SGAS, as successor to Newedge USA, settled, without admitting or denying the allegations, a matter brought by ICE Futures U.S. that was based on alleged failures by Newedge USA to report an open interest in three energy futures contracts in accordance with the rules of the exchange over a period of approximately twenty-two business days in May and June 2014. In connection with the settlement of this matter, Newedge USA paid a $100,000 fine.

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

In June 2016, SGAS, as successor to Newedge USA, settled, without admitting or denying the allegations, a matter brought by the Chicago Board of Trade alleging that on six days between November 2013 and January 2014, three traders for Newedge (one employed by Newedge and two by its Canadian affiliate) entered into separate transactions with third parties prior to consummating the block trade with the counterparty in violation of CBOT Rules 432.W. and 526. The settlement included a fine in the amount of $100,000 and a disgorgement of profits in the amount of $19,502.50.

In September 2016, SGAS, as successor to Newedge USA, settled, without admitting or denying the allegations, a matter brought by the CFTC alleging Newedge USA violated Section 4C(A) of the Commodity Exchange Act and Regulations 1.38 and 166.3 by executing and confirming numerous exchange for physical transactions in agricultural and soft commodities for and on behalf of its clients that were for the same contract, quantity and same or similar price with the buyer and seller for each transaction under the same common control and ownership. The settlement includes a $750,000 civil penalty and an undertaking to implement policies, procedures and training programs reasonably designed to prevent the execution, clearing and reporting to an exchange of non-bona fide exchange of futures for physical transactions.

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

Fees of the Fund

Management and CTA Fees

The Fund pays the Sponsor a management fee (the “Sponsor Fee”), monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of the Fund’s average daily net assets or $18,750 effective January 1, 2017. The Sponsor Fee is paid in consideration of the Sponsor’s advisory services to the Fund. The Fund also pays Sit a license and service fee (the “CTA Fee”) monthly in arrears, for the use of the Benchmark Portfolio in an amount equal to 0.50% effective January 27, 2016 (0.35% prior to January 27, 2016) per annum of the value of the Fund’s average daily net assets. Prior to January 1, 2017, the Sponsor fee was calculated as the greater of 0.15% per annum of the value of the Fund’s average daily net assets or $75,000 effective February 20, 2016 ($56,250 prior to February 20, 2016).

As of February 19, 2015, Sit has agreed to waive its CTA Fee and the Sponsor has voluntarily agreed to assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the CTA Fee are contractual on the part of the Sponsor and Sit, respectively, through June 30, 2018. If after that date, the Sponsor and/or Sit no longer assumed expenses or waived the CTA Fee, respectively, the Fund could be adversely impacted, including its ability to achieve its investment objective.

The waiver of the CTA Fee, pursuant to the undertaking, amounted to $71,035 and $58,846 for the years ended June 30, 2017 and 2016, respectively. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $542,088 and $546,307, of which $230,689 and $258,585 was absorbed by the Sponsor, for the years ended June 30, 2017 and 2016, respectively.

Administrator, Custodian, Fund Accountant, and Transfer Agent

Effective February 19, 2016, the Fund has agreed to pay U.S. Bank or U.S. Bancorp Fund Services, as the case may be, 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with a minimum of $4,800, for custody services. For the first year of services, the Fund had agreed to pay U.S. Bank or U.S. Bancorp Fund Services, as the case may be, 0.05% of assets under management (“AUM”), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with a minimum of $4,800, for custody services.

Distributor

Effective April 1, 2017, the Fund pays ETFMG Financial LLC, (“Distributor”), a wholly-owned subsidiary of the Sponsor an annual fee for statutory and wholesaling distribution services and related administrative services equal to the greater of $15,000 or 0.015% of the Fund’s average daily net assets, payable monthly. This fee has two components, with a portion of the fee paid to the Distributor for the statutory distribution services and a portion paid to the Sponsor for the related administrative services. Pursuant to the Marketing Agent Agreement between the Sponsor, the Fund and the Distributor, the Distributor assists the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders.

ALPS Distributors, Inc. (“ALPS”) provided statutory and wholesaling distribution services to the Fund from December 1, 2015 through March 31, 2017. The Fund paid an annual fee for such distribution services and related administrative services equal to $15,000 plus 0.02% of the Fund’s average daily net assets, payable monthly. This fee had two components, with a portion of the fee paid to ALPS for the statutory distribution services and a portion paid to the Sponsor for the related administrative services. Pursuant to the Marketing Agent Agreement between the Sponsor, the Fund and ALPS, the former distributor assisted the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. ALPS also assisted with the processing of creation and redemption orders.

Esposito Securities LLC (“Esposito”) provided statutory and wholesaling distribution services to the Fund from its inception through November 30, 2015. The Fund paid Esposito an annual fee for such distribution services, equal to 0.02% of Fund average daily net assets, with an annual minimum of $15,000, payable monthly. Pursuant to the Distribution Services Agreement between the Sponsor, the Fund and Esposito, the former distributor assisted the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. Esposito also assisted with the processing of creation and redemption orders.

For the years ended June 30, 2017 and 2016, the Fund incurred $17,605 and $17,117, respectively, in distribution fees and services which is included in the Statements of Operations.

Futures Commission Merchant

The Fund pays respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees to exceed 0.204% of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Instruments or similar high credit quality short-term fixed-income or similar securities are not included in the forgoing analysis. For the years ended June 30, 2017 and 2016, the Fund incurred $27,257 and $27,382, respectively, in Brokerage Commissions and fees as disclosed in the Statements of Operations.

Other Fees

The Fund will be responsible for its Other Expenses, including professional services (e.g., outside auditor’s fees and legal fees and expenses), shareholder Form K-1’s, tax return preparation, regulatory compliance, and other services provided by affiliated and non-affiliated service providers. The amount of such Other Expenses is estimated to be .85% annually through June 30, 2018 due to the Expense Cap. After such date, the Expense Cap may be terminated and the Fund’s Other Expenses could be higher, perhaps significantly higher.

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

The regulation of commodity interest transactions in the United States is an evolving area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Fund, or the ability of the Fund to continue to implement its investment strategy. The effect of any future regulatory change on the Fund is impossible to predict but could be substantial and adverse.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed or final versions of all of the rules it is required to promulgate under the Dodd-Frank Act, and it continues to issue proposed versions of additional rules that it has authority to promulgate. The provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options; new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the over-the-counter market.

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

Management believes that as of June 30, 2017 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

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

The following tables set forth, for the calendar quarters indicated, the range of reported high and low sales prices per Share, as reported on the NYSE Arca:

Fiscal year 2017	High	Low
First quarter ended September 30, 2016	$22.79	$22.17
Second quarter ended December 31, 2016	$24.09	$22.60
Third quarter ended March 31, 2017	$23.97	$23.33
Fourth quarter ended June 30, 2017	$23.42	$22.80

Fiscal year 2016	High	Low
First quarter ended September 30, 2015	$24.43	$23.50
Second quarter ended December 31, 2015	$24.61	$23.37
Third quarter ended March 31, 2016	$24.25	$20.67
Fourth quarter ended June 30, 2016	$23.28	$22.28

As of June 30, 2017 the Fund had approximately 115 holders of its shares.

Dividends

The Fund has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

The Fund does not purchase shares directly from its shareholders. Authorized Participants did not redeem any Shares during the period from April 1, 2017 through June 30, 2017. Authorized Participant redemption activity during the period from April 1, 2016 through June 30, 2016 was as follows:

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

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share RISE NAV to RISE Market Value for the Three Months Ended June 30, 2017 and 2016” and “Comparison of Per Share RISE NAV to RISE Market Value for the Year Ended June 30, 2017 and 2016 and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of RISE NAV to Benchmark Index for the Three Months Ended June 30, 2017 and 2016” and “Comparison of RISE NAV to Benchmark Index for the Year Ended June 30, 2017 and 2016”).

The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. The performance of the Fund involves friction, in that fees and expenses impose a drag on performance.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the three months ended June 30, 2017.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the year ended June 30, 2017.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended June 30, 2017. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the year ended June 30, 2017. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended June 30, 2016. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the year ended June 30, 2016. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

FOR THE YEAR ENDED JUNE 30, 2017

Fund Share Price Performance

During the year ended June 30, 2017, the NYSE Arca market value of each share increased (+3.04%) from $22.34 per share, representing the closing price on June 30, 2016, to $23.02 per share, representing the closing price on June 30, 2017. The share price high and low for the year ended June 30, 2017 and related change from the closing share price on June 30, 2016 was as follows: shares traded from a high of $24.09 per share (+7.83%) on December 15, 2016 and December 16, 2016 to a low of $22.17 per share (-0.76%) on July 5, 2016.

Fund Share Net Asset Value Performance

For the year ended June 30, 2017, the net asset value of each share increased (+3.67%) from $22.33 per share to $23.15 per share. Gains in the futures and options contracts more than offset Fund expenses resulting in the overall increase in the NAV per share during the year ended June 30, 2017.

Net income for the year ended June 30, 2017, was $234,090, resulting from net realized gains on futures and options contracts of $52,681, net unrealized gains on futures and options contracts of $353,864, reduced by the net investment loss of $172,455.

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

Fund Share Net Asset Value Performance

For the year ended June 30, 2016, the net asset value of each share decreased (-7.88%) from $24.24 per share to $22.23 per share. Losses in the futures and options contracts and Fund expenses resulted in the overall decrease in the NAV per share during the year ended June 30, 2016.

Net loss for the year ended June 30, 2016, was $1,428,833, resulting from net realized losses on futures and options contracts of $942,375, net unrealized losses on futures and options contracts of $278,195, and the net investment loss of $208,263.

FOR THE THREE MONTHS ENDED JUNE 30, 2017

Fund Share Price Performance

During the three months ended June 30, 2017, the NYSE Arca market value of each Share decreased (-1.69%) from $23.41 per Share, representing the closing price on March 31, 2017, to $23.02 per Share, representing the closing price on June 30, 2017. The Share price high and low for the three months ended June 30, 2017 and related change from the closing Share price on March 31, 2017 was as follows: Shares traded from a high of $23.42 per Share (+0.04%) on April 7, 2017 to a low of $22.80 per Share (-2.61%) on May 4, 2017.

Fund Share Net Asset Performance

For the three months ended June 30, 2017, the net asset value of each Share decreased (-0.90%) from $23.36 per Share to $23.15 per Share. For the three months ended June 30, 2017, losses in the futures and options contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the period.

Net loss for the three months ended June 30, 2017, was $432,976, resulting from net realized losses on futures and options contracts of $215,691, net unrealized losses on futures and options contracts of $150,292, and the net operating loss of $66,993.

FOR THE THREE MONTHS ENDED JUNE 30, 2016

Fund Share Price Performance

During the three months ended June 30, 2016, the NYSE Arca market value of each Share decreased (-3.09%) from $23.03 per Share, representing the closing price on March 31, 2016, to $22.34 per Share, representing the closing price on June 30, 2016. The Share price high and low for the three months ended June 30, 2016 and related change from the closing Share price on March 31, 2016 was as follows: Shares traded from a high of $23.28 per Share (+1.09%) on March 27, 2016 and March 24, 2016 to a low of $22.28 per Share (-3.26%) on June 28, 2016.

Fund Share Net Asset Performance

For the three months ended June 30, 2016, the net asset value of each Share decreased (-3.10%) from $22.94 per Share to $22.23 per Share. For the three months ended June 30, 2016, losses in the futures and options contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the period.

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

Off Balance Sheet Financing

As of June 30, 2017 and June 30, 2016, neither the Trust nor the Fund has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of the Fund.

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

The Fund is also responsible for all ongoing fees, costs and expenses of its operation, including (i) brokerage and other fees and commissions incurred in connection with the trading activities of the Fund; (ii) expenses incurred in connection with registering additional shares of the Fund or offering shares of the Fund; (iii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to shareholders; (iv) the payment of any distributions related to redemption of shares; (v) payment for routine services of the Trustee, legal counsel and independent accountants; (vi) payment for routine accounting, bookkeeping, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (vii) postage and insurance; (viii) costs and expenses associated with client relations and services; (ix) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (xi) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto). The Sponsor has agreed to cap the management fee and Other Expenses (which term excludes brokerage fees, interest expense, and extraordinary expenses) of the Fund at 1.50% per annum of the daily net assets of the Fund until June 30, 2018.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies.

Item 8.	Financial Statements and Supplementary Data.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	June 30,		June 30,
	2017	2016	2017	2016
Assets
Investment in securities, at fair value (cost $20,283,172, $16,592,038, $20,283,172, and $16,592,038, respectively)	$20,319,994	$16,555,876	$20,319,994	$16,555,876
Interest receivable	712	20	712	20
Segregated cash held by broker	521,215	542,087	521,215	542,087
Receivable on open futures contracts	21,795	-	21,795	-
Total assets	$20,863,716	$17,097,983	$20,863,716	$17,097,983
Liabilities
Options written, at fair value (premiums received $16,688, $85,422, $16,688 and $85,422, respectively)	$3,477	$113,156	$3,477	$113,156
Payable on open futures contracts	-	217,860	-	217,860
Due to Sponsor	25,260	20,998	25,260	20,998
Total liabilities	28,737	352,014	28,737	352,014
Net Assets	$20,834,979	$16,745,969	$20,834,979	$16,745,969

Shares outstanding (unlimited authorized)	900,040	750,040	900,040	750,040
Net asset value per share	$23.15	$22.33
Market value per share	$23.02	$22.34

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

June 30, 2017

SIT RISING RATE ETF	Contracts	Value

PURCHASED OPTIONS - 0.3%
US Treasury 10 Year Note, Strike Price $127.00 Expiring 7/21/2017	47	$72,703
TOTAL PURCHASED OPTIONS (Cost $38,188)		72,703

	Principal Amount	Value
SHORT-TERM INVESTMENTS - 95.8%
US TREASURY BILLS - 95.8%
United States Treasury Bills
0.000%, 9/21/2017	$20,000,000	19,957,000
TOTAL US TREASURY BILLS (Cost $19,954,693)		19,957,000

	Shares	Value
MONEY MARKET FUNDS - 1.4%
First American US Treasury Money Market Fund, 0.70%*	290,291	290,291
TOTAL MONEY MARKET FUNDS (Cost $290,291)		290,291

Total Investments (Cost $20,283,172) - 97.5%		20,319,994
Other Assets in Excess of Liabilities - 2.5% (a)		514,985
TOTAL NET ASSETS - 100.0%		$20,834,979

* Annualized seven-day yield as of June 30, 2017

(a) $521,215 of cash is pledged as collateral for futures contracts and written options

Written Option Contracts

June 30, 2017

	Contracts	Value
US 5 Year Note, Strike Price $118.75 Expiring 7/21/2017	89	$(3,477)
(Premiums received $16,688)		$(3,477)

Short Futures Contracts

June 30, 2017

		Unrealized
		Appreciation/
	Contracts	(Depreciation)
US Treasury 5 Year Note
Expiring September 2017 (Underlying Face Amount at Market Value - $18,500,242)	157	$(11,204)
US Treasury 2 Year Note
Expiring September 2017 (Underlying Face Amount at Market Value - $45,815,188)	212	32,999
		$21,795

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Investment Income
Interest	$67,909	$20,613	$67,909	$20,613

Expenses
Sponsor fee	$50,477	$63,011	$50,477	$63,011
CTA fee	71,035	58,846	71,035	58,846
Audit fees	73,500	70,000	73,500	70,000
Legal fees	35,004	30,365	35,004	30,365
Tax preparation fees	71,307	85,451	71,307	85,451
Admin/accounting/custodian/transfer agent fees	55,623	49,800	55,623	49,800
Printing and postage expenses	25,849	23,539	25,849	23,539
Chief Compliance Officer fees	15,702	21,857	15,702	21,857
Principal Financial Officer fees	15,702	21,857	15,702	21,857
Regulatory reporting fees	15,702	22,386	15,702	22,386
Regulatory filing fees	3,825	-	3,825	-
Brokerage commissions	27,257	27,382	27,257	27,382
Distribution fees	17,605	17,117	17,605	17,117
Insurance expense	15,000	15,000	15,000	15,000
Listing & calculation agent fees	14,872	11,603	14,872	11,603
Other expenses	19,426	14,627	19,426	14,627
Wholesale support fees	14,202	13,431	14,202	13,431
Interest expense	-	35	-	35
Total Expenses	542,088	546,307	542,088	546,307
Less: Waiver of sub-advisory fee	(71,035)	(58,846)	(71,035)	(58,846)
Less: Expenses absorbed by Sponsor	(230,689)	(258,585)	(230,689)	(258,585)
Net Expenses	240,364	228,876	240,364	228,876
Net Investment Income (Loss)	$(172,455)	$(208,263)	$(172,455)	$(208,263)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Futures and options contracts	$52,681	$(942,375)	$52,681	$(942,375)

Change in Unrealized Gain (Loss)
Investments, futures and options contracts	353,864	(278,195)	353,864	(278,195)
Net realized and unrealized gain (loss)	406,545	(1,220,570)	406,545	(1,220,570)
Net income (loss)	$234,090	$(1,428,833)	$234,090	$(1,428,833)

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Net Assets

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net Assets at Beginning of Year	$16,745,969	$6,061,502	$16,745,969	$6,061,502

Increase (decrease) in Net Assets from share transactions
Addition of 500,000, 500,000, 600,000 and 600,000 shares, respectively	11,762,990	14,437,270	11,762,990	14,437,270
Redemption of 350,000, 350,000, 100,000 and 100,000 shares, respectively	(7,908,070)	(2,323,970)	(7,908,070)	(2,323,970)
Net increase (decrease) in Net Assets from share transactions	3,854,920	12,113,300	3,854,920	12,113,300

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(172,455)	(208,263)	(172,455)	(208,263)
Net realized gain (loss)	52,681	(942,375)	52,681	(942,375)
Change in net unrealized gain (loss)	353,864	(278,195)	353,864	(278,195)

Net increase (decrease) in Net Assets from operations	234,090	(1,428,833)	234,090	(1,428,833)

Net Assets at End of Year	$20,834,979	$16,745,969	$20,834,979	$16,745,969

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Cash flows provided by (used in) operating activities
Net income (loss)	$234,090	$(1,428,833)	$234,090	$(1,428,833)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(52,681)	942,375	(52,681)	942,375
Change in net unrealized loss (gain) on investments	(353,864)	275,406	(353,864)	275,406
Change in operating assets and liabilities:
Purchase of investments - net	(3,357,573)	(12,095,205)	(3,357,573)	(12,095,205)
Increase in interest receivable	(692)	(20)	(692)	(20)
Decrease/(Increase) in segregated cash held by broker	20,872	(131,042)	20,872	(131,042)
Decrease/(Increase) in receivable on open futures contracts	(21,795)	9,187	(21,795)	9,187
Increase/(Decrease) in options written, at fair value	(109,679)	86,086	(109,679)	86,086
Increase/(Decrease) in payable on open futures contracts	(217,860)	215,281	(217,860)	215,281
Increase in due to Sponsor	4,262	13,465	4,262	13,465
Net cash used in operating activities	(3,854,920)	(12,113,300)	(3,854,920)	(12,113,300)
Cash flows from financing activities
Proceeds from sale of shares	11,762,990	14,437,270	11,762,990	14,437,270
Paid on redemption of shares	(7,908,070)	(2,323,970)	(7,908,070)	(2,323,970)
Net cash provided by financing activities	3,854,920	12,113,300	3,854,920	12,113,300
Net increase (decrease) in cash	-	-	-	-
Cash, beginning of year	-	-	-	-
Cash, end of year	$-	$-	$-	$-

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements

June 30, 2017 and 2016

(1) Organization

SIT RISING RATE ETF (the “Fund”), a series of the ETF Managers Group Commodity Trust I (a Delaware statutory trust formed on July 23, 2014), commenced investment operations on February 19, 2015. The Trust also includes one additional series, the Breakwave Dry Bulk Shipping ETF (“BDRY”) that may be publicly offered in the future, but the Fund is currently the Trust’s only publicly offered series. The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 50,000 Shares (a “Creation Basket”). ETF Managers Capital LLC (the “Sponsor”), a Delaware limited liability company and a wholly owned subsidiary of Exchange Traded Managers Group LLC, serves as the managing owner and commodity pool operator of the Fund. The Sponsor seeded the Fund with a capital contribution of $1,000 in exchange for 40 Shares (Founders Shares) at the initial issuance price of $25.00 per share on September 26, 2014. Sit Fixed Income Advisors II, LLC (“Sit”) is registered as a “commodity trading advisor” and acts as such for the Fund. On January 8, 2015, Sit increased the seeding of the Fund with a capital contribution of $5,000,000 at the initial issuance price of $25.00 per share. From September 26, 2014 through February 18, 2015 the Fund had no operating activities.

The Fund commenced investment operations on February 19, 2015. The Fund commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 19, 2015 and trades under the symbol “RISE”.

Sit is paid a fee equal to 0.50% per annum effective January 27, 2016 for its services as the commodity trading advisor to the Fund, payable by the Fund. Sit is a subsidiary of Sit Investment Associates, Inc. The fee payable to Sit has been waived through June 30, 2017.

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

June 30, 2017 and 2016

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

June 30, 2017 and 2016

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying financial statements of the Fund have been prepared in conformity with U.S. generally accepted accounting principles. The Fund qualifies as an investment company under Topic 946 of the Accounting Standard Codification of U.S. GAAP.

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

(c) Cash

Cash, when shown in the Statements of Assets and Liabilities, represents non-segregated cash with the custodian and does not include short term investments.

(d) Cash Held by Broker

Sit is registered as a “commodity trading advisor” and acts as such for the Fund. Sit is a subsidiary of Sit Investment Associates, Inc. The Fund’s arrangement with SG Americas Securities, LLC, the Fund’s FCM, requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. These amounts are shown as Segregated cash held by broker in the Statements of Assets and Liabilities. The Fund deposits cash and United States Treasury Obligations with the FCM subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its FCM of cash and United States Treasury Obligations and the unrealized gain or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its brokerage trading account. The Fund uses its cash held by the FCM to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the FCM and interest income is recorded on the accrual basis.

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the year ended June 30, 2017 was at 4:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the year ended June 30, 2017.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at June 30, 2017 and June 30, 2016.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2017 and 2016

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

The following table summarizes the valuation of investments at June 30, 2017 and June 30, 2016 using the fair value hierarchy:

June 30, 2017

	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$20,247,291	a	$72,703	a	$(3,477	)b	$21,795	c	$20,338,312

a – Included in Investments in securities in the Statements of Assets and Liabilities.

b – Included in Options Written, at fair value in the Statements of Assets and Liabilities.

c – Included in Receivable on open futures contracts in the Statements of Assets and Liabilities.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2017 and 2016

June 30, 2016

	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$16,541,001	a	$14,875	a	$(113,156	)b	$(217,860	)c	$16,224,860

a – Included in Investments in securities in the Statements of Assets and Liabilities.

b – Included in Options Written, at fair value in the Statements of Assets and Liabilities.

c – Included in Payable on open futures contracts in the Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the years ended June 30, 2017 and 2016, the Fund recognized no transfers from Level 1, Level 2 or Level 3.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

(h) Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis, and marked to market daily. Unrealized gain/loss on open futures contracts is reflected in Receivable/Payable on open futures contracts in the Statements of Assets and Liabilities and the change in the unrealized gain/loss between periods is reflected in the Statements of Operations. Discounts on short-term securities purchased are accreted daily and reflected as Interest Income, when applicable, in the Statements of Operations.

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

Management of the Fund has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the Financial Accounting Standards Board and on-going analysis of tax law, regulation, and interpretations thereof. The Fund’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2017 and 2016

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

All open derivative positions at June 30, 2017 and June 30, 2016 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the net assets of the Fund is generally representative of the notional value of open positions to shareholder’s capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

Upon entering into a futures contract, the Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected. The initial margin is segregated as Cash held by broker, as disclosed in the Statements of Assets and Liabilities, and is restricted as to its use. Pursuant to the futures contract, the Fund agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by the Fund as unrealized gains or losses. The Fund will realize a gain or loss upon closing a futures transaction.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2017 and 2016

Fair Value of Derivative Instruments, as of June 30, 2017

	Asset Derivatives			Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Unrealized Gain		Statements of Assets and Liabilities	Unrealized Loss
Interest Rate Risk	Receivable on open futures contracts	$21,795	*
Interest Rate Risk				Written options, at fair value	$(3,477	)**

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.
**	Represents cumulative depreciation of options contracts as reported in the Statements of Assets and Liabilities.

Fair Value of Derivative Instruments, as of June 30, 2016

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Unrealized Gain	Statements of Assets and Liabilities	Unrealized Loss
Interest Rate Risk			Payable on open futures contracts	$(217,860	)*
Interest Rate Risk			Written options, at fair value	$(113,156	)**

*	Represents cumulative depreciation of futures contracts as reported in the Statements of Assets and Liabilities.
**	Represents cumulative depreciation of options contracts as reported in the Statements of Assets and Liabilities.

The Effect of Derivative Instruments on the Statements of Operations

For the Year Ended June 30, 2017

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$52,681	$349,334

The futures and options contracts open at June 30, 2017 are indicative of the activity for the year ended June 30, 2017.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2017 and 2016

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

(4) Agreements

(a) Management Fee

The Fund pays the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $18,750 effective January 1, 2017 ($75,000 for the period from February 20, 2016 to December 31, 2016 and $56,250 prior to February 20, 2016 (the “Sponsor Fee”)). The Sponsor Fee is paid in consideration of the Sponsor’s advisory services to the Fund. Additionally, Sit receives an annual fee, monthly in arrears, for its services equal to 0.50% effective January 27, 2016 of the Fund’s average daily net assets. As of February 19, 2015, Sit has agreed to waive its license and service fee (“CTA Fee”) and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions and interest expense, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the CTA Fee are contractual on the part of the Sponsor and Sit, respectively, through June 30, 2018.

The waiver of the CTA Fees, pursuant to the undertaking, amounted to $71,035, and $58,846 for the years ended June 30, 2017 and 2016, respectively. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund in excess of the Expense Cap which aggregated $230,689, and $258,585 for the years ended June 30, 2017 and 2016, respectively.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2017 and 2016

Effective February 19, 2016, the Fund has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800, for custody services. For the first year of services, the Fund paid U.S. Bank 0.05% of assets under management (“AUM”), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800, for custody services. The Fund paid U.S. Bank $55,623 and $49,800 for the years ended June 30, 2017 and 2016, respectively.

(c) The Distributor

Effective April 1, 2017, the Fund pays ETFMG Financial LLC. (“Distributor”), an affiliate of the Sponsor, an annual fee for statutory and wholesaling distribution services and related administrative services equal to the greater of $15,000 or 0.015% of the Fund’s average daily net assets, payable monthly. This fee has two components, with a portion of the fee paid to the Distributor, for the statutory distribution services and a portion paid to the Sponsor for the related administrative services. Pursuant to the Marketing Agent Agreement between the Sponsor, the Fund and the Distributor, the Distributor assists the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders.

ALPS Distributors, Inc. (“ALPS”) provided statutory and wholesaling distribution services to the Fund from December 1, 2015 through March 31, 2017. The Fund paid an annual fee for such distribution services and related administrative services equal to $15,000 plus 0.02% of the Fund’s average daily net assets, payable monthly. This fee had two components, with a portion of the fee paid to ALPS for the statutory distribution services and a portion paid to the Sponsor for the related administrative services. Pursuant to the Marketing Agent Agreement between the Sponsor, the Fund and the ALPS, the former distributor assisted the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. ALPS also assisted with the processing of creation and redemption orders.

Esposito Securities LLC (“Esposito”) provided statutory and wholesaling distribution services to the Fund from its inception through November 30, 2015. The Fund paid Esposito an annual fee for such distribution services, equal to 0.02% of Fund’s average daily net assets, with a minimum of $15,000 payable annually. Pursuant to the Distribution Services Agreement between the Sponsor, the Fund and Esposito, the former distributor assisted the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. Esposito also assisted with the processing of creation and redemption orders.

The Fund incurred $17,605, and $17,117 in distribution and related administrative services for the years ended June 30, 2017 and 2016, respectively, which is included in the Statements of Operations.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2017 and 2016

The Sponsor does not expect brokerage commissions and fees to exceed 0.204% of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. For the years ended June 30, 2017 and 2016, the Fund incurred $27,257, and $27,382, respectively, in Brokerage Commissions and fees as disclosed in the Statements of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. For the years ended June 30, 2017 and 2016, the Fund incurred $5,000 and $5,000, respectively, in trustee fees which is included in Other Expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the Fund’s Expense Cap limitation pays all of the routine offering, operational, administrative and other ordinary expenses of the Fund in excess of 1.50% (excluding brokerage commissions and interest expense) of the Fund’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. For the years ended June 30, 2017 and 2016, the Fund incurred $542,088 and $546,307, respectively in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver by Sit and the assumption of Fund expenses above the Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $230,689 and $258,585, respectively, for the years ended June 30, 2017 and 2016, respectively.

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

For the years ended June 30, 2017 and 2016, respectively, the Fund did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended June 30, 2017 and 2016, respectively, the Fund did not incur such expenses.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2017 and 2016

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

(b) Share Transactions

Summary of Share Transactions for the Year Ended June 30, 2017
	Shares	Net Assets Increase (Decrease)
Shares Sold	500,000	$11,762,990
Shares Redeemed	(350,000)	(7,908,070)
Net Increase (Decrease)	150,000	$3,854,920

Summary of Share Transactions for the Year Ended June 30, 2016
	Shares	Net Assets Increase (Decrease)
Shares Sold	600,000	$14,437,270
Shares Redeemed	(100,000)	(2,323,970)
Net Increase (Decrease)	500,000	$12,113,300

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

June 30, 2017 and 2016

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2017, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2017 and 2016

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the years ended June 30, 2017 and 2016. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	For the Year Ended June 30,
	2017	2016

Net Asset Value
Net asset value per Share, beginning of year	$22.33	$24.24
Net investment income (loss)	(0.28)	(0.36)
Net realized and unrealized gain (loss)	1.10	(1.55)
Net Income (Loss)	0.82	(1.91)
Net Asset Value per Share, end of year	$23.15	$22.33
Market Value per Share, end of year	$23.02	$22.34
Ratios to Average Net Assets*
Expense Ratio***	1.69%	1.70%
Expense Ratio*** before Waiver/Assumption	3.82%	4.05%
Net Investment Income (Loss)	(1.21)%	(1.55)%
Total Return, at Net Asset Value**	3.67%	(7.88)%
Total Return, at Market Value**	3.04%	(8.56)%

*       Percentages are annualized.

**    Percentages are not annualized.

***  As of February 19, 2015 Fund expenses have been capped at 1.50% of average daily net assets, plus brokerage commissions and interest expense, as disclosed in Note 4(a).

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Financial Statements – Continued

June 30, 2017 and 2016

(11) NEW ACCOUNTING PRONOUNCEMENTS

In October 2016, the Securities and Exchange Commission (SEC) issued Final Rule Release No. 33-10231, Investment Company Reporting Modernization (the Release). The Release calls for the adoption of new rules and forms as well as amendments to its rules and forms to modernize the reporting and disclosure of information by registered investment companies. The SEC is adopting amendments to Regulation S-X, which will require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The updates to Regulation S-X are effective August 1, 2017 and may result in additional disclosure relating to the presentation of derivatives and certain other financial instruments. These updates will have no impact on the Fund’s net assets or results of operations.

In November 2016, FASB issued a new Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact, if any, of applying this provision.

(12) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

ETF Managers Group Commodity Trust I

and SIT Rising Rate ETF

We have audited the accompanying statements of assets and liabilities of the ETF Managers Group Commodity Trust I and the Sit Rising Rate ETF (collectively referred to as the “Fund”), including the schedules of investments, as of June 30, 2017 and 2016, and the related statements of operations, changes in net assets and cash flows for the years ended June 30, 2017 and 2016. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting on a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the ETF Managers Group Commodity Trust I and the Sit Rising Rate ETF as of June 30, 2017 and June 30, 2016, and the results of their operations, changes in their net assets and their cash flows for the year ended June 30, 2017 and June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/WithumSmith + Brown, P.C.

New York, NY

September 27, 2017

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

The Sponsor and its Management

Neither the Trust nor the Fund has executive officers. Pursuant to the terms of the Trust Agreement, the Fund’s affairs are managed by the Sponsor. The business and affairs of the Sponsor are managed by its chief executive officer, Samuel R. Masucci, III.

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

John A. Flanagan. Mr. Flanagan serves as the Principal Financial Officer of the Sponsor and the Trust. Mr. Flanagan was listed as a principal, as that term is defined in CFTC Rule 3.1, of the Sponsor on January 8, 2015. Since June 2014, Mr. Flanagan serves as an Independent Trustee of Absolute Shares Trust, a multi-series exchange traded fund. Mr. Flanagan has been the President and sole owner of John A. Flanagan CPA, LLC since December 2010. Mr. Flanagan was Chief Financial Officer of MacroMarkets LLC, an exchange traded fund issuer from January 2007 to December 2010.

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

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for Sit Fixed Income Advisors II, LLC: Roger J. Sit, Michael C. Brilley, Paul J. Jungquist, Paul E. Rasmussen, Carla J. Rose, Debra A. Sit, Mark H. Book, Bryce A. Doty, and Chris M. Rasmussen. These individuals are principals due to their positions. The following individuals will serve as investment professionals and senior management in regards to the Fund:

Roger J. Sit. Roger Sit is the Chairman and Chief Executive Officer. Mr. Sit was listed as a principal of Sit on November 4, 2014. Mr. Sit joined the organization in January 1998. Mr. Sit directs the overall investment management activities for Sit Investment Associates, Inc. and Sit International.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto filed with the SEC and furnished to the Trust with respect to the fiscal year ended June 30, 2017, and upon a review of Forms 5 and amendments thereto furnished to the Trust with respect to such fiscal year, or upon written representations received by the Trust from certain reporting persons that no Forms 5 were required for those persons, the Trust believes that no greater-than-ten-percent shareholders failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the fiscal year ended June 30, 2017.

Code of Ethics

The Sponsor has adopted a Code of Business Conduct and Ethics.

Item 11.	Executive Compensation.

The Fund has no employees, officers or directors and is managed by the Sponsor. None of the directors or officers of the Sponsor receive compensation from the Fund. The Sponsor receives a management fee, monthly in arrears, in an amount equal to the greater of 0.15% per annum on the daily net asset value of the Fund or $18,750 effective January 1, 2017 ($75,000 per annum prior from February 20, 2016 to December 31, 2016 and $56,350 prior to February 20, 2016). The Sponsor has contractually agreed to assume Fund expenses (excluding brokerage fees, interest expense, and extraordinary expenses) in order to cap the Fund’s total annual expenses at 1.50% per annum through June 30, 2018. The management fees paid to the Sponsor amounted to $47,104 and $63,011 for the year ended June 30, 2017 and 2016, respectively.

The Sponsor also provides Tax, Principal Financial Officer, Chief Compliance Officer, Regulatory Reporting and Wholesale Support services to the Fund. The fees for each service provided to the Fund for the year ended June 30, 2017, all of which had been paid at June 30, 2017, were as follows:

Service	Amount
Tax Services	$71,307
Principal Financial Officer	$15,702
Chief Compliance Officer	$15,702
Regulatory Reporting	$15,702
Wholesale Support	$14,202

In addition to the above, ETFMG Financial (the “Distributor”) provides Distribution services to the Fund effective April 1, 2017. The fees for Distribution services paid to the Distributor were $3,740 for the year ended June 30, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of June 30, 2016, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Series of the Trust	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class
Sit Rising Rate ETF	Sit Investment Associates, Inc. 3300 IDS Center 80 South Eighth Street Minneapolis, MN 55402	698,400 Shares	77.60%

	Sit Fixed Income Advisors II, LLC 3300 IDS Center 80 South Eighth Street Minneapolis, MN 55402	60,000 Shares	6.67%

	Jane Street One New York Plaza 33rd Floor New York, NY 10004	55,799 Shares	6.20%

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

Director Independence

As an unincorporated entity, the registrant does not have a Board of Directors.

Item 14.	Principal Accountant Fees and Services.

The fees for services accrued and/or billed to the Fund by its independent auditors for the year ended June 30, 2017 and 2016 were as follows:

	2017	2016
Audit Fees	$42,000	$40,000
Audit-Related Fees	$31,500	$30,000
Tax Fees
All Other Fees
Total	$73,500	$70,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation Linkbase

101. DEF	XBRL Taxonomy Definition Linkbase

101. LAB	XBRL Taxonomy Extension Label Linkbase

101. PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: September 27, 2017

