Form 10-Q
period 2017-09-30
ETF Managers Group Commodity Trust I
filed 2017-11-13
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-36851

ETF Managers Group Commodity Trust I
(Exact name of registrant as specified in its charter)

Delaware	36-4793446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐   Yes    ☒  No

Indicate the number of Shares outstanding as of November 1, 2017: 1,350,040

ETF MANAGERS GROUP COMMODITY TRUST I

Part I. INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	September 30,	June 30,	September 30,	June 30,
	2017 (Unaudited)	2017 (Audited)	2017 (Unaudited)	2017 (Audited)
Assets
Investment in securities, at fair value (cost $25,951,275, $20,283,172, $25,951,275, and $20,283,172, respectively)	$25,988,279	$20,319,994	$25,988,279	$20,319,994
Interest receivable	475	712	475	712
Segregated cash held by broker	399,143	521,215	399,143	521,215
Receivable on open futures contracts	240,407	21,795	240,407	21,795
Total assets	$26,628,304	$20,863,716	$26,628,304	$20,863,716
Liabilities
Options written, at fair value (premiums received $24,407, $16,688, $24,407 and $16,688, respectively)	$8,500	$3,477	$8,500	$3,477
Due to Sponsor	30,438	25,260	30,438	25,260
Total liabilities	38,938	28,737	38,938	28,737

Net Assets	$26,589,366	$20,834,979	$26,589,366	$20,834,979

Shares outstanding (unlimited authorized)	1,150,040	900,040
Net asset value per share	$23.12	$23.15
Market value per share	$23.03	$23.02

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

September 30, 2017 (Unaudited)

SIT RISING RATE ETF	Contracts	Value

PURCHASED OPTIONS - 0.3%
U.S. Treasury 10 Year Note, Strike Price $127.00 Expiring 10/27/2017	50	$89,063
TOTAL PURCHASED OPTIONS (cost $53,125)		89,063

	Principal Amount	Value
SHORT-TERM INVESTMENTS – 95.8%
U.S. TREASURY BILLS - 95.8%
United States Treasury Bills
0.000%, 10/26/2017	$25,500,000	25,484,168
TOTAL U.S. TREASURY BILLS (cost $25,483,102)		25,484,168

	Shares	Value
MONEY MARKET FUNDS – 1.6%
First American US Treasury Money Market Fund, 0.85%*	415,048	415,048
TOTAL MONEY MARKET FUNDS (cost $415,048)		415,048
Total Investments (cost $25,951,275) – 97.7%		25,988,279
Other Assets in Excess of Liabilities – 2.3% (a)		601,087
TOTAL NET ASSETS – 100.0%		$26,589,366

*	Annualized seven-day yield as of September 30, 2017

(a)	$399,143 of cash is pledged as collateral for futures contracts and written options

Written Options Contracts

September 30, 2017

	Contracts	Value

U.S. 5 Year Note, Strike Price $118.00 Expiring 10/27/2017	68	$(8,500)
(Premiums received $24,407)		$(8,500)

Short Futures Contracts
September 30, 2017

	Contracts	Unrealized Appreciation/ (Depreciation)

U.S. Treasury 5 Year Note, Expiring December 2017 (Underlying Face Amount at Market Value - $27,377,500)	233	$131,954
U.S. Treasury 2 Year Note, Expiring December 2017 (Underlying Face Amount at Market Value - $51,983,700)	241	108,453
		$240,407

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments (audited)

June 30, 2017

SIT RISING RATE ETF	Contracts	Value

PURCHASED OPTIONS - 0.3%
U.S. Treasury 10 Year Note, Strike Price $127.00 Expiring 7/21/2017	47	$72,703
TOTAL PURCHASED OPTIONS (cost $38,188)		72,703

	Principal Amount	Value
SHORT-TERM INVESTMENTS – 95.8%
U.S. TREASURY BILLS – 95.8%
United States Treasury Bills 0.000%, 9/21/2017	$20,000,000	19,957,000
TOTAL U.S. TREASURY BILLS (Cost $19,954,693)		19,957,000

	Shares	Value
MONEY MARKET FUNDS - 1.4%
First American US Treasury Money Market Fund, 0.70%*	290,291	290,291
TOTAL MONEY MARKET FUNDS (cost $290,291)		290,291

Total Investments (cost $20,283,172) – 97.5%		20,319,994
Other Assets in Excess of Liabilities – 2.5% (a)		514,985
TOTAL NET ASSETS – 100.0%		$20,834,979

*	Annualized seven-day yield as of June 30, 2017

(a)	$521,215 of cash is pledged as collateral for futures contracts and written options

Written Options Contracts
June 30, 2017

	Contracts	Value

U.S. 5 year Note, Strike Price $118.75 Expiring 7/21/2017	89	$(3,477)
(Premiums received $16,688)		$(3,477)

Short Futures Contracts
June 30, 2017

	Contracts	Unrealized Appreciation/ (Depreciation)

U.S. Treasury 5 Year Note, Expiring September 2017 (Underlying Face Amount at Market Value - $18,500,242)	157	$(11,204)
U.S. Treasury 2 Year Note, Expiring September 2017 (Underlying Face Amount at Market Value - $45,815,188)	212	32,999
		$21,795

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016

Investment Income
Interest	$53,644	$6,874	$53,644	$6,874

Expenses
Sponsor fee	$8,137	$18,904	$8,137	$18,904
CTA fee	27,123	16,335	27,123	16,335
Audit fees	21,086	20,083	21,086	20,083
Tax preparation fees	14,040	25,205	14,040	25,205
Admin/accounting/custodian/transfer agent fees	8,823	13,812	8,823	13,812
Legal fees	6,301	8,823	6,301	8,823
Printing and postage expenses	6,553	5,671	6,553	5,671
Chief Compliance Officer fees	1,576	6,301	1,576	6,301
Principal Financial Officer fees	1,576	6,301	1,576	6,301
Regulatory reporting fees	1,576	6,301	1,576	6,301
Brokerage commissions	8,159	6,377	8,159	6,377
Distribution fees	4,408	3,811	4,408	3,811
Insurance expense	3,779	3,779	3,779	3,779
Listing & calculation agent fees	3,176	2,923	3,176	2,923
Other expenses	5,599	3,819	5,599	3,819
Wholesale support fees	5,424	3,262	5,424	3,262
Total Expenses	127,336	151,707	127,336	151,707
Less: Waiver of CTA fee	(27,123)	(16,335)	(27,123)	(16,335)
Less: Expenses absorbed by Sponsor	(10,686)	(79,991)	(10,686)	(79,991)
Net Expenses	89,527	55,381	89,527	55,381
Net Investment Income (Loss)	$(35,883)	$(48,507)	$(35,883)	$(48,507)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	$(108,735)	$(66,126)	$(108,735)	$(66,126)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	221,490	273,867	221,490	273,867
Net realized and unrealized gain (loss)	112,755	207,741	112,755	207,741
Net income (loss)	$76,872	$159,234	$76,872	$159,234

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Net Assets

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016

Net Assets at Beginning of Period	$20,834,979	$16,745,969	$20,834,979	$16,745,969

Increase (decrease) in Net Assets from share transactions
Addition of 300,000, -0-, 300,000, and -0- shares, respectively	6,825,745	—	6,825,745	—
Redemption of 50,000, 300,000, 50,000 and 300,000 shares, respectively	(1,148,230)	(6,751,830)	(1,148,230)	(6,751,830)
Net increase (decrease) in Net Assets from share transactions	5,677,515	(6,751,830)	5,677,515	(6,751,830)

Increase (decrease) in Net Assets from operations
Net investment loss	(35,883)	(48,507)	(35,883)	(48,507)
Net realized loss	(108,735)	(66,126)	(108,735)	(66,126)
Change in net unrealized gain	221,490	273,867	221,490	273,867

Net increase in Net Assets from operations	76,872	159,234	76,872	159,234

Net Assets at End of Period	$26,589,366	$10,153,373	$26,589,366	$10,153,373

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016

Cash flows provided by (used in) operating activities
Net income (loss)	$76,872	$159,234	76,872	$159,234
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss on investments	108,735	66,126	108,735	66,126
Change in net unrealized loss on investments	(221,490)	(273,867)	(221,490)	(273,867)
Change in operating assets and liabilities: Sale (purchase) of investments, net	(5,555,530)	7,015,377	(5,555,530)	7,015,377
Decrease (increase) in interest receivable	237	(72)	237	(72)
Decrease in segregated cash held by broker	122,072	101,142	122,072	101,142
Increase (decrease) in options written, at fair value	5,023	(78,422)	5,023	(78,422)
Increase in receivable on open futures contracts	(218,612)	(11,390)	(218,612)	(11,390)
Decrease in payable on open futures contracts	—	(217,860)	—	(217,860)
Increase (decrease) in due to Sponsor	5,178	(8,438)	5,178	(8,438)
Net cash provided by (used in) operating activities	(5,677,515)	6,751,830	(5,677,515)	6,751,830
Cash flows from financing activities
Proceeds from sale of shares	6,825,745	—	6,825,745	—
Paid on redemption of shares	(1,148,230)	(6,751,830)	(1,148,230)	(6,751,830)
Net cash provided by (used in) financing activities	5,677,515	(6,751,830)	5,677,515	(6,751,830)
Net increase (decrease) in cash	—	—	—	—
Cash, beginning of period	—	—	—	—
Cash, end of period	$—	$—	$—	$—

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

September 30, 2017 (unaudited)

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

Sit is paid a fee equal to 0.50% per annum, effective January 27, 2016, of the value of the Fund’s average daily net assets for its services as the commodity trading advisor to the Fund, payable by the Fund. Sit is a subsidiary of Sit Investment Associates, Inc. The fee payable to Sit has been waived through September 30, 2017.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

September 30, 2017 (unaudited) (continued)

The Sponsor anticipates that approximately 5% to 15% of the Fund’s assets will be used as payment for or collateral for Treasury Instruments. In order to collateralize its Treasury Instrument positions, the Fund will hold such assets, from which it will post margin to its futures commission merchant (“FCM”), SG Americas Securities, LLC, in an amount equal to the margin required by the relevant exchange, and transfer to its FCM any additional amounts that may be separately required by the FCM. When establishing positions in Treasury Instruments, the Fund will be required to deposit initial margin with a value of approximately 3% to 10% of the value of each Treasury Instrument position at the time it is established. These margin requirements are subject to change from time to time by the exchange or the FCM. On a daily basis, the Fund will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Treasury Instruments positions. Any assets not required to be posted as margin with the FCM will be held at the Fund’s administrator in cash or cash equivalents as discussed below.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

September 30, 2017 (unaudited) (continued)

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying financial statements of the Fund have been prepared in conformity with U.S. generally accepted accounting principles. The Fund qualifies as an investment company for financial reporting purposes under Topic 946 of the Accounting Standard Codification of U.S. GAAP.

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

(c) Cash

Cash, when shown in the Statements of Assets and Liabilities, represents non-segregated cash with the custodian and does not include short-term investments.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three months ended September 30, 2017 was at 4:00 p.m. Eastern Time on September 29, 2017.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended September 30, 2017.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

September 30, 2017 (unaudited) (continued)

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at September 30, 2017 and June 30, 2017.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

September 30, 2017 (unaudited) (continued)

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

The following tables summarize the valuation of investments at September 30, 2017 and at June 30, 2017 using the fair value hierarchy:

	September 30, 2017 (unaudited)
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$25,899,216	a	$89,063	a	$(8,500	)b	$240,407	c	$26,220,186

a – Included in Investments in securities in the Statements of Assets and Liabilities.

b – Included in Options Written, at fair value in the Statements of Assets and Liabilities.

c – Included in Receivable on open futures contracts in the Statements of Assets and Liabilities.

	June 30, 2017 (audited)
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

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2017 and the year ended June 30, 2017, the Fund recognized no transfers from Level 1, Level 2 or Level 3.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

September 30, 2017 (unaudited) (continued)

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

All open derivative positions at September 30, 2017 and June 30, 2017 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

September 30, 2017 (unaudited) (continued)

Fair Value of Derivative Instruments, as of September 30, 2017

	Asset Derivatives			Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Unrealized Gain		Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$240,407	*
Interest Rate Risk	—	—		Written options, at fair value	$(8,500	)**

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.
**	Represents fair value of options contracts as reported in the Statements of Assets and Liabilities.

Fair Value of Derivative Instruments, as of June 30, 2017

	Asset Derivatives			Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Unrealized Gain		Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$21,795	*
Interest Rate Risk	—	—		Written options, at fair value	$(3,477	)**

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.
**	Represents fair value of options contracts as reported in the Statements of Assets and Liabilities.

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended September 30, 2017

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(108,952)	$221,731

The futures and options contracts open at September 30, 2017 are indicative of the activity for the three months ended September 30, 2017.

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended September 30, 2016

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(66,126)	$274,014

The futures and options contracts open at September 30, 2016 are indicative of the activity for the three months ended September 30, 2016.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

September 30, 2017 (unaudited) (continued)

(4) Agreements

(a) Management Fee

The Fund pays the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $18,750 effective January 1, 2017 ($75,000 for the period from February 20, 2016 to December 31, 2016) (the “Sponsor Fee”). The Sponsor Fee is paid in consideration of the Sponsor’s advisory services to the Fund. Additionally, Sit receives an annual fee, monthly in arrears, for its services equal to 0.50% effective January 27, 2016 of the Fund’s average daily net assets. As of February 19, 2015, Sit has agreed to waive its license and service fee (“CTA fee”) and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions and interest expense, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the CTA fee are contractual on the part of the Sponsor and Sit, respectively, through June 1, 2018.

The waiver of the CTA fees, pursuant to the undertaking, amounted to $27,123 and $16,335 for the three months ended September 30, 2017 and September 30, 2016, respectively, as disclosed in the Statements of Operations. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund in excess of the Expense Cap which aggregated $10,686 and $79,991 for the three months ended September 30, 2017 and September 30, 2016, respectively, as disclosed in the Statements of Operations.

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

Effective February 19, 2016, the Fund has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. For the first year of services, the Fund paid U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. The Fund paid U.S. Bank $8,823 and $13,812 for the three months ended September 30, 2017 and September 30, 2016, respectively, as disclosed in the Statements of Operations.

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

The Fund incurred $4,408 and $3,811 in distribution and related administrative services for the three months ended September 30, 2017 and September 30, 2016, respectively, as disclosed in the Statements of Operations.

The Fund also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of the Fund’s average daily net assets, payable monthly.

The Fund incurred $5,424 and $3,262 in wholesale support fees for the three months ended September 30, 2017 and September 30, 2016, respectively, as disclosed in the Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.204% of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. The Fund incurred $8,159 and $6,377 in brokerage commissions and fees for the three months ended September 30, 2017 and September 30, 2016, respectively, as disclosed in the Statements of Operations.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

September 30, 2017 (unaudited) (continued)

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. The Fund incurred $1,260 and $1,260, in trustee fees for the three months ended September 30, 2017 and September 30, 2016, respectively, which is included in Other Expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the Fund’s Expense Cap limitation pays all of the routine offering, operational, administrative and other ordinary expenses of the Fund in excess of 1.50% (excluding brokerage commissions and interest expense) of the Fund’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The Fund incurred $127,336 and $151,707, respectively, for the three months ended September 30, 2017 and September 30, 2016, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver by Sit and the assumption of Fund expenses above the Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $27,123 and $10,686, respectively, for the three months ended September 30, 2017, and $16,335 and $79,991, respectively, for the three months ended September 30, 2016.

(g) Organizational and Offering Costs

Expenses incurred in connection with organizing the Fund and up to the offering of its Shares upon commencement of its investment operations on February 19, 2015, were paid by the Sponsor and Sit without reimbursement.

Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the three months ended September 30, 2017 and 2016, the Fund did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2017 and 2016, respectively, the Fund did not incur such expenses.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

September 30, 2017 (unaudited) (continued)

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

(b) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2017
	Shares	Net Assets Increase ( Decrease)
Shares Sold	300,000	$6,825,745
Shares Redeemed	(50,000)	(1,148,230)
Net Increase (Decrease)	250,000	$5,677,515

Summary of Share Transactions for the Three Months Ended September 30, 2016
	Shares	Net Assets Increase ( Decrease)
Shares Sold	—	—
Shares Redeemed	(300,000)	$(6,751,830)
Net Increase (Decrease)	(300,000)	$(6,751,830)

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

September 30, 2017 (unaudited) (continued)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2017, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

September 30, 2017 (unaudited) (continued)

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the Three Months Ended September 30, 2017 and September 30, 2016, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2017	2016
Net Asset Value
Net asset value per Share, beginning of period	$23.15	$22.33
Net investment income (loss)	(0.04)	(0.08)
Net realized and unrealized gain (loss)	0.01	0.31
Net Income (Loss)	(0.03)	0.23
Net Asset Value per Share, end of period	$23.12	$22.56
Market Value per Share, end of period	$23.03	$22.52 (a)
Ratios to Average Net Assets*
Expense Ratio***	1.65%	1.70%
Expense Ratio*** before Waiver/Assumption	2.35%	4.64%
Net Investment Income (Loss)	(0.66)%	(1.48)%
Total Return, at Net Asset Value**	(0.13)%	1.03%
Total Return, at Market Value**	0.04%	5.28%

(a)	Represents the closing bid/ask mean as of September 30, 2016.

*      Percentages are annualized.

**   Percentages are not annualized.

*** As of February 19, 2015, Fund expenses have been capped at 1.50% of average daily net assets, plus brokerage commissions and interest expense, as disclosed in Note 4.

(11) New Accounting Pronouncements

In October 2016, the Securities and Exchange Commission (SEC) issued Final Rule Release No. 33-10231, Investment Company Reporting Modernization (the Release). The Release calls for adoption of new rules and forms as well as amendments to its rules and forms to modernize the reporting and disclosure of information by registered investment companies. The SEC is adopting amendments to Regulation S-X, which will require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The updates to Regulation S-X were effective August 1, 2017 and may result in additional disclosure relating to the presentation of derivatives and certain other financial instruments. These updates will have no impact on the Fund’s net assets or results of operations.

In November 2016, FASB issued a new Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force” (ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact, if any, of applying this provision.

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

Overview

The Trust is a Delaware statutory trust formed on July 23, 2014. It is a series trust currently consisting of one publicly listed series: Sit Rising Rate ETF (the “Fund”). The Trust also includes one additional series, the Breakwave Dry Bulk Shipping ETF (“BDRY”) that may be publicly offered in the future, but the Fund is currently the Trust’s only publicly offered series. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Trust and the Fund operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of September 30, 2017 include:

Name	Ticker	Market Value USD
US 10YR FUT OPTN NOV17P 127	TYX7P127	$89,063
UNITED STATES TREAS BILLS	912796LZ0	25,484,168
US 5YR NOTE DEC17	FVZ7	(27,377,500)
US 2 YR NOTE DEC17	TUZ7	(51,983,700)
US 5YR FUTR OPTN NOV17C 118	FVX7C118	(8,500)

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

The Sponsor anticipates that approximately 5% to 15% of the Fund’s assets will be used as payment for or collateral for Treasury Instruments. In order to collateralize its Treasury Instrument positions, the Fund will hold such assets, from which it will post margin to its FCM, in an amount equal to the margin required by the relevant exchange, and transfer to its FCM any additional amounts that may be separately required by the FCM. When establishing positions in Treasury Instruments, the Fund will be required to deposit initial margin with a value of approximately 3% to 10% of the value of each Treasury Instrument position at the time it is established. These margin requirements are subject to change from time to time by the exchange or the FCM. On a daily basis, the Fund will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Treasury Instruments positions. Any assets not required to be posted as margin with the FCM will be held at the Fund’s administrator in cash or cash equivalents as discussed below.

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

The per Share market value of RISE and its NAV tracked closely for the three months ended September 30, 2017.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended September 30, 2017. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

Fund Share Price Performance

During the three months ended September 30, 2017, the NYSE Arca market value of each Share increased (+0.04%) from $23.02 per Share, representing the closing trade on June 30, 2017, to $23.03 per Share, representing the closing price on September 29, 2017. The Share price high and low for the three months ended September 30, 2017 and related change from the closing Share price on June 30, 2017 was as follows: Shares traded from a high of $23.15 per Share (+0.57%) on July 6, 2017 to a low of $22.59 per Share (-1.87%) on August 29, 2017.

Fund Share Net Asset Performance

For the three months ended September 30, 2017, the net asset value of each Share decreased slightly (-0.13%) from $23.15 per Share, representing the closing net asset value per Share on June 30, 2017, to $23.12 per Share. While unrealized gains in the futures and options contracts more than offset net realized losses on futures and options contracts, and Fund expenses, the timing of Fund shares created and redeemed negatively impacted the otherwise positive investment performance which resulted in the overall slight decrease in the NAV per Share during the three months ended September 30, 2017.

Net income for the three months ended September 30, 2017, was $76,872, resulting from net unrealized gains on investments, futures and options contracts of $221,490, net realized losses on investments, futures and options contracts of $108,735 and the net investment loss of $35,883.

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

Net income for the three months ended September 30, 2016, was $159,234, resulting from net unrealized gains on investments, futures and options contracts of $273,867, net realized losses on futures and options contracts of $66,126, and the net investment loss of $48,507.

Calculating NAV

The Fund’s NAV is calculated by:

●	Taking the current market value of its total assets;

●	Subtracting any liabilities; and

●	Dividing that total by the total number of outstanding shares.

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

The Sponsor will attempt to minimize certain of these market and credit risks by normally:

●	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;
●	limiting the outstanding amounts due from counterparties of the Fund;
●	not posting margin directly with a counterparty;
●	limiting the amount of margin or premium posted at the FCM; and
●	ensuring that deliverable contracts are not held to such a date when delivery of an underlying asset could be called for.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed or final versions of all of the rules it is required to promulgate. The provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options; new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the over-the-counter market.

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

Management believes that as of September 30, 2017, it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

Off Balance Sheet Financing

As of September 30, 2017, neither the Trust nor the Fund has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

Contractual Obligations

The Fund pays the Sponsor a management fee (the “Sponsor Fee”), monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of the Fund’s average daily net assets or $18,750 effective January 1, 2017. The Sponsor Fee is paid in consideration of the Sponsor’s advisory services to the Fund. The Fund also pays Sit a license and service fee (the “CTA Fee”) monthly in arrears, for the use of the Benchmark Portfolio in an amount equal to 0.50% effective January 27, 2016 (0.35% prior to January 27, 2016) per annum of the Fund’s average daily net assets. Prior to January 1, 2017, the Sponsor Fee was calculated as the greater of 0.15% per annum of the value of the Fund’s average daily net assets or $75,000 effective February 20, 2016.

As of February 19, 2015, Sit has agreed to waive its license and services fee and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 1.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Sit, respectively, through June 1, 2018 (the “Expense Cap”). If after that date, the Sponsor and/or Sit no longer assumed expenses or waived the CTA Fee, respectively, the Fund could be adversely impacted, including its ability to achieve its investment objective.

The waiver of the CTA Fee, pursuant to the undertaking, amounted to $27,123 and $16,335 for the three months ended September 30, 2017 and 2016, respectively. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $127,336 and $151,707, of which $10,686 and $79,991 was absorbed by the Sponsor, for the three months ended September 30, 2017 and 2016, respectively.

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

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. On September 30, 2017, 1,150,040 shares of the Fund were outstanding for a market capitalization of $26,485,421.

(c)	Not applicable

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

Date: November 13, 2017