Form 10-Q
period 2017-12-31
ETF Managers Group Commodity Trust I
filed 2018-02-13
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-36851

ETF Managers Group Commodity Trust I
(Exact name of registrant as specified in its charter)

Delaware	36-4793446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐   Yes    ☒  No

Indicate the number of Shares outstanding as of February 1, 2018: 1,400,040

ETF MANAGERS GROUP COMMODITY TRUST I

Part I. INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	December 31,	June 30,	December 31,	June 30,
	2017 (Unaudited)	2017 (Audited)	2017 (Unaudited)	2017 (Audited)
Assets
Investment in securities, at fair value (cost $32,291,557, $20,283,172, $32,291,557, and $20,283,172, respectively)	$32,294,929	$20,319,994	$32,294,929	$20,319,994
Interest receivable	606	712	606	712
Segregated cash held by broker	523,848	521,215	523,848	521,215
Receivable on open futures contracts	345,577	21,795	345,577	21,795
Total assets	$33,164,960	$20,863,716	$33,164,960	$20,863,716
Liabilities
Options written, at fair value (premiums received $25,945, $16,688, $25,945 and $16,688, respectively)	$19,250	$3,477	$19,250	$3,477
Due to Sponsor	39,853	25,260	39,853	25,260
Total liabilities	59,103	28,737	59,103	28,737

Net Assets	$33,105,857	$20,834,979	$33,105,857	$20,834,979

Shares outstanding (unlimited authorized)	1,400,040	900,040
Net asset value per share	$23.65	$23.15
Market value per share	$23.76	$23.02

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

December 31, 2017 (Unaudited)

SIT RISING RATE ETF	Contracts	Value

PURCHASED OPTIONS - 0.2%
U.S. Treasury 10 Year Note, Strike Price $124.50 Expiring 01/26/2018	90	$63,281
TOTAL PURCHASED OPTIONS (cost $53,871)		63,281

	Principal Amount	Value
SHORT-TERM INVESTMENTS – 91.9%
U.S. TREASURY BILLS – 91.9%
United States Treasury Bills
0.000%, 03/22/2018	$30,500,000	30,409,644
TOTAL U.S. TREASURY BILLS (cost $30,415,682)		30,409,644

	Shares	Value
MONEY MARKET FUNDS – 5.5%
First American US Treasury Money Market Fund, 1.02%*	1,822,004	1,822,004
TOTAL MONEY MARKET FUNDS (cost $1,822,004)		1,822,004
Total Investments (cost $32,291,557) – 97.6%		32,294,929
Other Assets in Excess of Liabilities – 2.4% (a)		810,928
TOTAL NET ASSETS – 100.0%		$33,105,857

*	Annualized seven-day yield as of December 31, 2017

(a)	$523,848 of cash is pledged as collateral for futures contracts and written options

Written Options Contracts

December 31, 2017

	Contracts	Value

U.S. 5 Year Note, Strike Price $116.00 Expiring 01/26/2018	56	$(19,250)
(Premiums received $25,945)		$(19,250)

Short Futures Contracts
December 31, 2017

	Contracts	Unrealized Appreciation/ (Depreciation)

U.S. Treasury 5 Year Note, Expiring March 2018 (Underlying Face Amount at Market Value - $36,475,516)	314	$187,328
U.S. Treasury 2 Year Note, Expiring March 2018 (Underlying Face Amount at Market Value - $60,164,735)	281	158,249
		$345,577

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Three Months Ended December 31,		Three Months Ended December 31,
	2017	2016	2017	2016

Investment Income
Interest	$80,232	$5,469	$80,232	$5,469

Expenses
Sponsor fee	$11,244	$18,904	$11,244	$18,904
CTA fee	37,480	13,065	37,480	13,065
Audit fees	21,537	21,086	21,537	21,086
Tax preparation fees	6,301	25,205	6,301	25,205
Admin/accounting/custodian/transfer agent fees	14,040	13,812	14,040	13,812
Legal fees	8,823	8,823	8,823	8,823
Printing and postage expenses	6,482	5,671	6,482	5,671
Chief Compliance Officer fees	1,576	6,301	1,576	6,301
Principal Financial Officer fees	1,576	6,301	1,576	6,301
Regulatory reporting fees	1,576	6,301	1,576	6,301
Brokerage commissions	10,738	5,593	10,738	5,593
Distribution fees	4,410	3,955	4,410	3,955
Insurance expense	3,781	3,781	3,781	3,781
Listing & calculation agent fees	3,176	2,923	3,176	2,923
Other expenses	5,274	3,819	5,274	3,819
Wholesale support fees	7,496	2,613	7,496	2,613
Total Expenses	145,510	148,153	145,510	148,153
Less: Waiver of CTA fee	(22,330)	(13,065)	(22,330)	(13,065)
Less: Expenses absorbed by Sponsor	—	(90,299)	—	(90,299)
Net Expenses	123,180	44,789	123,180	44,789
Net Investment Income (Loss)	$(42,948)	$(39,320)	$(42,948)	$(39,320)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	$623,759	$440,450	$623,759	$440,450

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	63,170	80,533	63,170	80,533
Net realized and unrealized gain (loss)	686,929	520,983	686,929	520,983
Net income (loss)	$643,981	$481,663	$643,981	$481,663

See accompanying notes to unaudited interim financial statements.

 ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Six Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Investment Income
Interest	$133,876	$12,343	$133,876	$12,343

Expenses
Sponsor fee	$19,381	$37,808	$19,381	$37,808
CTA fee	64,603	29,400	64,603	29,400
Audit fees	42,623	41,169	42,623	41,169
Tax preparation fees	12,602	50,410	12,602	50,410
Admin/accounting/custodian/transfer agent fees	28,080	27,624	28,080	27,624
Legal fees	17,646	17,646	17,646	17,646
Printing and postage expenses	13,035	11,342	13,035	11,342
Chief Compliance Officer fees	3,152	12,602	3,152	12,602
Principal Financial Officer fees	3,152	12,602	3,152	12,602
Regulatory reporting fees	3,152	12,602	3,152	12,602
Brokerage commissions	18,897	11,970	18,897	11,970
Distribution fees	8,818	7,766	8,818	7,766
Insurance expense	7,560	7,560	7,560	7,560
Listing & calculation agent fees	6,352	5,846	6,352	5,846
Other expenses	10,873	7,638	10,873	7,638
Wholesale support fees	12,920	5,875	12,920	5,875
Total Expenses	272,846	299,860	272,846	299,860
Less: Waiver of CTA fee	(49,453)	(29,400)	(49,453)	(29,400)
Less: Expenses absorbed by Sponsor	(10,686)	(170,290)	(10,686)	(170,290)
Net Expenses	212,707	100,170	212,707	100,170
Net Investment Income (Loss)	$(78,831)	$(87,827)	$(78,831)	$(87,827)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	$515,024	$374,324	$515,024	$374,324

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	284,660	354,400	284,660	354,400
Net realized and unrealized gain (loss)	799,684	728,724	799,684	728,724
Net income (loss)	$720,853	$640,897	$720,853	$640,897

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Net Assets

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Three Months Ended December 31,		Three Months Ended December 31,
	2017	2016	2017	2016

Net Assets at Beginning of Period	$26,589,366	$10,153,373	$26,589,366	$10,153,373

Increase (decrease) in Net Assets from share transactions
Addition of 450,000, 50,000, 450,000, and 50,000 shares, respectively	10,548,270	1,176,905	10,548,270	1,176,905
Redemption of 200,000, 50,000, 200,000 and 50,000 shares, respectively	(4,675,760)	(1,156,240)	(4,675,760)	(1,156,240)
Net increase in Net Assets from share transactions	5,872,510	20,665	5,872,510	20,665

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(42,948)	(39,320)	(42,948)	(39,320)
Net realized gain	623,759	440,450	623,759	440,450
Change in net unrealized gain	63,170	80,533	63,170	80,533

Net increase in Net Assets from operations	643,981	481,663	643,981	481,663

Net Assets at End of Period	$33,105,857	$10,655,701	$33,105,857	$10,655,701

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Net Assets

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Six Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Net Assets at Beginning of Period	$20,834,979	$16,745,969	$20,834,979	$16,745,969

Increase (decrease) in Net Assets from share transactions
Addition of 750,000, 50,000, 750,000, and 50,000 shares, respectively	17,374,015	1,176,905	17,374,015	1,176,905
Redemption of 250,000, 350,000, 250,000 and 350,000 shares, respectively	(5,823,990)	(7,908,070)	(5,823,990)	(7,908,070)
Net increase (decrease) in Net Assets from share transactions	11,550,025	(6,731,165)	11,550,025	(6,731,165)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(78,831)	(87,827)	(78,831)	(87,827)
Net realized gain	515,024	374,324	515,024	374,324
Change in net unrealized gain	284,660	354,400	284,660	354,400

Net increase in Net Assets from operations	720,853	640,897	720,853	640,897

Net Assets at End of Period	$33,105,857	$10,655,701	$33,105,857	$10,655,701

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows

(Unaudited)

			ETF MANAGERS GROUP
	SIT RISING RATE ETF		COMMODITY TRUST I
	Six Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Cash flows provided by (used in) operating activities
Net income (loss)	$720,853	$640,897	$720,853	$640,897
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(515,024)	(374,324)	(515,024)	(374,324)
Change in net unrealized gain on investments	(284,660)	(354,400)	(284,660)	(354,400)
Change in operating assets and liabilities:
Sale (purchase) of investments, net	(11,175,251)	7,541,405	(11,175,251)	7,541,405
Decrease (increase) in interest receivable	106	(76)	106	(76)
Increase in segregated cash held by broker	(2,633)	(329,084)	(2,633)	(329,084)
Increase (decrease) in options written, at fair value	15,773	(89,797)	15,773	(89,797)
Increase in receivable on open futures contracts	(323,782)	(78,250)	(323,782)	(78,250)
Decrease in payable on open futures contracts	—	(217,860)	—	(217,860)
Increase (decrease) in due to Sponsor	14,593	(7,346)	14,593	(7,346)
Net cash provided by (used in) operating activities	(11,550,025)	6,731,165	(11,550,025)	6,731,165
Cash flows from financing activities
Proceeds from sale of shares	17,374,015	1,176,905	17,374,015	1,176,905
Paid on redemption of shares	(5,823,990)	(7,908,070)	(5,823,990)	(7,908,070)
Net cash provided by (used in) financing activities	11,550,025	(6,731,165)	11,550,025	(6,731,165)
Net increase (decrease) in cash	—	—	—	—
Cash, beginning of period	—	—	—	—
Cash, end of period	$—	$—	$—	$—

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

December 31, 2017 (unaudited)

(1) Organization

SIT RISING RATE ETF (the “Fund”), is a series of ETF Managers Group Commodity Trust I (the “Trust”), a Delaware statutory trust formed on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act, and the Trust is currently organized into two separate series. The Fund is the first series of the Trust and is a commodity pool that continuously issues common shares of beneficial interest that may be purchased and sold on the NYSE Arca, Inc. stock exchange (“NYSE Arca”). The Fund is currently the Trust’s only publicly offered series. However, the second series of the Trust, the Breakwave Dry Bulk Shipping ETF may be publicly offered in the future. The Fund is managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator (“CPO”) and is a member of the National Futures Trading Association (“NFA”). Sit Fixed Income Advisors II, LLC (“Sit”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as the Fund’s commodity trading advisor.

The Fund commenced investment operations on February 19, 2015. The Fund commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 19, 2015 and trades under the symbol “RISE”.

Sit was paid a fee equal to 0.50% per annum, effective January 27, 2016, through December 31, 2017, of the value of the Fund’s average daily net assets for its services as the commodity trading advisor to the Fund, payable by the Fund. Sit is a subsidiary of Sit Investment Associates, Inc. Effective January 1, 2018, Sit is paid a fee equal to 0.20% per annum (See Note 12).

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

December 31, 2017 (unaudited) (continued)

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

December 31, 2017 (unaudited) (continued)

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying financial statements of the Fund have been prepared in conformity with U.S. generally accepted accounting principles. The Fund qualifies as an investment company for financial reporting purposes under Topic 946 of the Accounting Standard Codification of U.S. GAAP.

The accompanying financial statements are unaudited, but in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial statements have been made. These interim financial statements should be read in conjunction with the Fund’s annual 10K filing and the Fund’s Prospectus dated January 22, 2018. Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three months ended December 31, 2017 was at 4:00 p.m. Eastern Time on December 29, 2017.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended December 31, 2017.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

December 31, 2017 (unaudited) (continued)

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at December 31, 2017 and June 30, 2017.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

December 31, 2017 (unaudited) (continued)

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

The following tables summarize the valuation of investments at December 31, 2017 and at June 30, 2017 using the fair value hierarchy:

	December 31, 2017 (unaudited)
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$32,231,648	a	$63,281	a	$(19,250	)b	$345,577	c	$32,621,256

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

Transfers between levels are recognized at the end of the reporting period. During the six months ended December 31, 2017 and the year ended June 30, 2017, the Fund recognized no transfers from Level 1, Level 2 or Level 3.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

December 31, 2017 (unaudited) (continued)

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

All open derivative positions at December 31, 2017 and June 30, 2017 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

December 31, 2017 (unaudited) (continued)

Fair Value of Derivative Instruments, as of December 31, 2017

	Asset Derivatives			Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Unrealized Gain		Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$345,577	*
Interest Rate Risk	—	—		Written options, at fair value	$(19,250	)**

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.
**	Represents fair value of options contracts as reported in the Statements of Assets and Liabilities.

Fair Value of Derivative Instruments, as of June 30, 2017

	Asset Derivatives			Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Unrealized Gain		Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$21,795	*
Interest Rate Risk	—	—		Written options, at fair value	$(3,477	)**

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.

**	Represents fair value of options contracts as reported in the Statements of Assets and Liabilities.

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended December 31, 2017

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$623,625	$70,274

The futures and options contracts open at December 31, 2017 are indicative of the activity for the three months ended December 31, 2017.

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended December 31, 2016

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$440,450	$80,533

The futures and options contracts open at December 31, 2016 are indicative of the activity for the three months ended December 31, 2016.

The Effect of Derivative Instruments on the Statements of Operations

For the Six Months Ended December 31, 2017

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$514,844	$293,005

The futures and options contracts open at December 31, 2017 are indicative of the activity for the six months ended December 31, 2017.

The Effect of Derivative Instruments on the Statements of Operations

For the Six Months Ended December 31, 2016

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$374,324	$354,400

The futures and options contracts open at December 31, 2016 are indicative of the activity for the six months ended December 31, 2016.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

December 31, 2017 (unaudited) (continued)

(4) Agreements

(a) Management Fee

Through December 31, 2017, the Fund paid the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $18,750 effective January 1, 2017 ($75,000 for the period from February 20, 2016 to December 31, 2016) (the “Sponsor Fee”). The Sponsor Fee was paid in consideration of the Sponsor’s advisory services to the Fund. Additionally, Sit received an annual fee, monthly in arrears, for its services equal to 0.50% effective January 27, 2016 of the Fund’s average daily net assets. As of February 19, 2015, Sit had agreed to waive its license and service fee (“CTA fee”) to the extent necessary, and the Sponsor had voluntarily agreed to correspondingly assume the remaining expenses of the Fund such that Fund expenses did not exceed an annual rate of 1.50%, excluding brokerage commissions and interest expense, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the CTA fee were contractual on the part of the Sponsor and Sit, respectively. See Note 12.

The waiver of the CTA fees, pursuant to the undertaking, amounted to $22,330 and $13,065 for the three months ended December 31, 2017 and December 31, 2016, respectively, and $49,453 and $29,400 for the six months ended December 31, 2017 and December 31, 2016, respectively, as disclosed in the Statements of Operations. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund in excess of the Expense Cap which aggregated $-0- and $90,299 for the three months ended December 31, 2017 and December 31, 2016, respectively, and $10,686 and $170,290 for the six months ended December 31, 2017 and December 31, 2016, respectively, as disclosed in the Statements of Operations. See Note 12.

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

Effective February 19, 2016, the Fund has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. For the first year of services, the Fund paid U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. The Fund paid U.S. Bank $14,040 and $13,812 for the three months ended December 31, 2017 and December 31, 2016, respectively, and $28,080 and $27,624 for the six months ended December 31, 2017 and December 31, 2016, respectively, as disclosed in the Statements of Operations.

(c) The Distributor

Effective April 1, 2017, the Fund pays ETFMG Financial LLC. (“Distributor”), an affiliate of the Sponsor, an annual fee for statutory and wholesaling distribution services and related administrative services equal to the greater of $15,000 or 0.02% of the Fund’s average daily net assets, payable monthly. Pursuant to the Marketing Agent Agreement between the Sponsor, the Fund and the Distributor, the Distributor assists the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders.

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

The Fund incurred $4,410 and $3,955 in distribution and related administrative services for the three months ended December 31, 2017 and December 31, 2016, and $8,818 and $7,766 for the six months ended December 31, 2017 and December 31, 2016, respectively, as disclosed in the Statements of Operations.

The Fund also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of the Fund’s average daily net assets, payable monthly.

The Fund incurred $7,496 and $2,613 in wholesale support fees for the three months ended December 31, 2017 and December 31, 2016, respectively, and $12,920 and $5,875 for the six months ended December 31, 2017 and December 31, 2016, respectively, as disclosed in the Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.09% of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. The Fund incurred $10,738 and $5,593 in brokerage commissions and fees for the three months ended December 31, 2017 and December 31, 2016, respectively, and $18,897 and $11,970 for the six months ended December 31, 2017 and December 31, 2016, respectively, as disclosed in the Statements of Operations.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

December 31, 2017 (unaudited) (continued)

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. The Fund incurred $1,260 and $1,260, in trustee fees for the three months ended December 31, 2017 and December 31, 2016, respectively, and $2,520 and $2,520 for the six months ended December 31, 2017 and December 31, 2016, respectively, which is included in Other Expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

Through December 31, 2017, the Sponsor, in accordance with the Fund’s Expense Cap limitation paid all of the routine offering, operational, administrative and other ordinary expenses of the Fund in excess of 1.50% (excluding brokerage commissions and interest expense) of the Fund’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The Fund incurred $145,510 and $148,153 for the three months ended December 31, 2017 and December 31, 2016, respectively, and $272,846 and $299,860 for the six months ended December 31, 2017 and December 31, 2016, respectively, in routine offering, operational, administrative or other ordinary expenses. See Note 12.

The CTA fee waiver by Sit and the assumption of Fund expenses above the Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $22,330 and $-0-, respectively, for the three months ended December 31, 2017, $13,065 and $90,299, respectively, for the three months ended December 31, 2016, $49,453 and $-0-, respectively, for the six months ended December 31, 2017, and $29,400 and $170,290, respectively, for the six months ended December 31, 2016. See Note 12.

(g) Organizational and Offering Costs

Expenses incurred in connection with organizing the Fund and up to the offering of its Shares upon commencement of its investment operations on February 19, 2015, were paid by the Sponsor and Sit without reimbursement.

Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the three months ended December 31, 2017 and December 31, 2016, respectively, and for the six months ended December 31, 2017 and December 31, 2016, respectively, the Fund did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended December 31, 2017 and 2016, respectively, and for the six months ended December 31, 2017 and December 31, 2016, respectively, the Fund did not incur such expenses.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

December 31, 2017 (unaudited) (continued)

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

(b) Share Transactions

Summary of Share Transactions for the Three Months Ended December 31, 2017
	Shares	Net Assets Increase ( Decrease)
Shares Sold	450,000	$10,548,270
Shares Redeemed	(200,000)	(4,675,760)
Net Increase (Decrease)	250,000	$5,872,510

Summary of Share Transactions for the Three Months Ended December 31, 2016
	Shares	Net Assets Increase ( Decrease)
Shares Sold	50,000	$1,176,905
Shares Redeemed	(50,000)	(1,156,240)
Net Increase (Decrease)	—	$20,665

Summary of Share Transactions for the Six Months Ended December 31, 2017
	Shares	Net Assets Increase ( Decrease)
Shares Sold	750,000	$17,374,015
Shares Redeemed	(250,000)	(5,823,990)
Net Increase (Decrease)	500,000	$11,550,025

Summary of Share Transactions for the Six Months Ended December 31, 2016
	Shares	Net Assets Increase ( Decrease)
Shares Sold	50,000	$1,176,905
Shares Redeemed	(350,000)	(7,908,070)
Net Increase (Decrease)	(300,000)	$6,731,165

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

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

December 31, 2017 (unaudited) (continued)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2017, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

ETF MANAGERS GROUP COMMODITY TRUST I

Notes to Interim Financial Statements

December 31, 2017 (unaudited) (continued)

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three months ended December 31, 2017 and December 31, 2016, respectively, and the six months ended December 31, 2017 and December 31, 2016, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net Asset Value
Net asset value per Share, beginning of period	$23.12	$22.56	$23.15	$22.33
Net investment income (loss)	(0.03)	(0.09)	(0.07)	(0.17)
Net realized and unrealized gain (loss)	0.56	1.21	0.57	1.52
Net Income (Loss)	0.53	1.12	0.50	1.35
Net Asset Value per Share, end of period	$23.65	$23.68	$23.65	$23.68
Market Value per Share, end of period	$23.76	$23.77 (a)	$23.76	$23.77 (a)
Ratios to Average Net Assets*
Expense Ratio***	1.64%	1.66%	1.65%	1.70%
Expense Ratio*** before Waiver/Assumption	1.94%	5.49%	2.11%	5.10%
Net Investment Income (Loss)	(0.57)%	(1.46)%	(0.61)%	(1.49)%
Total Return, at Net Asset Value**	2.29%	4.96%	2.16%	6.03%
Total Return, at Market Value**	3.17%	5.55%	3.21%	6.40%

(a)	Represents the closing bid/ask mean as of December 31, 2016.

*	Percentages are annualized.

**   Percentages are not annualized.

*** As of February 19, 2015 and through December 31, 2017, Fund expenses had been capped at 1.50% of average daily net assets, plus brokerage commissions and interest expense, as disclosed in Note 4. Effective January 1, 2018, Fund expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense (See Note 12).

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

In November 2016, FASB issued a new Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force” (ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. This update will have no impact on the Fund’s Statements of Cash Flows.

(12) Subsequent Events

Effective January 1, 2018, the Sponsor has agreed to waive receipt of the Sponsor Fee and/or assume the Fund’s expenses (excluding brokerage fees, interest expense, and extraordinary expenses) so that the Fund’s total annual expenses do not exceed 1.00% per annum through January 31, 2019.

Further, the CTA fee, calculated daily and paid monthly in arrears was reduced from .50% per annum to .20% per annum of average daily net assets.

In addition to the reduction in the expense limit, effective January 1, 2018, the Sponsor Fee, calculated daily and paid monthly, became the greater of 0.15% of its average daily net assets, or $75,000, and the fees for Principal Financial Officer and Chief Compliance Officer services provided to the Fund by the Sponsor were each increased to $25,000 per annum. Certain additional fees paid to the Sponsor for tax return preparation and regulatory reporting fees were also increased. The Sponsor Fee, fees for the Principal Financial Officer and Chief Compliance Officer, and fees for tax return preparation and regulatory reporting reflect the level of fees charged to the Fund prior to January 1, 2017.

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

Overview

The Trust is a Delaware statutory trust formed on July 23, 2014. It is a series trust currently consisting of one publicly listed series: Sit Rising Rate ETF (the “Fund”). The Trust also includes one additional series, the Breakwave Dry Bulk Shipping ETF (“BDRY”) that may be publicly offered in the future but, as of December 31, 2017, the Fund is currently the Trust’s only publicly offered series. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Trust and the Fund operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of December 31, 2017 include:

Name	Ticker	Market Value USD
US 10YR FUT OPTN FEB18P 124.5	TYG8P124.5	$63,281
UNITED STATES TREAS BILLS	912796NX3	30,409,644
US 5YR NOTE MAR18	FVH8	(36,475,516)
US 2 YR NOTE MAR18	TUH8	(60,164,735)
US 5YR FUTR OPTN FEB18C 116	FVG8C116	(19,250)

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

The per Share market value of RISE and its NAV tracked closely for the three months ended December 31, 2017.

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

The per Share market value of RISE and its NAV tracked closely for the six months ended December 31, 2017.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended December 31, 2017. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the six months ended December 31, 2017. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the year ended December 31, 2016. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

Fund Share Price Performance

During the three months ended December 31, 2017, the NYSE Arca market value of each Share increased (+3.17%) from $23.03 per Share, representing the closing trade on September 29, 2017, to $23.76 per Share, representing the closing price on December 29, 2017. The Share price high and low for the three months ended December 31, 2017 and related change from the closing Share price on September 29, 2017 was as follows: Shares traded from a high of $23.81 per Share (+3.39%) on December 22, 2017 and December 26, 2017 to a low of $22.99 per Share (-0.17%) on October 13, 2017.

Fund Share Net Asset Performance

For the three months ended December 31, 2017, the net asset value of each Share increased (+2.29%) from $23.12 per Share, representing the closing net asset value per Share on September 30, 2017, to $23.65 per Share. Gains in the investments, futures and options contracts more than offset Fund expenses which resulted in the overall increase in the NAV per Share during the three months ended December 31, 2017.

Net income for the three months ended December 31, 2017, was $643,981, resulting from net realized gains on investments, futures and options contracts of $623,759, net unrealized gains on investments, futures and options contracts of $63,170 and the net investment loss of $42,948.

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

Fund Share Net Asset Value Performance

For the three months ended December 31, 2016, the net asset value of each Share increased (+4.96%) from $22.56 per Share, representing the closing net asset value per Share on September 30, 2016, to $23.68 per Share. Gains in the investments, futures and options contracts more than offset Fund expenses which resulted in the overall increase in the NAV per Share during the three months ended December 31, 2016.

Net income for the three months ended December 31, 2016, was $481,663, resulting from net realized gains on investments, futures and options contracts of $440,450, net unrealized gains on investments, futures and options contracts of $80,533, and the net investment loss of $39,320.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

Fund Share Price Performance

During the six months ended December 31, 2017, the NYSE Arca market value of each Share increased (+3.21%) from $23.02 per Share, representing the closing trade on June 30, 2017, to $23.76 per Share, representing the closing price on December 29, 2017. The Share price high and low for the six months ended December 31, 2017 and related change from the closing Share price on June 30, 2017 was as follows: Shares traded from a high of $23.81 per Share (+3.43%) on December 22, 2017 and December 26, 2017 to a low of $22.59 per Share (-1.87%) on August 29, 2017.

Fund Share Net Asset Performance

For the six months ended December 31, 2017, the net asset value of each Share increased (+2.16%) from $23.15 per Share, representing the closing net asset value per Share on June 30, 2017, to $23.65 per Share. Gains in the investments, futures and options contracts more than offset Fund expenses which resulted in the overall increase in the NAV per Share during the six months ended December 31, 2017.

Net income for the six months ended December 31, 2017, was $720,853, resulting from net realized gains on investments, futures and options contracts of $515,024, net unrealized gains on investments, futures and options contracts of $284,660 and the net investment loss of $78,831.

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

Fund Share Net Asset Value Performance

For the six months ended December 31, 2016, the net asset value of each Share increased (+6.03%) from $22.33 per Share, representing the closing net asset value per Share on June 30, 2016, to $23.68 per Share. Gains in the investments, futures and options contracts more than offset Fund expenses which resulted in the overall increase in the NAV per Share during the six months ended December 31, 2016.

Net income for the six months ended December 31, 2016, was $640,897, resulting from net realized gains on investments, futures and options contracts of $374,324, net unrealized gains on investments, futures and options contracts of $354,400, and the net investment loss of $87,827.

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

Management believes that as of December 31, 2017, it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

Off Balance Sheet Financing

As of December 31, 2017, neither the Trust nor the Fund has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

The waiver of the CTA Fee, pursuant to the undertaking, amounted to $22,330 and $13,065 for the three months ended December 31, 2017 and 2016, respectively. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $145,510 and $148,153, of which $-0- and $90,299 was absorbed by the Sponsor, for the three months ended December 31, 2017 and 2016, respectively.

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

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. On December 31, 2017, 1,400,040 shares of the Fund were outstanding for a market capitalization of $33,264,950.

(c)	Not applicable

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

ETF Managers Group Commodity Trust I (Registrant)

By:	ETF Managers Capital, LLC
its Sponsor

By:	/s/ Samuel Masucci III
Name: Samuel Masucci III
Title: Principal Executive Officer

By: /s/	John A. Flanagan
Name:	John A. Flanagan
Title:	Principal Financial Officer

Date: February 13, 2018