Form 10-Q
period 2018-03-31
ETF Managers Group Commodity Trust I
filed 2018-05-15
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-36851

ETF Managers Group Commodity Trust I
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4793446
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30 Maple Street – Suite 2 Summit, NJ 07901 (Address of Principal Executive Offices)	07901 (Zip Code)

844-383-6477

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of Shares outstanding, as of May 1, 2018: 1,700,040/(RISE)

Indicate the number of Shares outstanding, as of May 1, 2018: 150,040/(BDRY)

ETF MANAGERS GROUP COMMODITY TRUST I

Part I.
FINANCIAL INFORMATION

Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

March 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $39,945,438 and $2,252,315, respectively)	$39,891,510	$2,252,315	$42,143,825
Interest receivable	3,101	715	3,816
Segregated cash held by broker	678,391	1,483,651	2,162,042
Receivable for Shares sold	-	1,126,975	1,126,975
Total assets	40,573,002	4,863,656	45,436,658
Liabilities
Options written, at fair value (premiums received $44,529 and $-0-, respectively)	56,469	-	56,469
Payable for Shares redeemed	-	1,126,975	1,126,975
Payable on open futures contracts	230,718	352,150	582,868
Due to Sponsor	33,900	2,356	36,256
Total liabilities	321,087	1,481,481	1,802,568

Net Assets	$40,251,915	$3,382,175	$43,634,090

Shares outstanding (unlimited authorized)	1,650,040	150,040
Net asset value per share	$24.39	$22.54
Market value per share	$24.43	$22.78

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

June 30, 2017

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $20,283,172 and $-0-, respectively)	$20,319,994	$-	$20,319,994
Interest receivable	712	-	712
Segregated cash held by broker	521,215	-	521,215
Receivable on open futures contracts	21,795	-	21,795
Total assets	20,863,716	-	20,863,716
Liabilities
Options written, at fair value (premiums received $16,688 and $-0-, respectively)	3,477	-	3,477
Due to Sponsor	25,260	-	25,260
Total liabilities	28,737	-	28,737

Net Assets	$20,834,979	$-	$20,834,979

Shares outstanding (unlimited authorized)	900,040	-
Net asset value per share	$23.15	-
Market value per share	$23.02	-

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments

March 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

PURCHASED OPTIONS - 0.1% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $120.50 Expiring 04/20/2018 (137 contracts)	$27,828	$-	$27,828
TOTAL PURCHASED OPTIONS (cost $83,441)	27,828	-	27,828

SHORT-TERM INVESTMENTS - 95.6% and 0.0%, respectively
US TREASURY BILLS - 95.6% and 0.0%, respectively
United States Treasury Bills 0.000%, 04/12/2018 ($38,500,000 principal amount)	38,482,558	-	38,482,558
TOTAL US TREASURY BILLS (cost $38,480,873)	38,482,558	-	38,482,558

MONEY MARKET FUNDS - 3.4% and 66.6%, respectively
First American US Treasury Money Market Fund, Class Z, 1.40%* (1,381,124 shares)	1,381,124	-	1,381,124
First American US Treasury Obligations Fund, Class X, 1.56%* (2,252,315 shares)	-	2,252,315	2,252,315
TOTAL MONEY MARKET FUNDS (cost $1,381,124 and $2,252,315 respectively)	1,381,124	2,252,315	3,633,439

Total Investments (cost $39,945,438 and $2,252,315 respectively) - 99.1% and 66.6%, respectively	39,891,510	2,252,315	42,143,825
Other Assets in Excess of Liabilities - 0.9% and 33.4%, respectively (a)	360,405	1,129,860	1,490,265
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$40,251,915	$3,382,175	$43,634,090

* Annualized seven-day yield as of March 31, 2018

(a) $678,391 and $1,483,651, respectively, of cash is pledged as collateral for futures contracts and written options

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
March 31, 2018	(Depreciation)	(Depreciation)	(Depreciation)

Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
April 30, 2018 (Underlying Face Amount at Market Value - $500,800) (40 contracts)	$-	$(43,700)	$(43,700)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
May 31, 2018 (Underlying Face Amount at Market Value - $513,000) (40 contracts)	-	(31,500)	(31,500)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
June 29, 2018 (Underlying Face Amount at Market Value - $503,400) (40 contracts)	-	(41,100)	(41,100)
Baltic Exchange Supramax Average Shipping Route Expiring
April 30, 2018 (Underlying Face Amount at Market Value - $116,100) (10 contracts)	-	(8,400)	(8,400)
Baltic Exchange Supramax Average Shipping Route Expiring
May 31, 2018 (Underlying Face Amount at Market Value - $118,400) (10 contracts)	-	(6,100)	(6,100)
Baltic Exchange Supramax Average Shipping Route Expiring
June 29, 2018 (Underlying Face Amount at Market Value - $116,700) (10 contracts)	-	(7,800)	(7,800)
Baltic Capesize Time Charter Expiring April 30, 2018
(Underlying Face Amount at Market Value - $436,800) (40 contracts)	-	(175,450)	(175,450)
Baltic Capesize Time Charter Expiring May 31, 2018
(Underlying Face Amount at Market Value - $560,800) (40 contracts)	-	(51,450)	(51,450)
Baltic Capesize Time Charter Expiring June 29, 2018
(Underlying Face Amount at Market Value - $625,600) (40 contracts)	-	13,350	13,350

	$-	$(352,150)	$(352,150)

SIT RISING RATE ETF
Written Option Contracts
March 31, 2018

US 5 Year Note, Strike Price $114.25 Expiring 04/20/2018 (139 contracts)
(Premiums received $44,529)	$(56,469)	$-	$(56,469)

SIT RISING RATE ETF
Short Futures Contracts
March 31, 2018

US Treasury 5 Year Note Expiring June 2018 (Underlying Face Amount at Market Value - $41,091,477) (359 contracts)	$(206,248)	$-	$(206,248)
US Treasury 2 Year Note Expiring June 2018 (Underlying Face Amount at Market Value - $75,476,328) (355 contracts)	(24,470)	-	(24,470)
	$(230,718)	$-	$(230,718)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedule of Investments

June 30, 2017

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

PURCHASED OPTIONS - 0.3%
US Treasury 10 Year Note, Strike Price $127.00 Expiring 07/21/2017 (47 contracts)	$72,703	$-	$72,703
TOTAL PURCHASED OPTIONS (cost $38,188)	72,703	-	72,703

SHORT-TERM INVESTMENTS - 95.8%
US TREASURY BILLS - 95.8%
United States Treasury Bills 0.000%, 09/21/2017 ($20,000,000 principal amount)	19,957,000	-	19,957,000
TOTAL US TREASURY BILLS (cost $19,954,693)	19,957,000	-	19,957,000

MONEY MARKET FUNDS - 1.4%
First American US Treasury Money Market Fund, 0.70%* (290,291 shares)	290,291	-	290,291
TOTAL MONEY MARKET FUNDS (cost $290,291)	290,291	-	290,291

Total Investments (cost $20,283,172) - 97.5%	20,319,994	-	20,319,994
Other Assets in Excess of Liabilities - 2.5% (a)	514,985		514,985
TOTAL NET ASSETS - 100.0%	$20,834,979	$-	$20,834,979

* Annualized seven-day yield as of June 30, 2017

(a) $521,215 of cash is pledged as collateral for futures contracts and written options

	Unrealized	Unrealized	Unrealized
Written Option Contracts	Appreciation/	Appreciation/	Appreciation/
June 30, 2017	(Depreciation)	(Depreciation)	(Depreciation)

US 5 Year Note, Strike Price $118.75 Expiring 07/21/2017 (89 contracts)
(Premiums received $16,688)	$(3,477)	$-	$(3,477)

Short Futures Contracts
June 30, 2017

US Treasury 5 Year Note Expiring September 2017 (Underlying Face Amount at Market Value - $18,500,242) (157 contracts)	$(11,204)	$-	$(11,204)
US Treasury 2 Year Note Expiring September 2017 (Underlying Face Amount at Market Value - $45,815,188) (212 contracts)	32,999	-	32,999
	$21,795	$-	$21,795

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended March 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF*	COMBINED

Investment Income
Interest	$117,856	$1,061	$118,917

Expenses
Sponsor fee	$18,493	$3,082	21,575
CTA fee	18,112	1,095	19,207
Audit fees	21,304	13,600	34,904
Tax preparation fees	24,657	3,169	27,826
Admin/accounting/custodian/transfer agent fees	13,735	1,484	15,219
Legal fees	8,631	1,110	9,741
Printing and postage expenses	6,411	493	6,904
Chief Compliance Officer fees	6,164	616	6,780
Principal Financial Officer fees	6,164	616	6,780
Regulatory reporting fees	6,164	616	6,780
Brokerage commissions	10,000	6,408	16,408
Distribution fees	4,314	407	4,721
Insurance expense	3,699	370	4,069
Listing & calculation agent fees	3,107	247	3,354
Other expenses	5,159	493	5,652
Wholesale support fees	9,056	707	9,763
Total Expenses	165,170	34,513	199,683
Less: Waiver of Sponsor fee	(18,493)	-	(18,493)
Less: Waiver of CTA fee	-	(1,095)	(1,095)
Less: Expenses absorbed by Sponsor	(46,118)	(24,367)	(70,485)
Net Expenses	100,559	9,051	109,610
Net Investment Income (Loss)	$17,297	$(7,990)	$9,307

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	$1,668,846	$-	$1,668,846

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(652,845)	(352,150)	(1,004,995)
Net realized and unrealized gain (loss)	1,016,001	(352,150)	663,851
Net income (loss)	$1,033,298	$(360,140)	$673,158

* Period from March 22, 2018 (commencement of investment operations) to March 31, 2018.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended March 31, 2017 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Investment Income
Interest	$17,763	$-	$17,763

Expenses
Sponsor fee	$4,622	$-	$4,622
CTA fee	17,060	-	17,060
Audit fees	20,857	-	20,857
Tax preparation fees	6,164	-	6,164
Admin/accounting/custodian/transfer agent fees	13,512	-	13,512
Legal fees	8,631	-	8,631
Printing and postage expenses	5,548	-	5,548
Chief Compliance Officer fees	1,541	-	1,541
Principal Financial Officer fees	1,541	-	1,541
Regulatory reporting fees	1,541	-	1,541
Brokerage commissions	7,718	-	7,718
Distribution fees	3,699	-	3,699
Insurance expense	3,699	-	3,699
Listing & calculation agent fees	2,860	-	2,860
Other expenses	3,736	-	3,736
Wholesale support fees	3,412	-	3,412
Total Expenses	106,141	-	106,141
Less: Waiver of CTA fee	(17,060)	-	(17,060)
Less: Expenses absorbed by Sponsor	(30,181)	-	(30,181)
Net Expenses	58,900	-	58,900
Net Investment Income (Loss)	$(41,137)	$-	$(41,137)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	$147,281	$-	$147,281

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(357,457)	-	(357,457)
Net realized and unrealized gain (loss)	(210,176)	-	(210,176)
Net income (loss)	$(251,313)	$-	$(251,313)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Nine Months Ended March 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF*	COMBINED

Investment Income
Interest	$251,732	$1,061	$252,793

Expenses
Sponsor fee	$37,874	$3,082	$40,956
CTA fee	82,715	1,095	83,810
Audit fees	63,927	13,600	77,527
Tax preparation fees	37,259	3,169	40,428
Admin/accounting/custodian/transfer agent fees	41,815	1,484	43,299
Legal fees	26,277	1,110	27,387
Printing and postage expenses	19,446	493	19,939
Chief Compliance Officer fees	9,316	616	9,932
Principal Financial Officer fees	9,316	616	9,932
Regulatory reporting fees	9,316	616	9,932
Brokerage commissions	28,897	6,408	35,305
Distribution fees	13,132	407	13,539
Insurance expense	11,259	370	11,629
Listing & calculation agent fees	9,459	247	9,706
Other expenses	16,032	493	16,525
Wholesale support fees	21,976	707	22,683
Total Expenses	438,016	34,513	472,529
Less: Waiver of Sponsor fee	(18,493)	-	(18,493)
Less: Waiver of CTA fee	(49,453)	(1,095)	(50,548)
Less: Expenses absorbed by Sponsor	(56,804)	(24,367)	(81,171)
Net Expenses	313,266	9,051	322,317
Net Investment Income (Loss)	$(61,534)	$(7,990)	$(69,524)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	$2,183,870	$-	$2,183,870

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(368,185)	(352,150)	(720,335)
Net realized and unrealized gain (loss)	1,815,685	(352,150)	1,463,535
Net income (loss)	$1,754,151	$(360,140)	$1,394,011

* Period from March 22, 2018 (commencement of investment operations) to March 31, 2018.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Nine Months Ended March 31, 2017 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Investment Income
Interest	$30,106	$-	$30,106

Expenses
Sponsor fee	$42,430	$-	$42,430
CTA fee	46,460	-	46,460
Audit fees	62,026	-	62,026
Tax preparation fees	56,574	-	56,574
Admin/accounting/custodian/transfer agent fees	41,136	-	41,136
Legal fees	26,277	-	26,277
Printing and postage expenses	16,890	-	16,890
Chief Compliance Officer fees	14,143	-	14,143
Principal Financial Officer fees	14,143	-	14,143
Regulatory reporting fees	14,143	-	14,143
Brokerage commissions	19,688	-	19,688
Distribution fees	11,465	-	11,465
Insurance expense	11,259	-	11,259
Listing & calculation agent fees	8,706	-	8,706
Other expenses	11,374	-	11,374
Wholesale support fees	9,287	-	9,287
Total Expenses	406,001	-	406,001
Less: Waiver of CTA fee	(46,460)	-	(46,460)
Less: Expenses absorbed by Sponsor	(200,471)	-	(200,471)
Net Expenses	159,070	-	159,070
Net Investment Income (Loss)	$(128,964)	$-	$(128,964)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	$521,605	$-	$521,605

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(3,057)	-	(3,057)
Net realized and unrealized gain (loss)	518,548	-	518,548
Net income (loss)	$389,584	$-	$389,584

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended March 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF *	COMBINED

Net Assets at Beginning of Period	$33,105,857	$1,000	$33,106,857

Increase (decrease) in Net Assets from share transactions
Addition of 250,000 and 200,000 shares, respectively	6,112,760	4,868,290	10,981,050
Redemption of -0- and 50,000 shares, respectively	-	(1,126,975)	(1,126,975)
Net Increase (decrease) in Net Assets from share transactions	6,112,760	3,741,315	9,854,075

Increase (decrease) in Net Assets from operations
Net investment income (loss)	17,297	(7,990)	9,307
Net realized gain (loss)	1,668,846	-	1,668,846
Change in net unrealized gain (loss)	(652,845)	(352,150)	(1,004,995)

Net Increase (decrease) in Net Assets from operations	1,033,298	(360,140)	673,158

Net Assets at End of Period	$40,251,915	$3,382,175	$43,634,090

* Period from March 22, 2018 (commencement of investment operations) to March 31, 2018.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended March 31, 2017 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$10,655,701	$-	$10,655,701

Increase (decrease) in Net Assets from share transactions
Addition of 350,000 shares	8,288,095	-	8,288,095
Redemption of -0- shares	-	-	-
Net Increase (decrease) in Net Assets from share transactions	8,288,095	-	8,288,095

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(41,137)	-	(41,137)
Net realized gain (loss)	147,281	-	147,281
Change in net unrealized gain (loss)	(357,457)	-	(357,457)

Net Increase (decrease) in Net Assets from operations	(251,313)	-	(251,313)

Net Assets at End of Period	$18,692,483	$-	$18,692,483

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Nine Months Ended March 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF *	COMBINED

Net Assets at Beginning of Period	$20,834,979	$1,000	$20,835,979

Increase (decrease) in Net Assets from share transactions
Addition of 1,000,000 and 200,000 shares, respectively	23,486,775	4,868,290	28,355,065
Redemption of 250,000 and 50,000 shares, respectively	(5,823,990)	(1,126,975)	(6,950,965)
Net Increase (decrease) in Net Assets from share transactions	17,662,785	3,741,315	21,404,100

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(61,534)	(7,990)	(69,524)
Net realized gain (loss)	2,183,870	-	2,183,870
Change in net unrealized gain (loss)	(368,185)	(352,150)	(720,335)

Net Increase (decrease) in Net Assets from operations	1,754,151	(360,140)	1,394,011

Net Assets at End of Period	$40,251,915	$3,382,175	$43,634,090

* Period from March 22, 2018 (commencement of investment operations) to March 31, 2018.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Nine Months Ended March 31, 2017 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$16,745,969	$-	$16,745,969

Increase (decrease) in Net Assets from share transactions
Addition of 400,000 shares	9,465,000	-	9,465,000
Redemption of 350,000 shares	(7,908,070)	-	(7,908,070)
Net Increase (decrease) in Net Assets from share transactions	1,556,930	-	1,556,930

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(128,964)	-	(128,964)
Net realized gain (loss)	521,605	-	521,605
Change in net unrealized gain (loss)	(3,057)	-	(3,057)

Net Increase (decrease) in Net Assets from operations	389,584	-	389,584

Net Assets at End of Period	$18,692,483	$-	$18,692,483

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Nine Months Ended March 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF *	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$1,754,151	$(360,140)	$1,394,011
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(2,183,870)	-	(2,183,870)
Change in net unrealized appreciation (depreciation) on investments	368,185	352,150	720,335
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	(17,755,831)	(2,604,465)	(20,360,296)
Increase in interest receivable	(2,389)	(715)	(3,104)
Increase in segregated cash held by broker	(157,176)	(1,483,651)	(1,640,827)
Increase (Decrease) in options written, at fair value	52,992	-	52,992
Increase in receivable for Shares purchased	-	(1,126,975)	(1,126,975)
Increase in payable for Shares redeemed	-	1,126,975	1,126,975
Decrease (Increase) in receivable on open futures contracts	21,795	-	21,795
Increase in payable on open futures contracts	230,718	352,150	582,868
Increase in due to Sponsor	8,640	2,356	10,996
Net cash provided by (used in) operating activities	(17,662,785)	(3,742,315)	(21,405,100)
Cash flows from financing activities
Proceeds from sale of shares	23,486,775	4,868,290	28,355,065
Paid on redemption of shares	(5,823,990)	(1,126,975)	(6,950,965)
Net cash provided by financing activities	17,662,785	3,741,315	21,404,100
Net increase (decrease) in cash	-	(1,000)	(1,000)
Cash, beginning of period	-	1,000	1,000
Cash, end of period	$-	$-	$-

* Period from March 22, 2018 (commencement of investment operations) to March 31, 2018.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Nine Months Ended March 31, 2017 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$389,584	$-	$389,584
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(521,605)	-	(521,605)
Net change in net unrealized gain on investments	3,057	-	3,057
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	(1,369,420)	-	(1,369,420)
Increase in interest receivable	(86)	-	(86)
Decrease (increase) in segregated cash held by broker	15,656	-	15,656
(Decrease) Increase in options written, at fair value	(65,031)	-	(65,031)
Increase in receivable on open futures contracts	-	-	-
Decrease in payable on open futures contracts	(9,233)	-	(9,233)
Increase in due to Sponsor	148	-	148
Net cash provided by (used in) operating activities	(1,556,930)	-	(1,556,930)
Cash flows from financing activities
Proceeds from sale of shares	9,465,000	-	9,465,000
Paid on redemption of shares	(7,908,070)	-	(7,908,070)
Net cash provided by financing activities	1,556,930	-	1,556,930
Net increase (decrease) in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

See accompanying notes to unaudited interim combined financial statements.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements

March 31, 2018 (unaudited)

(1) Organization

ETF Managers Group Commodity Trust I (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently includes two separate series. SIT RISING RATE ETF (“RISE”) is the first series of the Trust and is a commodity pool that continuously issues common shares of beneficial interest that may be purchased and sold on the NYSE Arca, Inc. stock exchange (“NYSE Arca”). The second series of the Trust, Breakwave Dry Bulk Shipping ETF (“BDRY,” and together with RISE, the “Funds”), is also a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on NYSE Arca. The Funds are managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Trading Association (“NFA”). Sit Fixed Income Advisors II, LLC (“Sit”), a subsidiary of Sit Investment Associates, Inc., is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as RISE’s commodity trading advisor. Breakwave Advisors, LLC (“Breakwave”) is registered as a CTA with the CFTC and serves as BDRY’s commodity trading advisor.

RISE commenced investment operations on February 19, 2015. RISE commenced trading on NYSE Arca on February 19, 2015 and trades under the symbol “RISE.” BDRY commenced investment operations on March 22, 2018. BDRY commenced trading on NYSE Arca on March 22, 2018 and trades under the symbol “BDRY.”

For the period from January 27, 2016 through December 31, 2017, RISE paid Sit a fee equal to 0.50% per annum of the value of RISE’s average daily net assets for Sit’s services as the commodity trading advisor to RISE. Effective January 1, 2018, Sit is paid a fee equal to 0.20% per annum.

RISE’s investment objective is to profit from rising interest rates by tracking the performance of a portfolio (the “RISE Benchmark Portfolio”) consisting of exchange traded futures contracts and options on futures on 2, 5 and 10 year U.S. Treasury securities (“Treasury Instruments”) weighted to achieve a targeted negative 10-year average effective portfolio duration (the “Benchmark Component Instruments”). RISE seeks to achieve its investment objective by investing in the Benchmark Component Instruments currently constituting the RISE Benchmark Portfolio. The RISE Benchmark Portfolio is maintained by Sit and will be rebalanced, reconstituted, or both, monthly (typically on the 15th of each month and on the next business day if the 15th is a holiday, weekend, or other day on which the national exchanges are closed) to maintain a negative 10-year average effective duration. The RISE Benchmark Portfolio and RISE will each maintain a short position in Treasury Instruments. RISE does not use futures contracts or options to obtain leveraged investment results. RISE will not invest in swaps or other over the counter derivative instruments.

The weighting of the Treasury Instruments constituting the Benchmark Component Instruments will be based on each maturity’s duration contribution. The expected range for the duration weighted percentage of the 2 year and 5 year maturity Treasury Instruments will be from 30% to 70%. The expected range for the duration weighted percentage of the 10-year maturity Treasury Instruments will be from 5% to 25%. The relative weightings of the Benchmark Component Instruments will be shifted between maturities when there are material changes in the shape of the yield curve, for example, if the Federal Reserve began raising short term interest rates more than long term interest rates. In such an instance, Sit, which maintains the RISE Benchmark Portfolio, will elect to increase the weightings of the 2 year and reduce the weighting in the 10-year maturity. Conversely, Sit will do the opposite if the Federal Reserve began raising long term interest rates more than short term interest rates. Reconstitution and rebalancing each will occur monthly, on the 15th, except for as noted above or if there are radical changes in the yield curve such that effective duration is outside of a range from negative nine to negative 11-year average effective duration, in which case Sit will adjust the maturities of the Treasury Instruments before the next expected monthly reconstitution.

The Sponsor anticipates that approximately 5% to 15% of RISE’s assets will be used as payment for or collateral for Treasury Instruments. In order to collateralize its Treasury Instrument positions, RISE will hold such assets, from which it will post margin to its futures commission merchant (“FCM”), SG Americas Securities, LLC, in an amount equal to the margin required by the relevant exchange, and transfer to its FCM any additional amounts that may be separately required by the FCM. When establishing positions in Treasury Instruments, RISE will be required to deposit initial margin with a value of approximately 3% to 10% of the value of each Treasury Instrument position at the time it is established. These margin requirements are subject to change from time to time by the exchange or the FCM. On a daily basis, RISE will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Treasury Instruments positions. Any assets not required to be posted as margin with the FCM will be held at RISE’s custodian in cash or cash equivalents, as discussed below.

The RISE Benchmark Portfolio will be invested in Benchmark Component Instruments and rebalanced, as noted above to maintain a negative average effective portfolio duration of approximately 10 years. Duration is a measure of estimated price sensitivity relative to changes in interest rates. Portfolios with longer durations are typically more sensitive to changes in interest rates. For example, if interest rates rise by 1%, the market value of a security with an effective duration of 5 years would decrease by 5%, with all other factors being constant, and likewise the market value of a security with an effective duration of negative 5 years would increase by 5%, with all other factors being constant. The correlation between duration and price sensitivity is greater for securities rated investment-grade than it is for securities rated below investment-grade.

Duration estimates are based on assumptions by Sit and are subject to a number of limitations. Effective duration is calculated based on historical price changes of U.S. Treasuries and Treasury Instruments held by the RISE Benchmark Portfolio, and therefore is a more accurate estimate of price sensitivity provided interest rates remain within their historical range. Investments in debt securities typically decrease in value when interest rates rise. The risk is usually greater for longer-term debt securities.

When RISE purchases an option that expires “out of the money,” RISE will realize a loss. RISE may not be able to invest its assets in futures and options contracts having an aggregate notional amount exactly equal to that which is required to achieve a negative 10-year average effective duration. For example, as standardized contracts, U.S. Treasury futures contracts are denominated in specific dollar amounts, and RISE’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, RISE may be better able to achieve the exact amount of exposure desired through the use of other investments.

BDRY’s investment objective is to provide investors with exposure to the daily change in the price of dry bulk freight futures, before expenses and liabilities of BDRY, by tracking the performance of a portfolio (the “BDRY Benchmark Portfolio”, and together with the RISE Benchmark Portfolio, the “Benchmark Portfolios”) consisting of a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight (“Freight Futures”). Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The value of the Capesize 5TC Index is disseminated at 11:00 a.m., London Time and the value of the Panamax 4TC Index and the Supramax 6TC Index each is disseminated at 1:00 p.m., London Time. The Reference Index information disseminated by the Baltic Exchange also includes the components and value of each component in each Reference Index. Such Reference Index information also is widely disseminated by Reuters and/or other major market data vendors.

BDRY seeks to achieve its investment objective by investing substantially all of its assets in the Freight Futures currently constituting the BDRY Benchmark Portfolio. The BDRY Benchmark Portfolio includes all existing positions to maturity and settles them in cash. During any given calendar quarter, the BDRY Benchmark Portfolio progressively increases its positions to the next calendar quarter three-month strip, thus maintaining constant exposure to the Freight Futures market as positions mature.

The BDRY Benchmark Portfolio maintains long-only positions in Freight Futures. The BDRY Benchmark Portfolio includes a combination of Capesize, Panamax and Supramax Freight Futures. More specifically, the BDRY Benchmark Portfolio includes 50% exposure in Capesize Freight Futures contracts, 40% exposure in Panamax Freight Futures contracts and 10% exposure in Supramax Freight Futures contracts. The BDRY Benchmark Portfolio does not include and BDRY does not invest in swaps, non-cleared dry bulk freight forwards or other over-the-counter derivative instruments that are not cleared through exchanges or clearing houses. BDRY may hold exchange-traded options on Freight Futures. The BDRY Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually. The Freight Futures currently constituting the BDRY Benchmark Portfolio, as well as the daily holdings of BDRY are available on BDRY’s website at www.drybulketf.com.

When establishing positions in Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BDRY’s FCM, MacQuarie Futures USA LLC. On a daily basis, BDRY is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with the FCM may be held at BDRY’s custodian or remain with the FCM in cash or cash equivalents, as discussed below.

BDRY was created to provide investors with a cost-effective and convenient way to gain exposure to daily changes in the price of Freight Futures. BDRY is intended to be used as a diversification opportunity as part of a complete portfolio, not a complete investment program.

The Funds will incur certain expenses in connection with their operations. The Funds will hold cash or cash equivalents such as U.S. Treasuries or other high credit quality, short-term fixed-income or similar securities for direct investment or as collateral for the Treasury Instruments and for other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. These expenses and income from the cash and cash equivalent holdings may cause imperfect correlation between changes in the Funds’ net asset value (“NAV”) and changes in the Benchmark Portfolios, because the Benchmark Portfolios do not reflect expenses or income.

The Funds seek to trade their positions prior to maturity; accordingly, natural market forces may cost the Funds while rebalancing. Each time the Funds seek to reconstitute their positions, barring movement in the underlying securities, the futures and option prices may be higher or lower. Such differences in price, barring a movement in the price of the underlying security, will constitute “roll yield” and may inhibit the Funds’ ability to achieve their respective investment objective.

Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract.

The CTA will close existing positions when it determines it would be appropriate to do so and reinvest the proceeds in other positions. Positions may also be closed out to meet orders for redemption baskets.

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying financial statements of the Funds have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Each Fund qualifies as an investment company for financial reporting purposes under Topic 946 of the Accounting Standard Codification of U.S. GAAP.

The accompanying financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial statements. These interim financial statements should be read in conjunction with RISE’s annual report on Form 10-K for the year ended June 30, 2017, RISE’s prospectus dated January 22, 2018 (the “RISE Prospectus”) and BDRY’s prospectus dated March 13, 2018 (the “BDRY Prospectus,” and together with the RISE Prospectus, the “Prospectuses”). Interim period results are not necessarily indicative of results for a full-year period.

(b) Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and accompanying notes. Actual results could differ from those estimates. There were no significant estimates used in the preparation of the financial statements.

(c) Cash

Cash, when shown in the Statements of Assets and Liabilities, represents non-segregated cash with the custodian and does not include short-term investments.

(d) Cash Held by Broker

Sit is registered as a “commodity trading advisor” and acts as such for RISE. Breakwave is registered as a “commodity trading advisor” and acts as such for BDRY. Each Fund’s arrangement with its respective FCM requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Brokers (as defined below). These amounts are shown as Segregated cash held by broker in the Statements of Assets and Liabilities. The Funds deposit cash or United States Treasury Obligations, as applicable, with their respective FCM subject to the CFTC regulations and various exchange and broker requirements. The combination of the Funds’ deposits with their respective FCM of cash and United States Treasury Obligations, as applicable, and the unrealized gain or loss on open futures contracts (variation margin) represents the Funds’ overall equity in their respective brokerage trading account. The Funds use their cash held by their respective FCM to satisfy variation margin requirements. The Funds earn interest on their cash deposited with their respective FCM and interest income is recorded on the accrual basis.

(e) Final Net Asset Value for Fiscal Period

The calculation time of each Fund’s final net asset value for creation and redemption of Fund shares for the three months ended March 31, 2018 was at 4:00 p.m. Eastern Time on March 30, 2018.

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended March 31, 2018.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculations of the Funds’ final creation/redemption NAVs at March 31, 2018 and June 30, 2017.

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

Futures and options contracts are valued at the last settled price on the applicable exchange on which that futures and/or options contract trades.

(g) Financial Instruments and Fair Value

Each Fund discloses the fair value of its investments in accordance with the Financial Accounting Standards Board (“FASB”) fair value measurement and disclosure guidance which requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The disclosure requirements establish a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent to the Fund (observable inputs); and (2) the Fund’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the disclosure requirements hierarchy are as follows:

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

The following tables summarize RISE’s valuation of investments at March 31, 2018 and at June 30, 2017 using the fair value hierarchy:

	March 31, 2018 (unaudited)
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$39,863,682	a	$27,828	a	$(56,469	)b	$(230,718	)c	$39,604,323

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Options Written, at fair value in the Combined Statements of Assets and Liabilities.

c – Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2017 (audited)
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$20,247,291	a	$72,703	a	$(3,477	)b	$21,795	c	$20,338,312

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Options Written, at fair value in the Combined Statements of Assets and Liabilities.

c – Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the nine months ended March 31, 2018 and the year ended June 30, 2017, RISE recognized no transfers from Level 1, Level 2 or Level 3.

The following table summarizes BDRY’s valuation of investments at March 31, 2018 using the fair value hierarchy:

	March 31, 2018 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$2,252,315	a	$(352,150	)b	$1,900,165

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the period from March 22, 2018 (commencement of investment operations) to March 31, 2018, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

(h) Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis, and marked to market daily. Unrealized gain/loss on open futures contracts is reflected in Receivable/Payable on open futures contracts in the Combined Statements of Assets and Liabilities and the change in the unrealized gain/loss between periods is reflected in the Combined Statements of Operations. RISE’s discounts on short-term securities purchased are accreted daily and reflected as Interest Income, when applicable, in the Combined Statements of Operations. BDRY’s interest earned on short-term securities and on cash deposited with MacQuarie Futures USA LLC are accrued daily and reflected as Interest Income, when applicable, in the Combined Statements of Operations.

(i) Federal Income Taxes

Each Fund is registered as a Delaware statutory trust and is treated as a partnership for U.S. federal income tax purposes. Accordingly, the Funds do not expect to incur U.S. federal income tax liability; rather, each beneficial owner is required to take into account their allocable share of the Funds’ income, gain, loss, deductions and other items for the Funds’ taxable year ending with or within the beneficial owner’s taxable year.

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at March 31, 2018 and December 31, 2017. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

(3) Investments

(a) Short-Term Investments

The Funds may purchase U.S. Treasury Bills, agency securities, and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be used as margin for the Funds’ trading in futures contracts.

(b) Accounting for Derivative Instruments

In seeking to achieve each Fund’s investment objective, the applicable commodity trading advisor uses a mathematical approach to investing. Using this approach, the applicable commodity trading advisor determines the type, quantity and mix of investment positions that it believes in combination should produce returns consistent with the Fund’s objective.

All open derivative positions at March 31, 2018 and at June 30, 2017, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

Following is a description of the derivative instruments used by the Funds during the reporting period, including the primary underlying risk exposures.

(c) Futures Contracts

The Funds enter into futures contracts to gain exposure to changes in the value of the Benchmark Portfolios. A futures contract obligates the seller to deliver (and the purchaser to accept) the future cash settlement of a specified quantity and type of a treasury futures contract at a specified time and place. The contractual obligations of a buyer or seller of a treasury futures contract may generally be satisfied by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

Upon entering into a futures contract, the Funds are required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected. The initial margin is segregated as Cash held by broker, as disclosed in the Combined Statements of Assets and Liabilities, and is restricted as to its use. Pursuant to the futures contract, the Funds agree to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by the Funds as unrealized gains or losses. The Funds will realize a gain or loss upon closing a futures transaction.

Futures contracts involve, to varying degrees, elements of market risk (specifically treasury price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure the Funds have in the particular classes of instruments. Additional risks associated with the use of futures contracts include imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal counterparty risk to the Funds since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default.

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of March 31, 2018

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Unrealized Gain	Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	—	—	Payable an open futures contracts	$(230,718	)**
Interest Rate Risk	—	—	Written options, at fair value	$(56,469	)*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.
**	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of June 30, 2017

	Asset Derivatives			Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Unrealized Gain		Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$21,795	*	—	—
Interest Rate Risk	—	—		Written options, at fair value	$(3,477	)**

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.
**	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$1,668,846	$(660,568)

The futures and options contracts open at March 31, 2018 are indicative of the activity for the three months ended March 31, 2018.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2017

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$147,281	$(357,457)

The futures and options contracts open at March 31, 2017 are indicative of the activity for the three months ended March 31, 2017.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$2,183,690	$(367,563)

The futures and options contracts open at March 31, 2018 are indicative of the activity for the nine months ended March 31, 2018.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2017

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$521,605	$(3,057)

The futures and options contracts open at March 31, 2017 are indicative of the activity for the nine months ended March 31, 2017.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of March 31, 2018

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Unrealized Gain	Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	—	—	Payable on open futures contracts	$(352,150	)*

* Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$-	$(352,150)

The futures contracts open at March 31, 2018 are indicative of the activity for the period from March 22, 2018 to March 31, 2018.

(4) Agreements

(a) Management Fee

Each Fund pays the Sponsor a sponsor fee (the “Sponsor Fee”) in consideration of the Sponsor’s advisory services to the Funds. Additionally, each Fund pays its respective commodity trading advisor a license and service fee (the “CTA fee”).

Effective January 1, 2018, the Sponsor has agreed to waive receipt of the Sponsor Fee for RISE and/or assume RISE’s expenses (excluding brokerage fees, interest expense, and extraordinary expenses) so that RISE’s total annual expenses do not exceed 1.00% per annum through January 31, 2019.

Further, RISE’s CTA fee, calculated daily and paid monthly in arrears, was reduced from .50% per annum to .20% per annum of average daily net assets.

In addition to the reduction in the expense limit, effective January 1, 2018, RISE’s Sponsor Fee, calculated daily and paid monthly, became the greater of 0.15% of its average daily net assets, or $75,000, and the fees for Principal Financial Officer and Chief Compliance Officer services provided to RISE by the Sponsor were each increased to $25,000 per annum. Certain additional fees paid to the Sponsor for tax return preparation and regulatory reporting fees were also increased. The Sponsor Fee, fees for the Principal Financial Officer and Chief Compliance Officer, and fees for tax return preparation and regulatory reporting reflect the level of fees charged to RISE prior to January 1, 2017. Through December 31, 2017, RISE paid the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $18,750 effective January 1, 2017 ($75,000 for the period from February 20, 2016 through December 31, 2016).

RISE paid an annual fee to Sit, monthly in arrears, in an amount equal to 0.50% of RISE’s average daily net assets, effective January 27, 2016 and through December 31, 2017. As of February 19, 2015, through December 31, 2017, Sit had agreed to waive its CTA fee to the extent necessary, and the Sponsor had agreed to correspondingly assume the remaining expenses of RISE such that RISE’s expenses did not exceed an annual rate of 1.50%, excluding brokerage commissions and interest expense, of the value of the Fund’s average daily net assets (the “RISE Expense Cap”).

BDRY pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $125,000. BDRY also paid an annual fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. As of March 22, 2018, Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BDRY such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions and interest expense, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap,” and together with the RISE Expense Cap, the “Expense Caps”). The assumption of expenses by the Sponsor and waiver of BDRY’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of RISE’s Sponsor fee, pursuant to the undertaking, amounted to $18,493 for the three months ended March 31, 2018. The assumption of expenses by the Sponsor for BDRY, pursuant to the undertaking, amounted to $24,367 for the period from March 22, 2018 to March 31, 2018, as disclosed in the Combined Statements of Operations.

The waiver of RISE’s CTA fees, pursuant to the prior undertaking, amounted to $17,060 for the three months ended March 31, 2017, and $49,453 and $46,450 for the nine months ended March 31, 2018 and March 31, 2017, respectively. The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $1,095 for the period from March 22, 2018 to March 31, 2018, as disclosed in the Combined Statements of Operations. The Funds currently accrue their daily expenses up to the applicable Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Funds’ respective Expense Cap, which in the case of RISE, aggregated $46,118 and $30,181 for the three months ended March 31, 2018 and March 31, 2017, respectively, and $56,804 and $200,471 for the nine months ended March 31, 2018 and March 31, 2017, respectively, and in the case of BDRY, aggregated $24,367 for the period from March 22, 2018 to March 31, 2018, as disclosed in the Combined Statements of Operations.

(b) The Administrator, Custodian, Fund Accountant and Transfer Agent

Each Fund has appointed U.S. Bank, a national banking association, with its principal office in Milwaukee, Wisconsin, as the custodian (the “Custodian”). Its affiliate, U.S. Bancorp Fund Services, is the Fund accountant (“the Fund accountant”) of the Funds, transfer agent (the “Transfer Agent”) for Fund shares and administrator for the Funds (the “Administrator”). It performs certain administrative and accounting services for the Funds and prepares certain SEC, NFA and CFTC reports on behalf of the Funds. (U.S. Bank and U.S. Bancorp Fund Services are referred to collectively hereinafter as “U.S. Bank”).

Effective February 19, 2016, RISE has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. For the first year of services, RISE paid U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. RISE paid U.S. Bank $13,735 and $13,512 for the three months ended March 31, 2018 and March 31, 2017, respectively, and $41,815 and $41,136 for the nine months ended March 31, 2018 and March 31, 2017, respectively, as disclosed in the Combined Statements of Operations.

Effective March 22, 2018, BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $1,484 for the period from March 22, 2018 to March 31, 2018, as disclosed in the Combined Statements of Operations.

(c) The Distributor

The Funds pay ETFMG Financial LLC. (the “Distributor”), an affiliate of the Sponsor, an annual fee for statutory and wholesaling distribution services and related administrative services equal to the greater of $15,000 or 0.02% of the Funds’ average daily net assets, payable monthly. Pursuant to the respective Marketing Agent Agreement between the Sponsor, each Fund and the Distributor, the Distributor assists the Sponsor and the applicable Fund with certain functions and duties relating to distribution and marketing services to the applicable Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders.

ALPS Distributors, Inc. (“ALPS”) provided statutory and wholesaling distribution services to RISE from December 1, 2015 through March 31, 2017. RISE paid an annual fee for such distribution services and related administrative services equal to $15,000 plus 0.02% of RISE’s average daily net assets, payable monthly. This fee had two components, with a portion of the fee paid to ALPS for the statutory distribution services and a portion paid to the Sponsor for the related administrative services. Pursuant to the Marketing Agent Agreement between the Sponsor, RISE and the ALPS, the former distributor assisted the Sponsor and RISE with certain functions and duties relating to distribution and marketing services to RISE, including reviewing and approving marketing materials and certain regulatory compliance matters. ALPS also assisted with the processing of creation and redemption orders.

RISE incurred $4,314 and $3,699 in distribution and related administrative services for the three months ended March 31, 2018 and March 31, 2017, and $13,132 and $11,465 for the nine months ended March 31, 2018 and March 31, 2017, respectively. BDRY incurred $407 in distribution and related administrative services for the period from March 22, 2018 to March 31, 2018, as disclosed in the Combined Statements of Operations.

RISE also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. BDRY pays the Sponsor for wholesale support services $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

RISE incurred $9,056 and $3,412 in wholesale support fees for the three months ended March 31, 2018 and March 31, 2017, respectively, and $21,976 and $9,287 for the nine months ended March 31, 2018 and March 31, 2017, respectively. BDRY incurred $707 in wholesale support fees for the period from March 22, 2018 to March 31, 2018, as disclosed in the Combined Statements of Operations.

(d) The Commodity Broker

SG Americas Securities, LLC, a Delaware limited liability company, serves as RISE’s clearing broker. MacQuarie Futures USA LLC, a Delaware limited liability company, serves as BDRY’s clearing broker (such clearing broker, together with SG Americas Securities, LLC, the “Commodity Brokers”). In their capacity as clearing broker, the Commodity Brokers execute and clear the Funds’ futures transactions and perform certain administrative services for the Funds.

The Funds pay respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees to exceed 0.09% for RISE, and 0.40% for BDRY, of the net asset value of the applicable Fund for execution and clearing services on behalf of the applicable Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. RISE incurred $10,000 and $7,718 in brokerage commissions and fees for the three months ended March 31, 2018 and March 31, 2017, respectively, and $28,897 and $19,688 for the nine months ended March 31, 2018 and March 31, 2017, respectively. BDRY incurred $6,408 in brokerage commissions and fees for the period from March 22, 2018 to March 31, 2018, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the respective Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. RISE incurred $1,233 and $1,233, in trustee fees for the three months ended March 31, 2018 and March 31, 2017, respectively, and $3,753 and $3,753 for the nine months ended March 31, 2018 and March 31, 2017, respectively. BDRY incurred $68 in trustee fees for the period from March 22, 2018 to March 31, 2018, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

Effective January 1, 2018, the Sponsor, in accordance with the RISE Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.00% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. For the three months ended March 31, 2018, the Sponsor paid $46,118 in accordance with the Expense Cap limitation.

Through December 31, 2017, the Sponsor, in accordance with RISE’s Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.50% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. RISE incurred $165,170 and $106,141 for the three months ended March 31, 2018 and March 31, 2017, respectively, and $438,016 and $406,001 for the nine months ended March 31, 2018 and March 31, 2017, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for RISE by Sit expired December 31, 2017, and for the nine months ended March 31, 2018, the Combined Statements of Operations includes $49,453 in CTA fee waivers, which was attributable to the six months ended December 31, 2017. The CTA fee waiver for RISE was $17,060 and $46,460, respectively for the three months ended March 31, 2017 and the nine months ended March 31, 2017.

The Sponsor fee waiver for RISE by the Sponsor commenced January 1, 2018, pursuant to the undertaking (as discussed in Note 4a) and amounted to $18,493 for the three months ended March 31, 2018.

In addition, the assumption of Fund expenses above the RISE Expense Cap by the Sponsor, pursuant to the undertakings (as discussed in Note 4a), amounted to $46,118 and $30,181, respectively, for the three months ended March 31, 2018 and March 31, 2017, and $56,804 and $200,471, respectively, for the nine months ended March 31, 2018 and March 31, 2017, respectively.

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 1.00% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $34,513 during the period from March 22, 2018 to March 31, 2018, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $1,095 for the period from March 22, 2018 to March 31, 2018.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $24,367 for the period from March 22, 2018 to March 31, 2018.

(g) Organizational and Offering Costs

Expenses incurred in connection with organizing RISE and up to the offering of its Shares upon commencement of its investment operations on February 19, 2015, were paid by the Sponsor and Sit without reimbursement. Expenses incurred in connection with organizing BDRY and up to the offering of its Shares upon commencement of its investment operations on March 22, 2018, were paid by the Sponsor and Breakwave without reimbursement.

Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the three months ended March 31, 2018 and March 31, 2017, respectively, and for the nine months ended March 31, 2018 and March 31, 2017, respectively, RISE did not incur such expenses. For the period from March 22, 2018 to March 31, 2018, BDRY did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2018 and March 31, 2017, respectively, and for the nine months ended March 31, 2018 and March 31, 2017, respectively, RISE did not incur such expenses. For the period from March 22, 2018 to March 31, 2018, BDRY did not incur such expenses.

(5) Creations and Redemptions

Each Fund issues and redeems Shares from time to time, but only in one or more Creation Baskets. A Creation Basket is a block of 50,000 Shares of each Fund. Baskets may be created or redeemed only by Authorized Participants.

Except when aggregated in Creation Baskets, the Shares are not redeemable securities. Retail investors, therefore, generally will not be able to purchase or redeem Shares directly from or with each Fund. Rather, most retail investors will purchase or sell Shares in the secondary market with the assistance of a broker. Thus, some of the information contained in these Notes to Financial Statements – such as references to the Transaction Fee imposed on creations and redemptions – is not relevant to retail investors.

(a) Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Creation Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, which goes directly to the Custodian. The AP Transaction Fees are paid by the Authorized Participants and not by the Funds.

(b) Share Transactions

SIT RISING RATE ETF

Summary of Share Transactions for the Three Months Ended March 31, 2018
	Shares	Net Assets Increase
Shares Sold	250,000	$6,112,760
Shares Redeemed	-	-
Net Increase	250,000	$6,112,760

Summary of Share Transactions for the Three Months Ended March 31, 2017
	Shares	Net Assets Increase
Shares Sold	350,000	$8,288,095
Shares Redeemed	-	-
Net Increase	350,000	$8,288,095

Summary of Share Transactions for the Nine Months Ended March 31, 2018
	Shares	Net Assets Increase (Decrease)
Shares Sold	1,000,000	$23,486,775
Shares Redeemed	(250,000)	(5,823,990)
Net Increase (Decrease)	750,000	$17,662,785

Summary of Share Transactions for the Nine Months Ended March 31, 2017
	Shares	Net Assets Increase (Decrease)
Shares Sold	400,000	$9,465,000
Shares Redeemed	(350,000)	(7,908,070)
Net Increase (Decrease)	50,000	$1,556,930

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Period from March 22, 2018 to Ended March 31, 2018
	Shares	Net Assets Increase
Shares Sold	200,000	$4,868,290
Shares Redeemed	(50,000)	(1,126,975)
Net Increase	150,000	$3,741,315

(6) Risk

(a) Investment Related Risk

The NAV of RISE’s shares relates directly to the value of the U.S. treasuries, cash and cash equivalents held by RISE and the portfolio’s negative effective duration established and maintained through RISE’s investment in Treasury Instruments. Fluctuations in the prices of these assets could materially adversely affect the value and performance of an investment in RISE’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in RISE could be lost.

Investments in debt securities typically decrease in value when interest rates rise, however, RISE attempts to maintain a portfolio with a negative effective duration and therefore anticipates that an increase in interest rates may increase RISE’s value, and a decrease in rates may lower RISE’s value. The NAV of RISE’s shares relates directly to the value of U.S. Treasuries and Treasury Instruments held by RISE which are materially impacted by interest rate movements. The magnitude of the impact on value from a change in interest rates is often greater for longer-term fixed income than shorter-term securities. Interest rates have been near historic lows since the market events of 2008 and may remain low.

Interest rate movements are heavily influenced by the action of the Board of Governors of the Federal Reserve System and other central banks. Their actions are based on judgments and policies which involve numerous political and economic factors which are unpredictable. Recent interest rate and monetary policies have been unprecedented and may continue to be so.

RISE attempts to track a portfolio benchmark. The performance of RISE may not closely track the performance of the RISE Benchmark Portfolio for a variety of reasons. For example, RISE incurs operating expenses and portfolio transaction costs not incurred by the benchmark. RISE is also required to manage cash flows and may experience operational inefficiencies the benchmark does not. In addition, RISE may not be fully invested in the contents of its benchmark at all times or may hold securities not included in its benchmark.

RISE invests in Treasury Instruments and U.S. treasuries with exposure to different maturity dates. Generally, RISE’s exposure to securities with maturities of 2 and 5 years will be greater than its exposure to securities with maturities of 10 years. Interest rates do not change uniformly for U.S. Treasuries of different maturities and therefore if interest rates rise, the investment performance of RISE will be impacted by RISE’s current maturity exposure which may be different from the expectations of the Sponsor and investors in RISE. At any time, RISE’s maturity exposure may not be optimal with respect to a movement in interest rates which would negatively impact performance.

The NAV of BDRY’s shares relates directly to the value of the futures portfolio, cash and cash equivalents held by BDRY. Fluctuations in the prices of these assets could materially adversely affect the value and performance of an investment in BDRY’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in BDRY could be lost.

The NAV of BDRY’s shares relates directly to the value of futures investments held by BDRY which are materially impacted by fluctuations in changes in spot charter rates. Charter rates for dry bulk vessels are volatile and have declined significantly since their historic highs and may remain at low levels or decrease further in the future.

Futures and options contracts have expiration dates. Before or upon the expiration of a contract, BDRY may be required to enter into a replacement contract that is priced higher or that have less favorable terms than the contract being replaced (see “Negative Roll Risk,” below). The Freight Futures market settles in cash against published indices, so there is no physical delivery against the futures contracts.

Similar to other futures contracts, the Freight Futures curve shape could be either in “contango” (where the futures curve is upward sloping with next futures price higher than the current one) or “backwardation” (where each the next futures price is lower than the current one). Contango curves are generally characterized by negative roll cost, as the expiring contract value is lower that the next prompt contract value, assuming the same lot size. That means there could be losses incurred when the contracts are rolled each period and such losses are independent of the Freight Futures price level.

(b) Liquidity Risk

In certain circumstances, such as the disruption of the orderly markets for the futures contracts or Financial Instruments in which the Funds invest, the Funds might not be able to dispose of certain holdings quickly or at prices that represent what the market value may have been in an orderly market. Futures and option positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption can also make it difficult to liquidate a position. The large size of the positions that the Funds may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so. Such a situation may prevent the Funds from limiting losses, realizing gains or achieving a high correlation with the applicable Benchmark Portfolio.

(7) Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses are allocated pro rata among the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Sponsor which are in excess of the Sponsor’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Funds as a percentage of total Shareholders’ capital. Distributions (other than redemption of units) may be made at the sole discretion of the Sponsor on a pro rata basis in accordance with the respective interests of the Shareholders.

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of March 31, 2018, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three months ended March 31, 2018 and March 31, 2017, respectively, and the nine months ended March 31, 2018 and March 31, 2017, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31, 2018		MARCH 31, 2017
	SIT RISING	BREAKWAVE DRY BULK	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF *	RATE ETF	SHIPPING ETF *

Net Asset Value
Net asset value per Share, beginning of period	$23.65	$25.00	$23.68	-
Net investment income (loss)	0.01	(0.06)	(0.07)	-
Net realized and unrealized gain (loss)	0.73	(2.40)	(0.25)	-
Net Income (Loss)	0.74	(2.46)	(0.32)	-
Net Asset Value per Share, end of period	$24.39	$22.54	$23.36	-
Market Value per Share, end of period	$24.43	$22.78	$23.41	-
Ratios to Average Net Assets**
Expense Ratio****	1.11%	10.99%	1.73%	-
Expense Ratio**** before Waiver/Assumption	1.82%	41.91%	3.11%	-
Net Investment Income (Loss)	0.19%	(9.70)%	(1.21)%	-
Total Return, at Net Asset Value***	3.13%	(9.84)%	(1.33)%	-
Total Return, at Market Value***	2.82%	(8.88)%	(1.51)%	-

*	Period from March 22, 2018 (commencement of investment operations) to March 31, 2018.
**	Percentages are annualized
***	Percentages are not annualized
****	For Sit Rising Rate ETF, as of February 19, 2015 and through December 31, 2017, Fund expenses had been capped at 1.50% of average daily net assets, plus commissions and interest, expense as disclosed in Note 4. Effective January 1, 2018, Fund expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense. For Breakwave Dry Bulk Shipping ETF, as of March 22, 2018 (commencement of investment operations), Fund expenses have been capped at 3.50% of average daily net assets, plus commissions and interest expense.

	NINE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31, 2018		MARCH 31, 2017
	SIT RISING	BREAKWAVE DRY BULK	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF *	RATE ETF	SHIPPING ETF

Net Asset Value
Net asset value per Share, beginning of period	$23.15	$25.00	$22.33	-
Net investment income (loss)	(0.05)	(0.06)	(0.24)	-
Net realized and unrealized gain (loss)	1.29	(2.40)	1.27	-
Net Income (Loss)	1.24	(2.46)	1.03	-
Net Asset Value per Share, end of period	$24.39	$22.54	$23.36	-
Market Value per Share, end of period	$24.43	$22.78	$23.41	-
Ratios to Average Net Assets**
Expense Ratio****	1.53%	10.99%	1.71%	-
Expense Ratio**** before Waiver/Assumption	2.15%	41.91%	4.37%	-
Net Investment Income (Loss)	(0.30)%	(9.70)%	(1.39)%	-
Total Return, at Net Asset Value***	5.36%	(9.84)%	4.63%	-
Total Return, at Market Value***	6.13%	(8.88)%	4.79%	-

*	Period from March 22, 2018 (commencement of investment operations) to March 31, 2018.
**	Percentages are annualized
***	Percentages are not annualized
****	For Sit Rising Rate ETF, as of February 19, 2015 and through December 31, 2017, Fund expenses had been capped at 1.50% of average daily net assets, plus commissions and interest, expense as disclosed in Note 4. Effective January 1, 2018, Fund expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense. For Breakwave Dry Bulk Shipping ETF, as of March 22, 2018 (commencement of investment operations), Fund expenses have been capped at 3.50% of average daily net assets, plus commissions and interest expense.

(11) New Accounting Pronouncements

In October 2016, the Securities and Exchange Commission (SEC) issued Final Rule Release No. 33-10231, Investment Company Reporting Modernization (the Release). The Release calls for adoption of new rules and forms as well as amendments to its rules and forms to modernize the reporting and disclosure of information by registered investment companies. The SEC is adopting amendments to Regulation S-X, which will require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The updates to Regulation S-X were effective August 1, 2017 and may result in additional disclosure relating to the presentation of derivatives and certain other financial instruments. These updates have had no impact on the Funds’ net assets or results of operations.

In November 2016, FASB issued a new Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force” (ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. This update has had no impact on the Funds’ Combined Statements of Cash Flows.

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

Overview

The Trust is a Delaware statutory trust formed on July 23, 2014. It is a series trust currently consisting of two publicly listed series: Sit Rising Rate ETF (“RISE”) and Breakwave Dry Bulk Shipping ETF (“BDRY”). All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the respective Fund. The Trust and the Funds operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

The Sponsor has the power and authority to establish and designate one or more series and to issue shares thereof, from time to time as it deems necessary or desirable. The Sponsor has exclusive power to fix and determine the relative rights and preferences as between the shares of any series as to the right of redemption, special and relative rights as to dividends and other distributions and on liquidation, conversion rights, and conditions under which the series shall have separate voting rights or no voting rights. The term for which the Trust is to exist commenced on the date of the filing of the Certificate of Trust, and the Trust, the Funds, and any additional series created in the future will exist in perpetuity, unless earlier terminated in accordance with the provisions of the Trust Agreement. Separate and distinct records shall be maintained for each Fund and the assets associated with a Fund shall be held in such separate and distinct records (directly or indirectly, including a nominee or otherwise) and accounted for in such separate and distinct records separately from the assets of any other series. The Funds and each future series will be separate from all such series in respect of the assets and liabilities allocated to a Fund and each separate series and will represent a separate investment portfolio of the Trust.

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

On March 9, 2018, the initial Forms S-1 for BDRY was declared effective by the SEC. On March 21, 2018, two Creation Baskets were issued for the Fund, representing 100,000 shares and $2,500,000. The Fund began trading on the New York Stock Exchange (“NYSE”) Arca on March 22, 2018.

Each Fund is designed and managed to track the performance of a portfolio (a “Benchmark Portfolio”) consisting of futures contracts and options on futures contracts (the “Benchmark Component Instruments”).

Sit Rising Rate ETF

The Investment Objective of the Fund

RISE’s investment objective is to profit from rising interest rates by tracking the performance of the Benchmark Portfolio consisting of exchange traded futures contracts and options on futures on 2, 5 and 10-year U.S. Treasury securities weighted to achieve a targeted negative 10-year average effective portfolio duration. The Fund seeks to achieve its investment objective by investing in the Benchmark Component Instruments currently constituting the Benchmark Portfolio.

The Benchmark Portfolio

RISE’s Benchmark Portfolio is maintained by Sit Fixed Income Advisors II, LLC (“Sit”), which also serves as the Fund’s commodity trading advisor. The Benchmark Portfolio will be rebalanced, reconstituted, or both, monthly (typically on the 15th of each month or on the next business day if the 15th is a holiday, weekend, or other day on which the national exchanges are closed) to maintain a negative 10-year average effective duration. The Benchmark Portfolio and the Fund will each maintain a short position in Treasury Instruments. The Fund does not use futures contracts or options to obtain leveraged investment results.

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of March 31, 2018 include:

Name	Ticker	Market Value USD
US 10YR FUT OPTN MAY18P 120.50	TYK8P120.5	$27,828
UNITED STATES TREAS BILLS	912796PA1	38,482,558
US 5YR NOTE JUN18	FVM8	(41,091,477)
US 2 YR NOTE JUN18	TUM8	(75,476,328)
US 5YR FUTR OPTN MAY18C 114.25	FVG8C116	(56,469)

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

Breakwave Dry Bulk Shipping ETF

The Investment Objective of the Fund

BDRY’s investment objective is to provide investors with exposure to the daily change in the price of dry bulk freight futures by tracking the performance of the Benchmark Portfolio consisting of exchange-cleared futures contracts on the cost of shipping dry bulk freight (“Freight Futures”). BDRY seeks to achieve its investment objective by investing substantially all of its assets in the Freight Futures currently constituting the Benchmark Portfolio.

The Benchmark Portfolio

BDRY’s Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as the Fund’s commodity trading advisor. The Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of March 31, 2018 include:

Name	Ticker	Market Value USD
Baltic Panamax Time Charter Apr 18	BFFATC J18 Index	$500,800
Baltic Panamax Time Charter May 18	BFFATC K18 Index	513,000
Baltic Panamax Time Charter Jun 18	BFFATC M18 Index	503,400
Baltic Supramax Time Charter Apr 18	BFFAP J18 Index	116,100
Baltic Supramax Time Charter May 18	BFFAP K18 Index	118,400
Baltic Supramax Time Charter Jun 18	BFFAP M18 Index	116,700
Baltic Capesize Time Charter Apr 18	BFFAS J18 Index	436,800
Baltic Capesize Time Charter May 18	BFFAS K18 Index	560,800
Baltic Capesize Time Charter Jun 18	BFFAS M18 Index	625,600

The value of the Capesize 5TC Index is disseminated at 11:00 a.m., London Time and the value of the Panamax 4TC Index and the Supramax 6TC Index each is disseminated at 1:00 p.m., London Time. The Reference Index information disseminated by the Baltic Exchange also includes the components and value of each component in each Reference Index. Such Reference Index information also is widely disseminated by Reuters and/or other major market data vendors.

BDRY seeks to achieve its investment objective by investing substantially all of its assets in the Freight Futures currently constituting the Benchmark Portfolio. BDRY’s Benchmark Portfolio will include all existing positions to maturity and settle them in cash. During any given calendar quarter, BDRY’s Benchmark Portfolio will progressively increase its position to the next calendar quarter three-month strip, thus maintaining constant exposure to the Freight Futures market as positions mature.

BDRY’s Benchmark Portfolio will maintain long-only positions in Freight Futures. The Benchmark Portfolio will include a combination of Capesize, Panamax and Supramax Freight Futures. More specifically, the Benchmark Portfolio will include 50% exposure in Capesize Freight Futures contracts, 40% exposure in Panamax Freight Futures contracts and 10% exposure in Supramax Freight Futures contracts. The Benchmark Portfolio will not include and the Fund will not invest in swaps, non-cleared dry bulk freight forwards or other over-the-counter derivative instruments that are not cleared through exchanges or clearing houses. The Fund may hold exchange-traded options on Freight Futures. The Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually. The Freight Futures currently constituting the Benchmark Portfolio, as well as the daily holdings of the Fund will be available on the Fund’s website at www.drybulketf.com.

When establishing positions in Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or the Fund’s futures commission merchant (“FCM”). On a daily basis, the Fund will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with the FCM will be held at the Fund’s custodian in cash or cash equivalents.

BDRY will hold cash or cash equivalents such as U.S. Treasuries or other high credit quality, short-term fixed-income or similar securities for direct investment or as collateral for the U.S. Treasuries and for other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. The Fund may also realize interest income from its holdings in U.S. Treasuries or other market rate instruments.

The Sponsor

ETF Managers Capital, LLC is the sponsor of the Trust and the Funds. The Sponsor is a Delaware limited liability company, formed on June 12, 2014. The principal office is located at 30 Maple Street, Suite 2, Summit, NJ 07901. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and became a member of the National Futures Association (“NFA”) on September 23, 2014. The Trust and the Funds operate pursuant to the Trust Agreement.

The Sponsor is a wholly-owned subsidiary of Exchange Traded Managers Group LLC (“ETFMG”), a limited liability company domiciled and headquartered in New Jersey. The Sponsor maintains its main business office at 30 Maple Street, Suite 2, Summit, NJ 07901.

Under the Trust Agreement, the Sponsor has exclusive management and control of all aspects of the Trust’s business. The Trustee has no duty or liability to supervise the performance of the Sponsor, nor will the Trustee have any liability for the acts or omissions of the Sponsor. The shareholders have no voice in the day to day management of the business and operations of the Funds and the Trust, other than certain limited voting rights as set forth in the Trust Agreement. In the course of its management of the business and affairs of the Funds and the Trust, the Sponsor may, in its sole and absolute discretion, appoint an affiliate or affiliates of the Sponsor as additional sponsors and retain such persons, including affiliates of the Sponsor, as it deems necessary to effectuate and carry out the purposes, business and objectives of the Trust.

Results of Operations

Sit Rising Rate ETF

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the three months ended March 31, 2018.

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

The per Share market value of RISE and its NAV tracked closely for the nine months ended March 31, 2018.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended March 31, 2018. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the nine months ended March 31, 2018. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018

Fund Share Price Performance

During the three months ended March 31, 2018, the NYSE Arca market value of each Share increased (+2.82%) from $23.76 per Share, representing the closing trade on December 29, 2017, to $24.43 per Share, representing the closing price on March 30, 2018. The Share price high and low for the three months ended March 31, 2018 and related change from the closing Share price on December 29, 2017 were as follows: Shares traded from a high of $24.71 per Share (+4.02%) on March 21, 2018 to a low of $23.65 per Share (-0.11%) on January 8, 2018.

Fund Share Net Asset Performance

For the three months ended March 31, 2018, the net asset value of each Share increased (+3.13%) from $23.65 per Share, representing the closing net asset value per Share on December 31, 2017, to $24.39 per Share. Net gains in the investments, futures and options contracts more than offset Fund expenses which resulted in the overall increase in the NAV per Share during the three months ended March 31, 2018.

Net income for the three months ended March 31, 2018, was $1,033,298, resulting from net realized gains on investments, futures and options contracts of $1,668,846, net unrealized losses on investments, futures and options contracts of $652,845 and the net investment income of $17,297.

FOR THE THREE MONTHS ENDED MARCH 31, 2017

Fund Share Price Performance

During the three months ended March 31, 2017, the NYSE Arca market value of each Share decreased (-1.51%) from $23.77 per Share, representing the closing trade on December 31, 2016, to $23.41 per Share, representing the closing price on March 31, 2017. The Share price high and low for the three months ended March 31, 2017 and related change from the closing Share price on December 31, 2016 were as follows: Shares traded from a high of $23.97 per Share (+0.84%) on March 13, 2017 to a low of $23.33 per Share (-1.85%) on March 27, 2017.

Fund Share Net Asset Value Performance

For the three months ended March 31, 2017, the net asset value of each Share decreased (-1.35%) from $23.68 per Share, representing the closing net asset value per Share on December 31, 2016, to $23.36 per Share. Unrealized losses in the investments, futures and options contracts and Fund expenses more than offset net realized gains on investments, futures and options contracts which resulted in the overall decrease in the NAV per Share during the three months ended March 31, 2017.

Net loss for the three months ended March 31, 2017, was $251,313, resulting from net realized gains on investments, futures and options contracts of $147,281, net unrealized losses on investments, futures and options contracts of $357,457, and the net investment loss of $41,137.

FOR THE NINE MONTHS ENDED MARCH 31, 2018

Fund Share Price Performance

During the nine months ended March 31, 2018, the NYSE Arca market value of each Share increased (+6.13%) from $23.02 per Share, representing the closing trade on June 30, 2017, to $24.43 per Share, representing the closing price on March 30, 2018. The Share price high and low for the nine months ended March 31, 2018 and related change from the closing Share price on June 30, 2017 was as follows: Shares traded from a high of $24.71 per Share (+7.36%) on March 21, 2018 to a low of $22.59 per Share (-1.87%) on August 29, 2017.

Fund Share Net Asset Performance

For the nine months ended March 31, 2018, the net asset value of each Share increased (+5.36%) from $23.15 per Share, representing the closing net asset value per Share on June 30, 2017, to $24.39 per Share. Net gains in the investments, futures and options contracts more than offset Fund expenses which resulted in the overall increase in the NAV per Share during the nine months ended March 31, 2018.

Net income for the nine months ended March 31, 2018, was $1,754,151, resulting from net realized gains on investments, futures and options contracts of $2,183,870, net unrealized losses on investments, futures and options contracts of $368,185 and the net investment loss of $61,534.

FOR THE NINE MONTHS ENDED MARCH 31, 2017

Fund Share Price Performance

During the nine months ended March 31, 2017, the NYSE Arca market value of each Share increased (+4.79%) from $22.34 per Share, representing the closing trade on June 30, 2016, to $23.41 per Share, representing the closing price on March 31, 2017. The Share price high and low for the nine months ended March 31, 2017 and related change from the closing Share price on June 30, 2016 were as follows: Shares traded from a high of $24.09 per Share (+7.83%) on December 15, 2016 and December 16, 2016 to a low of $22.17 per Share (-0.76%) on July 5, 2016.

Fund Share Net Asset Value Performance

For the nine months ended March 31, 2017, the net asset value of each Share increased (+4.61%) from $22.33 per Share, representing the closing net asset value per Share on June 30, 2016, to $23.36 per Share. Net gains in the investments, futures and options contracts more than offset Fund expenses which resulted in the overall increase in the NAV per Share during the nine months ended March 31, 2017.

Net income for the nine months ended March 31, 2017, was $389,584, resulting from net realized gains on investments, futures and options contracts of $521,605, net unrealized losses on investments, futures and options contracts of $3,057, and the net investment loss of $128,964.

Breakwave Dry Bulk Shipping ETF

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the period from March 22, 2018 through March 31, 2018.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the period from March 22, 2018 through March 31, 2018. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

FOR THE PERIOD FROM MARCH 22, 2018 TO MARCH 31, 2018

Fund Share Price Performance

During the period from March 22, 2018 (commencement of Shares trading on the NYSE Arca) to March 31, 2018, the NYSE Arca market value of each Share decreased (-10.31%) from $25.40 per Share, representing the initial trade on March 22, 2018, to $22.78 per Share, representing the closing price on March 29, 2018. The Share price high and low for the period from March 22, 2018 to March 29, 2018 and related change from the initial Share price on March 22, 2018 was as follows: Shares traded from a high of $25.72 per Share (+0.32%) on March 22, 2018 to a low of $22.78 per Share (-10.31%) on March 29, 2018.

Fund Share Net Asset Performance

For the period from March 22, 2018 (commencement of investment operations) to March 31, 2018, the net asset value of each Share decreased (-9.84%) from $25.00 per Share to $22.54 per Share. Losses in the futures and options contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the period from March 22, 2018 to March 31, 2018.

Net loss for the period from March 22, 2018 to March 31, 2018, was $360,140, resulting from net unrealized losses on futures and options contracts of $352,150 and the net operating loss of $7,990.

Calculating NAV

The Fund’s NAV is calculated by:

●	Taking the current market value of its total assets;

●	Subtracting any liabilities; and

●	Dividing that total by the total number of outstanding shares.

The Administrator calculates the NAV of the Fund once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. E.T. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. E.T. The Administrator uses CME closing price (determined at the earlier of the close of the CME or 2:30 p.m. E.T.) for the contracts traded on the CME, with respect to RISE, and the Baltic Exchange settlement price for the Freight Futures and option contracts, with respect to BDRY. The Administrator calculates or determines the value of all other Fund investments using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the close of the NYSE Arca (normally 4:00 p.m. E.T.), in accordance with the current Administrative Agency Agreement among U.S. Bancorp Fund Services, the Fund and the Sponsor. For purposes of calculating the NAV of RISE, “other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by the Fund in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to the Fund for use by investors and market professionals, an updated indicative fund value (“IFV”) is made available through on-line information services throughout the core trading session hours of 9:30 a.m. E.T. to 4:00 p.m. E.T. on each trading day. The IFV is calculated by using the prior day’s closing NAV per share of the Fund as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the futures and/or options held by the Fund. For BDRY, certain Freight Futures brokers provide real time pricing information to the general public either through their websites or through data vendors such as Bloomberg or Reuters. The IFV disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day based upon the relevant end of day values of the Fund’s investments.

The IFV is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours. The normal trading hours of the CME are 10:00 a.m. E.T. to 2:30 p.m. E.T.. The customary trading hours of the Freight Futures trading are 3:00 a.m. E.T. to 12:00 p.m. E.T. This means that there is a gap in time at the beginning and/or the end of each day during which a Fund’s shares are traded on the NYSE Arca, but real-time trading prices for contracts are not available. During such gaps in time the IFV will be calculated based on the end of day price of such contracts from the CMR’s or Baltic Exchange’s, as applicable, immediately preceding trading session. In addition, other investments and U.S. Treasuries held by the Fund will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor or broker-dealer quotes. These investments will not be included in the IFV.

The NYSE Arca disseminates the IFV through the facilities of CTA/CQ High Speed Lines. In addition, the IFV is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the IFV provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of a Fund’s shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of a Fund’s shares and the IFV. If the market price of a Fund’s shares diverges significantly from the IFV, market professionals will have an incentive to execute arbitrage trades. For example, if a Fund’s shares appear to be trading at a discount compared to the IFV, a market professional could buy the Fund shares on the NYSE Arca and take the opposite position in Treasury Instruments or Freight Futures, as applicable. Such arbitrage trades can tighten the tracking between the market price of a Fund’s shares and the IFV and thus can be beneficial to all market participants.

Critical Accounting Policies

Each Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Funds’ application of these policies involves judgments and the use of estimates. Actual results may differ from the estimates used and such differences could be material. Each Fund holds a significant portion of its assets in futures contracts and money market funds, which are held at fair value.

Each Fund calculates its net asset value as of the NAV Calculation Time as described above.

The values which are used by the Funds for their Treasury Instruments and Freight Futures, as applicable, are provided by the applicable Fund’s commodity broker, which uses market prices when available. In addition, the Funds estimate interest income on a daily basis using prevailing rates earned on their cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Credit Risk

When a Fund enters into Benchmark Component Instruments, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the Benchmark Component Instruments traded on or cleared by the CME and other futures exchanges is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to the Funds.

The Sponsor will attempt to minimize certain of these market and credit risks by normally:

●	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;
●	limiting the outstanding amounts due from counterparties of the Funds;
●	not posting margin directly with a counterparty;
●	limiting the amount of margin or premium posted at the FCM; and
●	ensuring that deliverable contracts are not held to such a date when delivery of an underlying asset could be called for.

The Commodity Exchange Act (“CEA”) requires all FCMs, such as the Fund’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

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

Liquidity and Capital Resources

The Funds do not anticipate making use of borrowings or other lines of credit to meet their obligations. The Funds meets their liquidity needs in the normal course of business from the proceeds of the sale of their investments or from the cash, cash equivalents and/or the collateralizing Treasury Securities that they hold. The Funds’ liquidity needs include: redeeming their shares, providing margin deposits for existing Benchmark Component Instruments, the purchase of additional Benchmark Component Instruments, and paying expenses.

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and their investments in collateralizing Treasury Securities. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in Treasury Instruments, cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interests earned on interest-bearing assets of the Funds are paid to the Funds.

The investments of the Funds in Benchmark Component Instruments could be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. Such conditions could prevent the Funds from promptly liquidating a position in Benchmark Component Instruments.

Market Risk

Trading in Benchmark Component Instruments such as futures contracts will involve the Funds entering into contractual commitments to purchase or sell specific amounts of instruments at a specified date in the future. The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of the Funds as the Funds intend to close out any open positions prior to the contractual expiration date. As a result, the Funds’ market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts. The Funds consider the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the commitment by the Funds to purchase a specific contract will be limited to the aggregate face amount of the contracts held.

The exposure of the Funds to market risk will depend on a number of factors including the markets for the specific instrument, the volatility of interest rates and foreign exchange rates, the liquidity of the instrument-specific market and the relationships among the contracts held by the Funds.

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

The regulation of commodity interest transactions in the United States is an evolving area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of the Funds to continue to implement its investment strategy. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

The CFTC possesses exclusive jurisdiction to regulate the activities of commodity pool operators and has adopted regulations with respect to the activities of those persons and/or entities. Under the CEA, a registered CPO, such as the Sponsor, is required to make annual filings with the CFTC describing its organization, capital structure, management and controlling persons. In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered CPOs. Pursuant to this authority, the CFTC requires CPOs to keep accurate, current and orderly records for each pool that they operate. The CFTC may suspend the registration of a commodity pool operator (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until that registration were to be reinstated, from managing the Funds, and might result in the termination of the Funds if a successor sponsor is not elected pursuant to the Trust Agreement.

The Funds’ investors are afforded prescribed rights for reparations under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or an FCM, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of CPOs and FCMs and their respective associated persons. The Sponsor and the Funds’ clearing broker are members of the NFA. As such, they will be subject to NFA standards relating to fair trade practices, financial condition and consumer protection. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members. Neither the Trust nor the Funds are required to become a member of the NFA.

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

The effect of future regulatory change on the Funds, and the exact timing of such changes, is impossible to predict but it may be substantial and adverse. Specifically, the new law, the rules that have been promulgated thereunder, and the rules that are expected to be promulgated may negatively impact the ability of the Funds to meet their investment objectives, either through position limits or requirements imposed on it and/or on their counterparties. In particular, new position limits imposed on the Funds or any counterparties may impact the ability of the Funds to invest in a manner that most efficiently meets its investment objective. New requirements, including capital imposed on the counterparties of the Funds may increase the cost of the Funds’ investments and doing business.

In addition, considerable regulatory attention has recently been focused on non-traditional publicly distributed investment pools such as the Funds. Furthermore, various national governments have expressed concern regarding the disruptive effects of speculative trading in certain commodity markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict, but could be substantial and adverse.

Management believes that as of March 31, 2018, it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

Off Balance Sheet Financing

As of March 31, 2018, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

Contractual Obligations

The primary contractual obligations of each Fund will be with the Sponsor and certain other service providers.

Sit Rising Rate ETF

RISE pays the Sponsor a management fee (the “Sponsor Fee”), monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of the Fund’s average daily net assets or $75,000 effective January 1, 2018. The Sponsor Fee is paid in consideration of the Sponsor’s advisory services to the Fund. RISE also pays Sit a license and service fee (the “CTA Fee”) monthly in arrears, for the use of RISE’s Benchmark Portfolio in an amount equal to 0.20% effective January 1, 2018 (0.50% prior to January 1, 2018) per annum of the Fund’s average daily net assets. Prior to January 1, 2018, the Sponsor Fee was calculated as the greater of 0.15% per annum of the value of the Fund’s average daily net assets or, $18,750 for the year ended December 31, 2017 or $75,000 for the period from February 20, 2016 through December 31, 2016.

As of January 1, 2018, the Sponsor has contractually agreed to waive the Sponsor Fee and/or assume RISE’s remaining expenses so that the Fund’s expenses do not exceed an annual rate of 1.00%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the Sponsor fee are contractual on the part of the Sponsor, through January 31, 2019. If after that date, the Sponsor no longer assumed expenses or waived the Sponsor Fee, RISE could be adversely impacted, including in its ability to achieve its investment objective.

For the period from the inception of RISE through December 31, 2017, Sit had agreed to waive its license and services fee and the Sponsor agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses did not exceed an annual rate of 1.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets.

The waiver of the Sponsor Fee, pursuant to the contractual Expense Cap, amounted to $18,493 for the three months ended March 31, 2018. The waiver of the CTA fee amounted to $17,060 for the three months ended March 31, 2017. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $165,170 and $106,141, of which $46,118 and $30,181 was absorbed by the Sponsor, for the three months ended March 31, 2018 and 2017, respectively.

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

Breakwave Dry Bulk Shipping ETF

BDRY pays the Sponsor a management fee (the “Sponsor Fee”), monthly in arrears, in an amount equal to the greater of (i) 0.15% per year of the Fund’s average daily net assets; or (ii) $125,000. The Sponsor Fee is paid in consideration of the Sponsor’s advisory services to the Fund. BDRY also pays Breakwave a license and service fee (the “CTA Fee”) monthly in arrears, for the use of BDRY’s Benchmark Portfolio in an amount equal to 1.45% per annum of the Fund’s average daily net assets.

Breakwave has agreed to waive its license and services fee and the Sponsor has agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Breakwave, respectively, through February 28, 2019. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

Both Funds

Each Fund’s ongoing fees, costs and expenses of its operation, not subject to the applicable Expense Cap include brokerage and other fees and commissions incurred in connection with the trading activities of the Fund, and extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto). Expenses subject to an Expense Cap include (i) expenses incurred in connection with registering additional Shares of a Fund or offering Shares of a Fund; (ii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iii) the routine services of the Trustee, legal counsel and independent accountants; (iv) routine accounting, bookkeeping, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (v) postage and insurance; (vi) costs and expenses associated with client relations and services; (vii) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of a Fund.

While the Sponsor has agreed to pay registration fees to the SEC and any other regulatory agency in connection with the offer and sale of the Shares offered through each Fund’s prospectus, the legal, printing, accounting and other expenses associated with such registration, and the initial fee of $7,500 for listing the Shares on the NYSE Arca, each Fund will be responsible for any registration fees and related expenses incurred in connection with any future offer and sale of Shares of the Fund in excess of those offered through its prospectus.

Any general expenses of the Trust will be allocated among the Funds and any other series of the Trust as determined by the Sponsor in its sole and absolute discretion. The Trust is also responsible for extraordinary expenses, including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto. The Trust and/or the Sponsor may be required to indemnify the Trustee, Distributor or Administrator under certain circumstances.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods as the NAV and trading levels to meet investment objectives for the Funds will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of a Fund’s existence. The parties may terminate these agreements earlier for certain reasons listed in the agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Trust and the Funds maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the Sponsor, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and the Funds have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or either Fund’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although the Funds may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, the Funds are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. A second registration statement on Form S-1 (File No. 333-222379) which replaced the original registration statement was declared effective on January 19, 2018. On March 31, 2018, 1,650,040 shares of the Fund were outstanding for a market capitalization of $40,310,477. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On March 31, 2018, 150,040 shares of the Fund were outstanding for a market capitalization of $3,417,911. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	Not applicable as to RISE.

BDRY does not purchase shares directly from its shareholders. In connection with its redemption of a basket held by an Authorized Participant, BDRY redeemed 1 basket (comprising 50,000 shares) during the period from March 22, 2018 to March 31, 2018 at an average price per share of $22.54. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended March 31, 2018:

	Number of
	Shares	Average Price
Calendar Month	Redeemed	Paid per Share
March 2018	50,000	$22.54
Total	50,000	$22.54

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

Date: May 15, 2018

- 59 -