Form 10-K
period 2018-06-30
ETF Managers Group Commodity Trust I
filed 2018-09-28
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extend transition period for complying with any new or revised financial reporting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2018 was: $9,974,970. (RISE)

 The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2018 was: $3,306,000. (BDRY)

The registrant had 2,100,040 outstanding shares as of September 1, 2018. (RISE)

The registrant had 150,040 outstanding shares as of September 1, 2018. (BDRY)

ETF Managers Group Commodity Trust I

Part I

Item 1. Business

The Trust and the Funds

ETF Managers Group Commodity Trust I (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently includes two separate series. Sit Rising Rate ETF (“RISE”) is the first series of the Trust and is a commodity pool that continuously issues common shares of beneficial interest that may be purchased and sold on the NYSE Arca, Inc. stock exchange (“NYSE Arca”). The second series of the Trust, Breakwave Dry Bulk Shipping ETF (“BDRY,” and together with RISE, each, a “Fund” and collectively, the “Funds”), is also a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on NYSE Arca.

RISE commenced investment operations on February 19, 2015. RISE commenced trading on NYSE Arca on February 19, 2015 and trades under the symbol “RISE.” BDRY commenced investment operations on March 22, 2018. BDRY commenced trading on NYSE Arca on March 22, 2018 and trades under the symbol “BDRY.”

The principal office of the Trust and the Funds is located at 30 Maple Street, Suite 2, Summit, NJ 07901. The telephone number is (844) 383-6477.

The Sponsor

The Funds are each managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a single member limited liability company that was formed in the state of Delaware on June 12, 2014. Each Fund pays the Sponsor a management fee. The Sponsor maintains its main business office at 30 Maple Street, Suite 2, Summit, NJ 07901. The Sponsor’s telephone number is (844) 383-6477.

The Funds are each a “commodity pool” as defined by the Commodity Exchange Act (“CEA”). Consequently, the Sponsor has registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

The Sponsor is a wholly-owned subsidiary of Exchange Traded Managers Group LLC (“ETFMG”), a limited liability company domiciled and headquartered in New Jersey.

Sit Rising Rate ETF

RISE Investment Objective

RISE’s investment objective is to profit from rising interest rates by tracking the performance of a portfolio (the “RISE Benchmark Portfolio”) consisting of exchange traded futures contracts and options on futures on 2, 5 and 10 year U.S. Treasury securities (“Treasury Instruments”) weighted to achieve a targeted negative 10 year average effective portfolio duration (the “RISE Benchmark Component Instruments”). RISE seeks to achieve its investment objective by investing in the RISE Benchmark Component Instruments currently constituting the RISE Benchmark Portfolio. The RISE Benchmark Portfolio is maintained by Sit Fixed Income Advisors II, LLC (“Sit”), which also serves as RISE’s commodity trading advisor (“CTA”). The RISE Benchmark Portfolio will be rebalanced, reconstituted, or both, monthly (typically on the 15th of each month, or on the next business day if the 15th is a holiday, weekend, or other day on which the national stock exchanges are closed) to maintain a negative 10 year average effective duration. The RISE Benchmark Portfolio and RISE will each maintain a short position in Treasury Instruments. RISE does not use futures contracts or options to obtain leveraged investment results. RISE will not invest in swaps or other over-the-counter derivative instruments.

RISE Commodity Trading Advisor

Sit serves as RISE’s CTA. Sit is a Delaware limited liability company and a subsidiary of Sit Investment Associates, Inc. Sit Investment Associates, Inc. was founded in July 1981 by Eugene C. Sit and is a Minnesota corporation.

Sit is registered as a CTA with the CFTC and is a member of the NFA.

Sit provides its services to RISE under a Licensing and Services Agreement with the Sponsor. Under this agreement, Sit has agreed to compose and maintain the RISE Benchmark Portfolio and license to the Sponsor the use of the RISE Benchmark Portfolio.

RISE Significant Shareholders

Prior to RISE’s commencing operations, Sit made an initial investment of $5,000,000 in exchange for 200,000 shares of RISE. As of June 30, 2018, Sit was RISE’s primary shareholder. The shares purchased by Sit are redeemable by Sit on the same terms and conditions as those applicable to firms authorized to purchase and redeem RISE shares. If Sit were to redeem its shares before RISE sells sufficient additional shares, such sale could have a material adverse affect on RISE and its shareholders, including its ability to achieve its investment objective.

RISE Investing Strategy

RISE seeks to achieve its investment objective by investing in the RISE Benchmark Component Instruments currently constituting the RISE Benchmark Portfolio. The weighting of the Treasury Instruments constituting the RISE Benchmark Component Instruments will be based on each maturity’s duration contribution. The expected range for the duration weighted percentage of the 2 year and 5 year maturity Treasury Instruments will be from 30% to 70%. The expected range for the duration weighted percentage of the 10 year maturity Treasury Instruments will be from 5% to 25%.

The relative weightings of the RISE Benchmark Component Instruments will be shifted between maturities when there are material changes in the shape of the yield curve, for example, if the Federal Reserve began raising short term interest rates more than long term interest rates. In such an instance, Sit, which maintains the RISE Benchmark Portfolio, will increase the weightings of the 2 year and reduce the weighting in the 10 year maturity Treasury Instruments. Conversely, Sit will do the opposite if the Federal Reserve began raising long term interest rates more than short term interest rates. Reconstitution, rebalancing, or both, each will occur monthly as discussed above or if there are radical changes in the yield curve such that effective duration is outside of a range from negative nine to negative 11-year average effective duration, in which case Sit will adjust the maturities of the Treasury Instruments before the next expected monthly reconstitution.

The Sponsor anticipates that approximately 5% to 15% of RISE’s assets will be used as payment for or collateral for Treasury Instruments. RISE will post margin from such assets to its futures commission merchant (“FCM”), SG Americas Securities, LLC (“SGAS”), in an amount equal to the margin required by the relevant exchange, and transfer to its FCM any additional amounts that may be separately required by the FCM. When establishing positions in Treasury Instruments, RISE will be required to deposit initial margin with a value of approximately 3% to 10% of the value of each Treasury Instrument position at the time it is established. These margin requirements are subject to change from time to time by the exchange or the FCM. On a daily basis, RISE will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Treasury Instruments positions. Any assets not required to be posted as margin with RISE’s FCM will be held at RISE’s custodian in cash or cash equivalents.

The RISE Benchmark Portfolio will consist of the RISE Benchmark Component Instruments and rebalanced, reconstituted, or both to maintain a negative average effective portfolio duration of approximately 10 years. Duration is a measure of estimated price sensitivity relative to changes in interest rates. Portfolios with longer durations are typically more sensitive to changes in interest rates. For example, if interest rates rise by 1%, the market value of a security with an effective duration of 5 years would decrease by 5%, with all other factors being constant, and likewise, if interest rates decline by 1%, the market value of a security with an effective duration of negative 5 years would increase by 5%, with all other factors being constant. Duration estimates are based on assumptions by Sit and are subject to a number of limitations. Duration is a more accurate estimate of price sensitivity provided interest rate changes are small and occur equally in short-term and long-term securities. Investments in debt securities typically decrease in value when interest rates rise. The risk of a decrease in value is usually greater for longer-term debt securities.

RISE will incur certain expenses in connection with its operations. RISE will hold cash or cash equivalents such as U.S. Treasuries or other high credit quality, short-term fixed-income or similar securities for direct investment or as collateral for the Treasury Instruments and for other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. These expenses and income from the cash and cash equivalent holdings may cause imperfect correlation between changes in RISE’s net asset value (“NAV”) and changes in the RISE Benchmark Portfolio, because the RISE Benchmark Portfolio does not reflect expenses or income.

Sit expects that it will generally seek to close out its positions in Treasury futures contracts prior to such contracts maturing and enter into new positions in Treasury futures contracts. In connection with this process, natural market forces may affect RISE’s NAV positively or negatively. This is because each time RISE seeks to rebalance or reconstitute its positions, even absent movement in the underlying Treasury Instruments, the prices of new futures and option prices may be higher or lower than the prices of those that were closed out. Such differences in price, barring a movement in the price of the underlying security, will constitute “roll yield” and may inhibit RISE’s ability to achieve its investment objective.

Several factors may determine the total return from investing in a futures contract position. One factor that impacts the total return, which will result from investing in near month futures contracts and “rolling” those contracts forward each month, is the price relationship between the current near month contract and the next month contract. Among other such factors, when RISE purchases an option that expires “out of the money,” RISE will realize a loss. Additionally, RISE may not be able to invest its assets in futures and options contracts having an aggregate notional amount exactly equal to that which is required to achieve a negative 10 year average effective duration. For example, as standardized contracts, Treasury futures contracts are denominated in specific dollar amounts, and RISE’s NAV and the proceeds from the sale of a creation basket (a “Creation Basket”) are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, RISE may be better able to achieve the exact amount of exposure desired through the use of other investments.

Sit will close existing positions when it determines it would be appropriate to do so and reinvest the proceeds in other positions. Positions may also be closed out to meet orders for a redemption basket (a “Redemption Basket”).

RISE Benchmark Portfolio

The RISE Benchmark Portfolio is maintained by Sit and will be rebalanced, reconstituted, or both, monthly (typically on the 15th of each month or on the next business day if the 15th is a holiday, weekend, or other day on which the national exchanges are closed) to maintain a negative 10 year average effective duration. The RISE Benchmark Portfolio and RISE will each maintain a short position in Treasury Instruments. RISE does not use futures contracts or options to obtain leveraged investment results. The RISE Benchmark Component Instruments currently constituting the RISE Benchmark Portfolio as of June 30, 2018 include:

Name	Ticker	Market Value (USD)
UNITED STATES TREASURY BILLS	912796QB8	$50,447,201
U.S. 5 YR FUTR OPTN AUG 18 C $113.50	FVQ8C 113.50	(70,664)
U.S. 5 YR NOTE (CBT) SEP 18	FVU8	(53,400,078)
U.S. 2 YR NOTE (CBT) SEP 18	TUU8	(98,711,907)
U.S. 10 YR FUT OPTN AUG 18 P $120.00	TYQ8P 120	53,547

The RISE Benchmark Component Instruments currently constituting the RISE Benchmark Portfolio and anticipated rebalancing dates, as well as the daily holdings of RISE, are available on RISE’s website at www.risingrateetf.com.

RISE Trading Policies

Liquidity

RISE invests principally in exchange traded futures and options on futures on U.S. Treasuries that, in the opinion of the Sponsor, are traded in sufficient volume to permit the ready taking of orders and liquidation of positions in these financial instruments.

Borrowings

Borrowings are not undertaken by RISE.

Breakwave Dry Bulk Shipping ETF

BDRY Investment Objective

BDRY’s investment objective is to provide investors with exposure to the daily change in the price of dry bulk freight futures by tracking the performance of a portfolio (the “BDRY Benchmark Portfolio” and, collectively with the RISE Benchmark Portfolio, the “Benchmark Portfolios”) consisting of exchange-cleared futures contracts on the cost of shipping dry bulk freight (“Freight Futures”). BDRY seeks to achieve its investment objective by investing substantially all of its assets in the Freight Futures currently constituting the BDRY Benchmark Portfolio.

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually.

BDRY Commodity Trading Advisor

Breakwave serves as BDRY’s CTA. Breakwave is a Delaware limited liability company.

Breakwave is registered as a CTA with the CFTC and is a member of the NFA.

Breakwave provides its services to BDRY under a Services Agreement with the Sponsor. Under this agreement, Breakwave has agreed to compose and maintain the BDRY Benchmark Portfolio and license to the Sponsor the use of the BDRY Benchmark Portfolio.

BDRY Investing Strategy

BDRY seeks to achieve its investment objective by investing substantially all of its assets in the Freight Futures currently constituting the BDRY Benchmark Portfolio. The BDRY Benchmark Portfolio will include all existing positions to maturity and settle them in cash. During any given calendar quarter, the BDRY Benchmark Portfolio will progressively increase its position to the next calendar quarter three-month strip, thus maintaining constant exposure to the Freight Futures market as positions mature.

The BDRY Benchmark Portfolio will maintain long-only positions in Freight Futures. The BDRY Benchmark Portfolio will include a combination of Capesize, Panamax and Supramax Freight Futures. More specifically, the BDRY Benchmark Portfolio will include 50% exposure in Capesize Freight Futures contracts, 40% exposure in Panamax Freight Futures contracts and 10% exposure in Supramax Freight Futures contracts. The BDRY Benchmark Portfolio will not include and BDRY will not invest in swaps, non-cleared dry bulk freight forwards or other over-the-counter derivative instruments that are not cleared through exchanges or clearing houses. BDRY may hold exchange-traded options on Freight Futures. The BDRY Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually. The Freight Futures currently constituting the BDRY Benchmark Portfolio, as well as the daily holdings of BDRY will be available on BDRY’s website at www.drybulketf.com.

When establishing positions in Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BDRY’s FCM. On a daily basis, BDRY will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with BDRY’s FCM will be held at BDRY’s custodian in cash or cash equivalents, as discussed below.

BDRY will hold cash or cash equivalents such as U.S. Treasuries or other high credit quality, short-term fixed-income or similar securities for direct investment or as collateral for the U.S. Treasuries and for other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. BDRY may also realize interest income from its holdings in U.S. Treasuries or other market rate instruments.

BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave, which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The Freight Futures currently constituting the BDRY Benchmark Portfolio as of June 30, 2018 include:

Name	Ticker	Market Value USD
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - JUL 18	BFFAP N18 Index	$348,300
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - AUG 18	BFFAP Q18 Index	368,250
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - SEP 18	BFFAP U18 Index	390,600
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE - JUL 18	BFFAS N18 Index	114,210
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE - AUG 18	BFFAS Q18 Index	117,760
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE - SEP 18	BFFAS U18 Index	120,160
BALTIC CAPESIZE TIME CHARTER - JUL 18	BFFATC N18 Index	543,300
BALTIC CAPESIZE TIME CHARTER - AUG 18	BFFATC Q18 Index	561,300
BALTIC CAPESIZE TIME CHARTER - SEP 18	BFFATC U18 Index	642,300

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

BDRY Trading Policies

Liquidity

BDRY invests principally in exchange cleared futures that, in the opinion of the Sponsor, are traded in sufficient volume to permit the ready taking of orders in these financial interests.

Leverage

The Sponsor endeavors to have the value of the Fund’s Treasury Securities, cash and cash equivalents, whether held by the Fund or posted as margin or collateral, at all times approximate the aggregate market value of its obligations under the Fund’s Freight Futures interests, adjusted for the proportion of the current month’s Freight Futures contracts whose value has already been assessed.

Borrowings

BDRY does not intend to or foresee the need to borrow money or establish lines of credit.

Pyramiding

BDRY does not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase of additional positions in the same commodity interest.

No Distributions

The Sponsor has discretionary authority over all distributions made by BDRY. In view of BDRY’s objective of seeking significant capital appreciation, the Sponsor currently does not intend to make any distributions, but, has the sole discretion to do so from time to time.

Margin Requirements and Marking-to-Market Futures Positions

“Initial margin” is an amount of funds that must be deposited by a commodity trader with the trader’s broker to initiate an open position in futures contracts. A margin deposit is like a cash performance bond. It helps assure the trader’s performance of the futures contracts that he or she purchases or sells. Futures contracts are customarily bought and sold on initial margin that represents a small percentage of the aggregate purchase or sales price of the contract. The amount of margin required in connection with a particular futures contract is set by the exchange on which the contract is traded. Brokerage firms, such as BDRY’s clearing broker, carrying accounts for traders in commodity interest contracts may require higher amounts of margin as a matter of policy to further protect themselves.

Futures contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if BDRY’s futures positions have declined in value, BDRY may be required to post “variation margin” to cover this decline. Alternatively, if BDRY’s futures positions have increased in value, this increase will be credited to BDRY’s account.

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

Upon entering into a futures contract, the Funds are each required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected. The initial margin is segregated as cash held by broker, as disclosed in the Combined Statements of Assets and Liabilities, and is restricted as to its use. Pursuant to the futures contract, the Funds each agree to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by the Funds as unrealized gains or losses. The Funds will realize a gain or loss upon closing a futures transaction.

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

The Funds’ Service Providers

Administrator, Custodian, Fund Accountant, and Transfer Agent

The Funds have each appointed U.S. Bank, a national banking association, with its principal office in Milwaukee, Wisconsin, as the custodian (the “Custodian”). Its affiliate, U.S. Bancorp Fund Services, is the Fund accountant (the “Fund Accountant”) of the Funds, transfer agent (the “Transfer Agent”) for the Funds’ shares and administrator for the Funds (the “Administrator”). It performs certain administrative and accounting services for the Funds and prepares certain SEC, NFA and CFTC reports on behalf of the Funds. (U.S. Bank and U.S. Bancorp Fund Services are referred to collectively hereinafter as “U.S. Bank”).

Distributor

Effective April 1, 2017, ETFMG Financial LLC, a wholly-owned subsidiary of ETFMG (the “Distributor”), provides statutory and wholesaling distribution services to RISE. The Distributor has provided statutory and wholesaling distribution services to BDRY since it commenced trading on NYSE Arca on March 22, 2018.

The Funds pay the Distributor an annual fee for statutory and wholesaling distribution services and related administrative services equal to the greater of $15,000 or 0.02% of the Funds’ average daily net assets, payable monthly. Pursuant to the respective Marketing Agent Agreement between the Sponsor, each Fund and the Distributor, the Distributor assists the Sponsor and the applicable Fund with certain functions and duties relating to distribution and marketing services to the applicable Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders.

ALPS Distributors, Inc. (“ALPS”) provided statutory and wholesaling distribution services to RISE from December 1, 2015 through March 31, 2017. RISE paid an annual fee for such distribution services and related administrative services equal to $15,000 plus 0.02% of RISE’s average daily net assets, payable monthly. This fee had two components, with a portion of the fee paid to ALPS for the statutory distribution services and a portion paid to the Sponsor for the related administrative services. Pursuant to the Marketing Agent Agreement between the Sponsor, RISE and ALPS, the former distributor assisted the Sponsor and RISE with certain functions and duties relating to distribution and marketing services to RISE, including reviewing and approving marketing materials and certain regulatory compliance matters. ALPS also assisted with the processing of creation and redemption orders.

In no event will the aggregate compensation paid to the Distributor and any affiliate of the Sponsor for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering. The Distributor’s principal business address is 30 Maple Street, Suite 2, Summit, New Jersey, 07901.

Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (each, a “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the respective Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor.

RISE Futures Commission Merchant

SG Americas Securities, LLC, a Delaware limited liability company, serves as RISE’s clearing broker to execute and clear RISE’s futures and options transactions and provide other brokerage-related services. SGAS is an FCM and broker dealer registered with the CFTC and the U.S. Securities and Exchange Commission (the “SEC”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). SGAS is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. RISE has estimated that it will pay 0.09% of RISE’s NAV in brokerage fees for execution and clearing services on behalf of RISE.

SGAS is headquartered at 245 Park Avenue, New York, NY 10167 with a branch office in Chicago and, as securities only branches, in Houston, Boston and Dallas.

On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SGAS, with the latter as the surviving entity.

In February 2015, SGAS, as successor to Newedge USA, settled, without admitting or denying the allegations, a matter brought by the CME Group alleging that on multiple occasions between 2010 and 2012, Newedge USA employees executed certain customers’ orders as EFRPs, instead of on CME Group’s GLOBEX platform. The settlement also included allegations that the subject EFRPs were non bona fide and/or inadequately documented. In connection with this matter, SGAS paid a fine of $1,100,000 to Comex and $650,000 to NYMEX.

In October 2015, SGAS, as successor to Newedge USA, settled, without admitting or denying the allegations, a matter brought by ICE Futures U.S. that was based on alleged failures by Newedge USA to report an open interest in three energy futures contracts in accordance with the rules of the exchange over a period of approximately twenty-two business days in May and June 2014. In connection with the settlement of this matter, SGAS paid a $100,000 fine.

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

In September 2016, SGAS, as successor to Newedge USA, settled, without admitting or denying the allegations, a matter brought by the CFTC alleging Newedge USA violated Section 4C(A) of the CEA and Regulations 1.38 and 166.3 by executing and confirming numerous exchange for physical transactions in agricultural and soft commodities for and on behalf of its clients that were for the same contract, quantity and same or similar price with the buyer and seller for each transaction under the same common control and ownership. The settlement includes a $750,000 civil penalty and an undertaking to implement policies, procedures and training programs reasonably designed to prevent the execution, clearing and reporting to an exchange of non-bona fide exchange of futures for physical transactions.

In April 2017, SGAS settled, without admitting or denying the allegations, a matter brought by the Chicago Board of Options Exchange and NYSE ARCA, Inc. for failing to report, or accurately report, “reportable positions” on its large option position report in violation of Exchange Rules 4.2 and 4.13. In connection with this matter, SGAS paid a fine of $100,000 to each of the Chicago Board of Options Exchange and NYSE ARCA, Inc.

In April 2017, SGAS, as successor to Newedge USA settled, without admitting or denying the findings, a matter brought by FINRA for failing to establish and maintain a supervisory system reasonably designed to ensure that customers were sent account statements, notified of availability of statements on its customer portal, agreed to receive statements and confirmations electronically, and were sent confirmations which contained all of the required information. The settlement included payment of a fine in the amount of $100,000.

In July 2017, SGAS settled, without admitting or denying the findings, a matter with the CME Group where the CME alleged SGAS violated CME Rules 9.70.A., 971.A.2.A., B. and C., 980.A. and 980.B.1 and 2. The settlement related to two separate CME exam findings: 1) balances were not consistently identifiable in the general ledger and 2) procedures for resolving the general ledger suspense balances were not sufficient. In connection with this matter, SGAS paid a fine of $150,000.

In January 2018, SGAS, without admitting or denying the findings, settled a matter with FINRA in which FINRA alleged SGAS failed to meet certain FINRA trade reporting requirements and also disclosed the incorrect capacity on certain customer confirmations, in violation of various FINRA and NASD rules. In connection with this matter, SGAS paid a fine of $200,000 and also undertook to re-report certain trades, pay associated transaction fees not previously paid due to the reporting issues, and revise certain of its written supervisory procedures.

Other than the foregoing proceedings, which did not have a material adverse effect upon the financial condition of SGAS, there have been no material administrative, civil or criminal actions brought, pending or concluded against SGAS or its principals in the past five years.

Neither SGAS nor any affiliate, officer, director or employee thereof has passed on the merits of the Prospectus or offering, or given any guarantee as to the performance or any other aspect of the Trust or RISE.

SGAS is not affiliated with RISE or the Sponsor. Therefore, the Sponsor and RISE do not believe that RISE has any conflicts of interest with SGAS or its trading principals arising from their acting as RISE’s FCM.

BDRY Futures Commission Merchant

Macquarie Futures USA LLC (“Macquarie”) serves as BDRY’s broker clearing broker to execute and clear BDRY’s futures and options transactions and provide other brokerage-related services. Macquarie is an FCM registered with the CFTC. BDRY has estimated that it will pay 0.40% of BDRY’s NAV in brokerage fees for execution and clearing services on behalf of BDRY.

Macquarie’s head office is at 125 West 55th Street, New York, NY 10019.

There have been no material administrative, civil or criminal actions brought, pending or concluded against Macquarie or its principals in the past five years.

Neither Macquarie nor any affiliate, officer, director or employee thereof have passed on the merits of this prospectus or offering, or give any guarantee as to the performance or any other aspect of BDRY.

Macquarie is not affiliated with either BDRY or the Sponsor. Therefore, the Sponsor and BDRY do not believe that BDRY has any conflicts of interest with Macquarie or its trading principals arising from their acting as BDRY’s FCM.

Legal Counsel

Sullivan & Worcester LLP serves as legal counsel to the Trust and the Funds.

Fees of the Funds

Management and CTA Fees

RISE and BDRY each pay the Sponsor a management fee (the “Sponsor Fee”) in consideration of the Sponsor’s advisory services to the Funds. Additionally, RISE and BDRY each pays its respective commodity trading advisor a license and service fee (the “CTA Fee”).

RISE pays the Sponsor Fee monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of RISE’s average daily net assets or $75,000 effective January 1, 2018. The Sponsor Fee is paid in consideration of the Sponsor’s management services to RISE. RISE also pays Sit a CTA Fee monthly in arrears, for the use of the RISE Benchmark Portfolio in an amount equal to 0.20% effective January 1, 2018 (0.50% prior to January 1, 2018) per annum of RISE’s average daily net assets. Prior to January 1, 2018, RISE’s Sponsor Fee was calculated as the greater of 0.15% per annum of the value of RISE’s average daily net assets or, $18,750 for the year ended December 31, 2017, $75,000 for the period from February 20, 2016 through December 31, 2016 and $56,350 prior to February 20, 2016.

As of January 1, 2018, the Sponsor has contractually agreed to waive RISE’s Sponsor Fee and/or assume RISE’s remaining expenses so that RISE’s expenses do not exceed an annual rate of 1.00%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of RISE’s average daily net assets (the “RISE Expense Cap”). The assumption of expenses and waiver of RISE’s Sponsor fee are contractual on the part of the Sponsor, through September 30, 2019. If after that date, the Sponsor no longer assumed expenses or waived RISE’s Sponsor Fee, RISE could be adversely impacted, including in its ability to achieve its investment objective.

For the period from the inception of RISE through December 31, 2017, Sit had agreed to waive the CTA Fee and the Sponsor agreed to correspondingly assume the remaining expenses of RISE so that RISE expenses did not exceed an annual rate of 1.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of RISE’s average daily net assets.

The waiver of RISE’s Sponsor Fee, pursuant to the contractual RISE Expense Cap, amounted to $24,657 and $-0- for the years ended June 30, 2018 and 2017, respectively. The waiver of RISE’s CTA fee amounted to $49,453 and $71,035 for the years ended June 30, 2018 and 2017, respectively. RISE currently accrues its daily expenses up to the RISE Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of RISE. RISE’s total expenses amounted to $606,334 and $542,088, for the years ended June 30, 2018 and 2017, respectively, of which $87,625 and $230,689, respectively, was absorbed by the Sponsor pursuant to the RISE Expense Cap.

BDRY pays the Sponsor Fee, monthly in arrears, in an amount equal to the greater of 0.15% per year of BDRY’s average daily net assets; or $125,000. BDRY’s Sponsor Fee is paid in consideration of the Sponsor’s management services to BDRY. BDRY also pays Breakwave the CTA Fee monthly in arrears, for the use of BDRY’s Benchmark Portfolio in an amount equal to 1.45% per annum of BDRY’s average daily net assets.

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through September 30, 2019. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $165,676 for the period from March 22, 2018 to June 30, 2018, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $14,567 for the period from March 22, 2018 to June 30, 2018, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses up to the BDRY Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $231,538 for the period from March 22, 2018 to June 30, 2018.

Administrator, Custodian, Fund Accountant, and Transfer Agent Fees

RISE has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services.

Effective March 22, 2018, BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $55,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services.

Distribution Fees

RISE and BDRY each pay the Distributor an annual fee for statutory and wholesaling distribution services and related administrative services equal to the greater of $15,000 or 0.02% of RISE and BDRY’s, respectively, average daily net assets, payable monthly. Pursuant to the applicable Marketing Agent Agreement between the Sponsor, each Fund and the Distributor, the Distributor assists the Sponsor and the applicable Fund with certain functions and duties relating to distribution and marketing services to the applicable Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders.

ALPS provided statutory and wholesaling distribution services to RISE from December 1, 2015 through March 31, 2017. RISE paid an annual fee for such distribution services and related administrative services equal to $15,000 plus 0.02% of RISE’s average daily net assets, payable monthly. This fee had two components, with a portion of the fee paid to ALPS for the statutory distribution services and a portion paid to the Sponsor for the related administrative services. Pursuant to the Marketing Agent Agreement between the Sponsor, RISE and the ALPS, the former distributor assisted the Sponsor and RISE with certain functions and duties relating to distribution and marketing services to RISE, including reviewing and approving marketing materials and certain regulatory compliance matters. ALPS also assisted with the processing of creation and redemption orders.

RISE incurred $17,494 and $17,605 in distribution and related administrative services for the year ended June 30, 2018 and 2017, respectively. BDRY incurred $4,520 in distribution and related administrative services for the period from March 22, 2018 to June 30, 2018, as disclosed in the Combined Statements of Operations.

RISE also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. BDRY pays the Sponsor for wholesale support services $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

RISE incurred $33,720 and $14,202 in wholesale support fees for the year ended June 30, 2018 and 2017, respectively. BDRY incurred $9,680 in wholesale support fees for the period from March 22, 2018 to June 30, 2018, as disclosed in the Combined Statements of Operations.

Futures Commission Merchant Fees

RISE and BDRY each pay respective brokerage commissions, including applicable exchange fees, NFA fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees to exceed 0.09% for RISE, and 0.40% for BDRY, of the NAV of the applicable Fund for execution and clearing services on behalf of the applicable Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of Treasury Instruments or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. RISE incurred $42,798 and $27,257 in brokerage commissions and fees for the year ended June 30, 2018 and 2017, respectively, as disclosed in the Combined Statements of Operations. BDRY incurred $16,135 in brokerage commissions and fees for the period from March 22, 2018 to June 30, 2018, as disclosed in the Combined Statements of Operations.

Other Fees

RISE and BDRY each are responsible for certain other expenses, including professional services (e.g., outside auditor’s fees and legal fees and expenses), shareholder Form K-1’s, tax return preparation, regulatory compliance, and other services provided by affiliated and non-affiliated service providers. The fees for Principal Financial Officer and Chief Compliance Officer services provided to the Funds by the Sponsor amount to $25,000 per annum. Certain additional fees paid to the Sponsor by the Funds for tax return preparation and regulatory reporting fees amount to $100,000 and $25,000, respectively, per annum.

Extraordinary fees

RISE and BDRY each pay all of their extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount.

Form of Shares

Registered Form

Shares of the Funds are issued in registered form in accordance with the respective Trust Agreement for each Fund. U.S. Bank has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. U.S. Bank keeps a record of all limited partners and holders of the shares in certificated form in the registry (the “Register”). The Sponsor recognizes transfers of shares in certificated form only if done in accordance with the respective Trust Agreement for each Fund. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

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

Each of the Funds’ NAV is calculated by:

●	Taking the current market value of its total assets;

●	Subtracting any liabilities; and

●	Dividing that total by the total number of outstanding shares.

The Administrator calculates the NAV of the Funds once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. E.T. Regular trading on the NYSE Arca typically closes at 4:00 p.m. E.T. In the case of RISE, the Administrator uses the CME closing price (determined at the earlier of the close of the CME or 2:30 p.m. E.T.) for the contracts traded on the CME. In the case of BDRY, the Administrator uses the Baltic Exchange settlement price for the Freight Futures and option contracts. The Administrator calculates or determines the value of all other RISE and BDRY investments using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca, in the case of RISE, and as of the close of the NYSE Arca (typically 4:00 p.m. E.T.), in the case of BDRY, in accordance with the current applicable Administrative Agency Agreement among U.S. Bancorp Fund Services, the Sponsor and RISE or BDRY, respectively. For purposes of calculating the NAV of RISE, “other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by RISE in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to the Funds for use by investors and market professionals, an updated indicative fund value (“IFV”) is made available through on-line information services throughout the trading hours of 9:30 a.m. E.T. to 4:00 p.m. E.T. on each trading day. In the case of RISE, IFV is calculated by using the prior day’s closing NAV per share of RISE as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the futures and options held by RISE traded on the CME. In the case of BDRY, the IFV is calculated by using the prior day’s closing NAV per share of BDRY as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the futures and/or options held by BDRY. Certain Freight Futures brokers provide real time pricing information to the general public either through their websites or through data vendors such as Bloomberg or Reuters. The IFV disseminated during NYSE Arca regular trading hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day based upon the relevant end of day values of the Funds’ investments.

The IFV is disseminated on a per share basis every 15 seconds during NYSE Arca regular trading hours. The normal trading hours of the CME are 10:00 a.m. E.T. to 2:30 p.m. E.T. The customary trading hours of the Freight Futures trading are 3:00 a.m. E.T. to 12:00 p.m. E.T. This means that there is a gap in time at the beginning and/or the end of each day during which a Fund’s shares are traded on the NYSE Arca, but real-time trading prices for contracts are not available. During such gaps in time the IFV will be calculated based on the end of day price of such contracts from the CME’s or Baltic Exchange’s, immediately preceding trading session, as applicable. In addition, other investments and U.S. Treasuries held by the Funds will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor or broker-dealer quotes. These investments will not be included in the IFV.

The NYSE Arca disseminates the IFV through the facilities of CTA/CQ High Speed Lines. In addition, the IFV is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the IFV provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of a Fund’s shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of a Fund’s shares and the IFV. If the market price of a Fund’s shares diverges significantly from the IFV, market professionals will have an incentive to execute arbitrage trades. For example, if RISE’s or BDRY’s shares appear to be trading at a discount compared to the IFV, a market professional could buy RISE’s or BDRY’s shares on the NYSE Arca and take the opposite position in Treasury Instruments or Freight Futures, as applicable. Such arbitrage trades can tighten the tracking between the market price of a Fund’s shares and the IFV and thus can be beneficial to all market participants.

Creation and Redemption of Shares

The Funds create and redeem shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Funds or the distribution by the Funds of the amount of U.S. Treasuries and/or any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of shares included in the baskets being created or redeemed determined as of 4:00 p.m. E.T. on the day the order to create or redeem baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor. The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the U.S. Treasuries and any cash required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the respective Funds, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants will pay a transaction fee of $500 to the Custodian for each order they place to create or redeem one or more baskets. Authorized Participants who make deposits with a Fund in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the respective Fund or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the respective Fund to effect any sale or resale of shares.

With respect to RISE, certain Authorized Participants are expected to be capable of participating directly in the Treasury market and the related derivatives market. In some cases, Authorized Participants or their affiliates may from time to time buy or sell Treasuries and related derivatives and may profit in these instances. The Sponsor believes that the size and operation of the Treasury market make it unlikely that an Authorized Participant’s direct activities in such markets will significantly affect the price of Treasuries, related derivatives or the price of the shares.

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

Under the Authorized Participant Agreements, the Sponsor has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent, and accepted by the Distributor, to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, the New York Stock Exchange or the CME, in the case of RISE, or the Baltic Exchange, in the case of BDRY, is closed for regular trading. Purchase orders must be placed by 12:00 p.m. E.T. or 1:00 p.m. E.T., in the case of RISE or BDRY, respectively, or the close of NYSE Arca core trading session, whichever is earlier. The day on which a valid purchase order is received in accordance with the terms of the applicable “Authorized Participant Agreement” is referred to as the purchase order date. Purchase orders are irrevocable. Prior to the delivery of baskets for a purchase order, the Authorized Participant will be charged a non-refundable transaction fee due for the purchase order.

The manner by which creations are made is dictated by the terms of the applicable Authorized Participant Agreement. By placing a purchase order for Creation Baskets of RISE, an Authorized Participant agrees to deposit U.S. Treasuries, cash, or a combination of U.S. Treasuries and cash with the Custodian of RISE. If an Authorized Participant fails to so deposit, the order shall be cancelled.

Determination of Required Deposits (RISE only)

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of U.S. Treasuries and/or cash that is in the same proportion to the total assets of the Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order date. The Sponsor determines, directly in its sole discretion or in consultation with the Administrator, the requirements for U.S. Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of each Treasury and cash that may be included in deposits to create baskets. The Distributor will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the U.S. Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. E.T. on the date the order to purchase is properly received and the total required deposit.

Determination of Required Payment (BDRY only)

The Creation Basket Deposit for BDRY is the NAV of 25,000 shares on the purchase order date, but only if the required payment is timely received. To calculate the NAV, the Administrator will use the Baltic Exchange settlement price (typically determined after 2:00 p.m. E.T.) for the Freight Futures.

Because orders to purchase Creation Baskets must be placed no later than 1:00 p.m. E.T., but the total payment required to create a Creation Basket typically will not be determined until after 2:00 p.m. E.T., on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a Creation Basket at the time they submit an irrevocable purchase order. The NAV and the total amount of the payment required to create a Creation Basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Delivery of Required Deposits (RISE only)

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

Because orders to purchase baskets must be placed by 12:00 p.m., E.T., but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m., E.T., on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. The Fund’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time a purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Delivery of Required Payment (BDRY only)

An Authorized Participant who places a purchase order shall transfer to the Administrator the required amount of U.S. Treasuries and/or cash, by the end of the next business day following the purchase order date. Upon receipt of the deposit amount, the Administrator will direct DTC to credit the number of Creation Baskets ordered to the Authorized Participant’s DTC account on the next business day following the purchase order date.

Suspension of Purchase Orders

The Sponsor acting by itself or through the Administrator or the Distributor may suspend the right of purchase, or postpone the purchase settlement date, for any period during which the NYSE Arca or other exchange on which the shares are listed is closed, other than for customary holidays or weekends, or when trading is restricted or suspended. None of the Sponsor, the Marketing Agent or the Administrator will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Rejection of Purchase Orders

The Sponsor acting by itself or through the Distributor shall have the absolute right but no obligation to reject a purchase order or a Creation Basket Deposit if:

●	it determines that the investment alternative available to the Fund at that time will not enable it to meet its investment objective (RISE only);

●	it determines that the purchase order or the purchase order or Creation Basket Deposit is not in proper form;

●	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to the Fund, the limited partners or its shareholders (RISE only);

●	the acceptance or receipt of the purchase order or Creation Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful; or

●	circumstances outside the control of the Sponsor, Distributor or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

None of the Sponsor, Distributor or Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Participant may place an order with the Distributor to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. E.T., with respect to RISE, or 1:00 p.m., with respect to BDRY, or the close of the core trading session on the NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Distributor. The redemption procedures allow Authorized Participants to redeem baskets and do not entitle an individual shareholder to redeem any shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Participant. Redemption orders are irrevocable.

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. By placing an order for Redemption Baskets of RISE, an Authorized Participant agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to the Fund’s account with the Custodian not later than 3:00 p.m. E.T. on the third business day following the effective date of the redemption order, and (2) if required by the Sponsor in its sole discretion, enter into or arrange for a block trade, an exchange for related position, or any other transaction (through itself or a designated acceptable broker) with the Fund for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the redemption order date. If an Authorized Participant fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by the Sponsor, in its sole discretion, to meet the Fund’s investment objective and shall be sold as a result of the Authorized Participant’s redemption of shares. By placing an order for Redemption Baskets of BDRY, an Authorized Participant agrees to deliver the Redemption Baskets to be redeemed through DTC’s book-entry system to the Fund not later than 1:00 p.m. E.T., on the next business day immediately following the redemption order date. Prior to the delivery of redemption distribution or proceeds, the Authorized Participant will be charged a non-refundable transaction fee due for the redemption order.

Determination of Redemption Distribution (RISE only)

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

Determination of Redemption Proceeds (BDRY only)

The redemption proceeds from the Fund consist of a cash redemption amount equal to the NAV of the number of Baskets requested in the Authorized Participant’s redemption order on the redemption order date. To calculate the NAV, the Administrator will use the Baltic Exchange settlement price (typically determined after 2:00 p.m. E.T.) for the Freight Futures.

Because orders to redeem baskets must be placed no later than 1:00 p.m. E.T., but the total amount of redemption proceeds typically will not be determined until after 2:00 p.m. E.T., on the date the redemption order is received, Authorized Participants will not know the total amount of the redemption proceeds at the time they submit an irrevocable redemption order. The NAV and the total amount of redemption proceeds could rise or fall substantially between the time an irrevocable redemption order is submitted and the time the amount of redemption proceeds in respect thereof is determined.

Delivery of Redemption Distribution (RISE only)

The redemption distribution due from the Fund will be delivered to the Authorized Participant by 3:00 p.m. E.T. on the third business day following the redemption order date if, by 3:00 p.m. E.T. on such third business day, the Fund’s DTC account has been credited with the shares represented by the baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the shares represented by the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining shares represented by the whole baskets received if the Fund receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time, determine and the remaining baskets to be redeemed are credited to the Fund’s DTC account by 3:00 p.m. E.T. on such next business day. Any further outstanding amount of the redemption order will be cancelled. Pursuant to information from the Sponsor, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to the Fund’s DTC account by 3:00 p.m. E.T. on the third business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as the Sponsor may from time to time determine.

Delivery of Redemption Proceeds (BDRY only)

The redemption proceeds due from the Fund will be delivered to the Authorized Participant at 1:00 p.m. E.T., on the next business day immediately following the redemption order date if, by such time, the Fund’s DTC account has been credited with the baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole baskets received if the Fund receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time, determine and the remaining baskets to be redeemed are credited to the Fund’s DTC account by 1:00 p.m. E.T., on such next business day. Any further outstanding amount of the redemption order shall be cancelled. The Sponsor may cause the redemption distribution to be delivered notwithstanding that the baskets to be redeemed are not credited to the Fund’s DTC account by 12:00 p.m. E.T., on the next business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor may from time to time determine.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca, or the CME in the case of RISE, is closed other than customary weekend or holiday closings, or trading on the NYSE Arca, or the CME, in the case of RISE, is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of the redemption distribution or redemption proceeds, as applicable, is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of the limited partners or shareholders. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of a Fund’s assets at an appropriate value to fund a redemption. If the Sponsor has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets or a suspension of trading by the exchange where the futures contracts are listed, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the Distributor, the Transfer Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. The Sponsor will reject a redemption order if the order is not in proper form as described in the applicable Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. The Sponsor may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 50,000 shares (minimum NYSE Arca listing requirement) or less, unless the Sponsor has reason to believe that the placer of the redemption order does in fact possess all the outstanding shares and can deliver them.

Creation and Redemption Transaction Fee

To compensate the Funds for their expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to the Custodian of $500 per order to create or redeem baskets, regardless of the number of baskets in such order. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by the Sponsor. The Sponsor will notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

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

Secondary Market Transactions

As noted, the Funds create and redeem shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Funds or the distribution by the Funds of the amount of U.S. Treasuries and cash, in the case of RISE, and cash, in the case of BDRY, represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of shares included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Participant purchased the Creation Baskets and the NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the futures contract market and the market for Treasury Instruments or U.S. Treasuries, as applicable. The prices of shares offered by Authorized Participants are expected to fall between the Fund’s NAV and the trading price of the shares on the NYSE Arca at the time of sale.

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

Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the futures contracts market and the market for Treasury Instruments or U.S. Treasuries, as applicable. While the shares trade during regular trading hours on the NYSE Arca until 4:00 p.m. E.T., liquidity in the market for Treasury Instruments or Freight Futures, as applicable, may be reduced after the close of the CME at 2:30 p.m. E.T. or the Freight Futures market at approximately 12:00 p.m. E.T. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

In the case of BDRY, there are a minimum number of specified baskets and associated shares. Once the minimum number of baskets is reached, there can be no more basket redemptions until there has been a Creation Basket. In such case, market makers may be less willing to purchase shares from investors in the secondary market, which may in turn limit the ability of shareholders of the Fund to sell their shares in the secondary market. As of the date of this annual report the minimum level for BDRY is 25,000 shares, representing one basket.

In the case of BDRY, all proceeds from the sale of Creation Baskets will be invested as quickly as practicable in the investments described in this prospectus. BDRY’s cash and investments are held through the Custodian, in accounts with BDRY’s commodity futures brokers or in demand deposits with highly-rated financial institutions. There is no stated maximum time period for BDRY’s operations and BDRY will continue its operations until all shares are redeemed or BDRY is liquidated pursuant to the terms of BDRY’s Trust Agreement.

There is no specified limit on the maximum number of Creation Baskets that can be sold, although the Funds may not sell shares in Creation Baskets if such shares have not been registered with the SEC under an effective registration statement.

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

The CFTC possesses exclusive jurisdiction to regulate the activities of commodity pool operators and commodity trading advisors with respect to “commodity interests,” such as futures, swaps and options, and has adopted regulations with respect to the activities of those persons and/or entities. Under the CEA, a registered CPO, such as the Sponsor, is required to make annual filings with the CFTC and NFA describing its organization, capital structure, management and controlling persons. In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered CPOs. Pursuant to this authority, the CFTC requires CPOs to keep accurate, current and orderly records for each pool that they operate. The CFTC may suspend the registration of a commodity pool operator (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until that registration were to be reinstated, from managing the Funds, and might result in the termination of the Funds if a successor sponsor is not elected pursuant to the Trust Agreement.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed or final versions of almost all of the rules it is required to promulgate under the Dodd-Frank Act. The provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options; new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; reporting of all swap transactions to swap data repositories; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the over-the-counter market, but are now designated as subject to the clearing requirement; and margin requirements for over-the-counter swaps that are not subject to the clearing requirements.

The Dodd-Frank Act was intended to reduce systemic risks that may have contributed to the 2008/2009 financial crisis. Since the first draft of what became the Dodd-Frank Act, opponents have criticized the broad scope of the legislation and, in particular, the regulations implemented by federal agencies as a result. Since 2010, and most notably in 2015 and 2016, Republicans have proposed comprehensive legislation both in the House and the Senate of the US Congress. These bills are intended to pare back some of the provisions of the Dodd-Frank Act of 2010 that critics view as overly broad, unnecessary to the stability of the U.S. financial system, and inhibiting the growth of the U.S. economy. Further, during the campaign and after taking office, President Donald J. Trump has promised and issued several executive orders intended to relieve the financial burden created by the Dodd-Frank Act, although these executive orders only set forth several general principles to be followed by the federal agencies and do not mandate the wholesale repeal of the Dodd-Frank Act. The scope of the effect that passage of new financial reform legislation could have on U.S. securities, derivatives and commodities markets is not clear at this time because each federal regulatory agency would have to promulgate new regulations to implement such legislation. Nevertheless, regulatory reform may have a significant impact on U.S. regulated entities.

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

Regulatory bodies outside the U.S. have also passed or proposed, or may propose in the future, legislation similar to that proposed by the Dodd-Frank Act or other legislation containing other restrictions that could adversely impact the liquidity of and increase costs of participating in the commodities markets. For example, the European Union (“EU”) Markets in Financial Instruments Directive (Directive 2014/65/EU) and Markets in Financial Instruments Regulation (Regulation (EU) No 600/2014) (together “MiFID II”), which has applied since January 3, 2018, governs the provision of investment services and activities in relation to, as well as the organized trading of, financial instruments such as shares, bonds, units in collective investment schemes and derivatives. In particular, MiFID II requires EU Member States to apply position limits to the size of a net position which a person can hold at any time in commodity derivatives traded on trading EU trading venues and in “economically equivalent” over-the-counter (“OTC”) contracts. By way of further example, the European Market Infrastructure Regulation (Regulation (EU) No 648/2012) (“EMIR”) introduced certain requirements in respect of OTC derivatives including: (i) the mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of un-cleared OTC derivative contracts, including the mandatory margining of un-cleared OTC derivative contracts; and (iii) reporting and recordkeeping requirements in respect of all derivatives contracts. In the event that the requirements under EMIR and MiFID II apply, these are expected to increase the cost of transacting derivatives.

In addition, considerable regulatory attention has been focused on non-traditional publicly distributed investment pools such as the Funds. Furthermore, various national governments have expressed concern regarding the disruptive effects of speculative trading in certain commodity markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict, but could be substantial and adverse.

Management believes that as of June 30, 2018, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

The Securities and Exchange Commission made a final ruling on March 29, 2017 to adopt proposed amendments to the Settlement Cycle Rule (Rule 15c6-1(a)) under the Securities Exchange Act of 1934, as amended, to shorten the standard settlement cycle for most broker-dealer transactions from three business days after the trade date (T+3) to two business days after the trade date (T+2). The effective date of the adopted amendments was May 30, 2017 with a resulting implementation date of September 5, 2017. The amended rule prohibited broker-dealers from effecting or entering into a contract for the purchase or sale of a security (other than certain exempted securities) that provides for payment of funds and delivery of securities later than the second business day after the date of the contract, unless otherwise expressly agreed to by the parties at the time of the transaction. The products subject to the shortened settlement cycle include equities, corporate bonds, municipal bonds, unit investment trusts, and financial instruments comprised of these security types. Shortening the settlement cycle is expected to yield benefits for the industry and market participants including the further reduction of credit, market, and liquidity risk, and as a result a reduction in systemic risk, for U.S. market participants.

Management successfully completed all steps necessary to implement the rule as of September 5, 2017.

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

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings

Although the Funds may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, neither of the Funds is currently a party to any pending material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Shares

Shares of RISE have traded on the NYSE Arca under the symbol “RISE” since February 19, 2015.

The following tables set forth, for the calendar quarters indicated, the range of reported high and low sales prices per Share, as reported on the NYSE Arca:

Fiscal year 2018	High	Low
First quarter ended September 30, 2017	$23.15	$22.59
Second quarter ended December 31, 2017	$23.81	$22.99
Third quarter ended March 31, 2018	$24.71	$23.65
Fourth quarter ended June 30, 2018	$25.18	$24.15

Fiscal year 2017	High	Low
First quarter ended September 30, 2016	$22.79	$22.17
Second quarter ended December 31, 2016	$24.09	$22.60
Third quarter ended March 31, 2017	$23.97	$23.33
Fourth quarter ended June 30, 2017	$23.42	$22.80

As of June 30, 2018, RISE had approximately 1,450 holders of its shares.

Shares of BDRY have traded on the NYSE Arca under the symbol “BDRY” since March 22, 2018.

The following tables set forth, for the calendar quarters indicated, the range of reported high and low sales prices per Share, as reported on the NYSE Arca:

Period from March 22, 2018 through June 30, 2018	High		Low
First quarter ended September 30, 2017	$	N/A	$	N/A
Second quarter ended December 31, 2017	$	N/A	$	N/A
Third quarter ended March 31, 2018		$25.72		$22.78
Fourth quarter ended June 30, 2018		$24.46		$18.73

As of June 30, 2018, BDRY had approximately 110 holders of its shares.

Dividends

The Funds have not made and do not currently intend to make cash distributions to their shareholders.

Issuer Purchases of Equity Securities

The Funds do not purchase shares directly from their shareholders.

Authorized Participants did not redeem any Shares of RISE during the period from April 1, 2017 through June 30, 2017. Authorized Participant redemption activity for each Fund during the period from April 1, 2018 through June 30, 2018 was as follows:

RISE

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from April 1, 2018 through June 30, 2018	—	$—

BDRY

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from April 1, 2018 through June 30, 2018	100,000	$23.17

Item 6.	Selected Financial Data.

Not required for small reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

RISE commenced investment operations on February 19, 2015 at $25.00 per Share. The Shares have been trading on the NYSE Arca since February 19, 2015 under the symbol “RISE”.

BDRY commenced investment operations on March 22, 2018 at $25.00 per Share. The Shares have been trading on the NYSE Arca since March 22, 2018 under the symbol “BDRY.”

Each Fund seeks to track the daily return of the applicable Benchmark Portfolio, over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations, options and futures, and, if applicable, other high credit quality short-term fixed income securities over the expenses of the Fund.

The following graphs illustrate changes in (i) the price of each Fund’s Shares (reflected, as applicable, by the graphs “Comparison of Per Share RISE NAV to RISE Market Value for the Three Months Ended June 30, 2018 and 2017” and “Comparison of Per Share RISE NAV to RISE Market Value for the Year Ended June 30, 2018 and 2017 and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of RISE NAV to Benchmark Index for the Three Months Ended June 30, 2018 and 2017” and “Comparison of RISE NAV to Benchmark Index for the Year Ended June 30, 2018 and 2017”).

Each Benchmark Portfolio is frictionless, in that it does not take into account fees or expenses associated with investing in the applicable Fund. The performance of the Funds involves friction, in that fees and expenses impose a drag on performance.

Sit Rising Rate ETF

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the three months ended June 30, 2018.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the year ended June 30, 2018.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended June 30, 2018. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the year ended June 30, 2018. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

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

FOR THE YEAR ENDED JUNE 30, 2018

Fund Share Price Performance

During the year ended June 30, 2018, the NYSE Arca market value of each share increased (+7.12%) from $23.02 per share, representing the closing price on June 30, 2017, to $24.66 per share, representing the closing price on June 30, 2018. The share price high and low for the year ended June 30, 2018 and related change from the closing share price on June 30, 2017 was as follows: shares traded from a high of $25.18 per share (+9.38%) on May 17, 2018 to a low of $22.59 per share (-1.87%) on August 29, 2017.

Fund Share Net Asset Value Performance

For the year ended June 30, 2018, the net asset value of each share increased (+6.48%) from $23.15 per share to $24.65 per share. Gains in the futures and options contracts more than offset Fund expenses resulting in the overall increase in the NAV per share during the year ended June 30, 2018.

Net income for the year ended June 30, 2018, was $2,096,834, resulting from net realized gains on investments, futures and options contracts of $2,954,497, net unrealized losses on investments, futures and options contracts of $862,151, and the net investment income of $4,488.

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

Net income for the year ended June 30, 2017, was $234,090, resulting from net realized gains on investments, futures and options contracts of $52,681, net unrealized gains on investments, futures and options contracts of $353,864, and the net investment loss of $172,455.

FOR THE THREE MONTHS ENDED JUNE 30, 2018

Fund Share Price Performance

During the three months ended June 30, 2018, the NYSE Arca market value of each Share increased (+0.93%) from $24.43 per Share, representing the closing price on March 31, 2018, to $24.66 per Share, representing the closing price on June 30, 2018. The Share price high and low for the three months ended June 30, 2018 and related change from the closing Share price on March 31, 2018 was as follows: Shares traded from a high of $25.18 per Share (+3.07%) on May 17, 2018 to a low of $24.15 per Share (-1.15%) on June 29, 2018.

Fund Share Net Asset Performance

For the three months ended June 30, 2018, the net asset value of each Share increased +1.07% from $24.39 per Share to $24.65 per Share. For the three months ended June 30, 2018, gains in the investments, futures and options contracts more than offset Fund expenses resulting in the overall increase in the NAV per Share during the period.

Net income for the three months ended June 30, 2018, was $342,683, resulting from net realized gains on investments, futures and options contracts of $770,627, net unrealized losses on investments, futures and options contracts of $493,966, and the net operating income of $66,022.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2017, the net asset value of each Share decreased (-0.90%) from $23.36 per Share to $23.15 per Share. For the three months ended June 30, 2017, losses in the investments, futures and options contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the period.

Net loss for the three months ended June 30, 2017, was $432,976, resulting from net realized losses on investments, futures and options contracts of $215,691, net unrealized losses on investments, futures and options contracts of $150,292, and the net operating loss of $66,993.

Breakwave Dry Bulk Shipping ETF

•	During the three months ended June 30, 2018 and the period from March 22, 2018 to June 30, 2018 dry bulk rates experienced considerable fluctuations, mainly as a result of uncertainties relating to trade discussions between the U.S. and China. Future expectations relating mainly to soybean volumes as well as the potential impact of trade tariffs on economic growth in general had a negative impact on freight rate expectations. That was offset somewhat by strong iron ore export volumes from Brazil that helped maintain relatively strong Capesize rates during each period shown below as well as optimism relating to a tight supply and demand balance for dry bulk shipping.

•	Uncertainty regarding global trade and the ongoing discussions between U.S. and China regarding trade remain the main uncertainty as it relates to shipping, and as a result, to freight rates. On the other hand, seasonality that historically has led to higher rates during the second half of the calendar year, compared to the first half of the calendar year might have a positive impact on freight rates, on average. In addition, there are positive expectations for the impact that the upcoming 2020 fuel regulations might have on shipping rates.

•	Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

○	Benchmark portfolio uses settlement prices of freight futures vs. BDRY closing Share price,
○	Benchmark portfolio roll methodology assumes rolls that can happen even at fractions of lots vs. BDRY that uses the real minimum market lot available (5 days per months),
○	Benchmark portfolio assumes rolls are happening at the settlement price of the day vs. BDRY that buys at a transaction price during the day that might or might not be equal to the settlement price,
○	Benchmark portfolio assumes no trading commissions vs. BDRY that pays 10bps for each transaction,
○	Benchmark portfolio assumes no clearing fees vs. BDRY that pays approximately 3-5bps of total clearing fees for each trade,
○	Benchmark portfolio assumes no management fees vs. BDRY fee structure of 3.5% of average net assets on an annualized basis, and
○	Creations and redemptions that lead to transactions that occur at prices that might be different than the settlement prices

•	There are no competitors. BDRY is the only Freight futures ETF globally.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended June 30, 2018.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the period from March 22, 2018 to June 30, 2018.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the three months ended June 30, 2018. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the period from March 22, 2018 to June 30, 2018. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

FOR THE PERIOD FROM MARCH 22, 2018 TO JUNE 30, 2018

Fund Share Price Performance

During the period from March 22, 2018 (commencement of Shares trading on the NYSE Arca) to June 30, 2018, the NYSE Arca market value of each Share decreased (-13.23%) from $25.40 per Share, representing the initial trade on March 22, 2018, to $22.04 per Share, representing the closing price on June 29, 2018. The Share price high and low for the period from March 22, 2018 to June 30, 2018 and related change from the initial Share price on March 22, 2018 was as follows: Shares traded from a high of $25.72 per Share (+1.26%) on March 22, 2018 to a low of $18.73 per Share (-26.25%) on May 29, 2018.

Fund Share Net Asset Performance

For the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, the net asset value of each Share decreased (-12.08%) from $25.00 per Share to $21.98 per Share. Losses in the investments, futures and options contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the period from March 22, 2018 to June 30, 2018.

Net loss for the period from March 22, 2018 to June 30, 2018, was $216,121, resulting from net realized losses on investments, futures and options contracts of $262,335, net unrealized gains on investments, futures and options contracts of $81,679 and the net investment loss of $35,465.

FOR THE THREE MONTHS ENDED JUNE 30, 2018

Fund Share Price Performance

During the three months ended June 30, 2018, the NYSE Arca market value of each Share decreased (-3.25%) from $22.78 per Share, representing the closing price on March 29, 2018, to $22.04 per Share, representing the closing price on June 30, 2018. The Share price high and low for the three months ended June 30, 2018 and related change from the closing Share price on March 29, 2018 was as follows: Shares traded from a high of $24.46 per Share (+7.37%) on April 2, 2018 to a low of $18.73 per Share (-17.78%) on May 29, 2018.

Fund Share Net Asset Performance

For the three months ended June 30, 2018, the net asset value of each Share decreased (-2.48%) from $22.54 per Share to $21.98 per Share. For the three months ended June 30, 2018, losses in the investments, futures and options contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the period.

Net loss for the three months ended June 30, 2018, was $144,019, resulting from net realized losses on investments, futures and options contracts of $262,335, net unrealized gains on investments, futures and options contracts of $433,829, and the net investment loss of $27,475.

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

Off Balance Sheet Financing

As of June 30, 2018, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

Redemption Basket Obligation

Other than as necessary to meet the investment objective of the Funds and pay the contractual obligations described below, the Funds will require liquidity to redeem Redemption Baskets. The Funds intend to satisfy this obligation through the transfer of cash of a Fund (generated, if necessary, through the sale of Treasury Instruments or Freight Futures, as applicable) in an amount proportionate to the number of Shares being redeemed.

Contractual Obligations

The primary contractual obligations of each Fund will be with the Sponsor and certain other service providers.

Sit Rising Rate ETF

RISE pays the Sponsor a management fee (the “Sponsor Fee”), monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of the Fund’s average daily net assets or $75,000 effective January 1, 2018. The Sponsor Fee is paid in consideration of the Sponsor’s management services to the Fund. RISE also pays Sit a license and service fee (the “CTA Fee”) monthly in arrears, for the use of RISE’s Benchmark Portfolio in an amount equal to 0.20% effective January 1, 2018 (0.50% prior to January 1, 2018) per annum of the Fund’s average daily net assets. Prior to January 1, 2018, the Sponsor Fee was calculated as the greater of 0.15% per annum of the value of the Fund’s average daily net assets or, $18,750 for the year ended December 31, 2017, or $75,000 for the period from February 20, 2016 through December 31, 2016.

As of January 1, 2018, the Sponsor has contractually agreed to waive the Sponsor Fee and/or assume RISE’s remaining expenses so that the Fund’s expenses do not exceed an annual rate of 1.00%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the Sponsor fee are contractual on the part of the Sponsor, through September 30, 2019. If after that date, the Sponsor no longer assumed expenses or waived the Sponsor Fee, RISE could be adversely impacted, including in its ability to achieve its investment objective.

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

The waiver of the Sponsor Fee, pursuant to the contractual Expense Cap, amounted to $6,164 for the three months ended June 30, 2018. The waiver of the CTA fee amounted to $24,575 for the three months ended June 30, 2017. The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $162,154 and $107,369, of which $30,821 and $26,075 was absorbed by the Sponsor, for the three months ended June 30, 2018 and 2017, respectively.

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

Breakwave Dry Bulk Shipping ETF

BDRY pays a Sponsor Fee, monthly in arrears, in an amount equal to the greater of (i) 0.15% per year of the Fund’s average daily net assets; or (ii) $125,000. The Sponsor Fee is paid in consideration of the Sponsor’s management services to the Fund. BDRY also pays Breakwave a license and service fee (the “CTA Fee”) monthly in arrears, for the use of BDRY’s Benchmark Portfolio in an amount equal to 1.45% per annum of the Fund’s average daily net assets.

Breakwave has agreed to waive its license and services fee and the Sponsor has agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Breakwave, respectively, through September 30, 2019. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data.

 ETF MANAGERS GROUP COMMODITY TRUST I

 Combined Statements of Assets and Liabilities

June 30, 2018

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $51,268,060 and $1,249,009, respectively)	$51,198,363	$1,249,009	$52,447,372
Cash	—	33,280	33,280
Interest receivable	807	4,442	5,249
Segregated cash held by broker	1,386,738	1,941,874	3,328,612
Receivable on futures contracts	—	81,680	81,680
Total assets	52,585,908	3,310,285	55,896,193
Liabilities
Options written, at fair value (premiums received $48,680 and $-0-, respectively)	70,664	—	70,664
Payable on open futures contracts	698,426	—	698,426
Due to Sponsor	41,830	9,307	51,137
Other accrued expenses	—	3,189	3,189
Total liabilities	810,920	12,496	823,416

Net Assets	$51,774,988	$3,297,789	$55,072,777

Shares outstanding (unlimited authorized)	2,100,040	150,040
Net asset value per share	$24.65	$21.98
Market value per share	$24.66	$22.04

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

June 30, 2017

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $20,283,172 and $-0-, respectively)	$20,319,994	$—	$20,319,994
Interest receivable	712	—	712
Segregated cash held by broker	521,215	—	521,215
Receivable on open futures contracts	21,795	—	21,795
Total assets	20,863,716	—	20,863,716
Liabilities
Options written, at fair value (premiums received $16,688 and $-0-, respectively)	3,477	—	3,477
Due to Sponsor	25,260	—	25,260
Total liabilities	28,737	—	28,737

Net Assets	$20,834,979	$—	$20,834,979

Shares outstanding (unlimited authorized)	900,040	—
Net asset value per share	$23.15	$—
Market value per share	$23.02	$—

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedule of Investments

June 30, 2018

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED

PURCHASED OPTIONS - 0.1% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $120.00 Expiring 07/27/18 (149 contracts)	$53,547	$—	$53,547
TOTAL PURCHASED OPTIONS (Cost $125,344 and $-0-, respectively)	53,547	—	53,547

SHORT-TERM INVESTMENTS - 97.5% and 0.0%, respectively
US TREASURY BILLS - 97.5% and 0.0%, respectively United States Treasury Bills 0.000%, 10/04/2018 ($50,700,000 principal amount)	50,447,201	—	50,447,201
TOTAL US TREASURY BILLS (Cost $50,445,101 and $-0-, respectively)	50,447,201	—	50,447,201

MONEY MARKET FUNDS - 1.3% and 37.9%, respectively
First American US Treasury Money Market Fund, Class Z, 1.69%* (697,615 shares)	697,615	—	697,615
First American US Treasury Obligations Fund, Class X, 1.79%* (1,249,009 shares)	—	1,249,009	1,249,009
TOTAL MONEY MARKET FUNDS (Cost $697,615 and $1,249,009, respectively	697,615	1,249,009	1,946,624

Total Investments (Cost $51,268,060 and $1,249,009, respectively) - 98.9% and 37.9%, respectively	51,198,363	1,249,009	52,447,372
Other Assets in Excess of Liabilities - 1.1% and 62.1%, respectively (a)	576,625	2,048,780	2,625,405
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$51,774,988	$3,297,789	$55,072,777

* Annualized seven-day yield as of June 30, 2018

(a) $1,386,738 and $1,941,874, respectively, of cash is pledged as collateral for futures contracts and written options

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
June 30, 2018	(Depreciation)	(Depreciation)	(Depreciation)

Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 31, 2018 (Underlying Face Amount at Market Value - $348,300) (30 contracts)	$—	$(26,700)	$(26,700)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 31, 2018 (Underlying Face Amount at Market Value - $368,250) (30 contracts)	—	(6,750)	(6,750)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 28, 2018 (Underlying Face Amount at Market Value - $390,600) (30 contracts)	—	15,600	15,600
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 31, 2018 (Underlying Face Amount at Market Value - $114,210) (10 contracts)	—	(4,040)	(4,040)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 31, 2018 (Underlying Face Amount at Market Value - $117,760) (10 contracts)	—	(490)	(490)
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 28, 2018 (Underlying Face Amount at Market Value - $120,160) (10 contracts)	—	1,910	1,910
Baltic Capesize Time Charter Expiring July 31, 2018 (Underlying Face Amount at Market Value - $543,300) (30 contracts)	—	(4,950)	(4,950)
Baltic Capesize Time Charter Expiring August 31, 2018 (Underlying Face Amount at Market Value - $561,300) (30 contracts)	—	13,050	13,050
Baltic Capesize Time Charter Expiring September 28, 2018 (Underlying Face Amount at Market Value - $642,300) (30 contracts)	—	94,050	94,050

	$—	$81,680	$81,680

SIT RISING RATE ETF
Written Option Contracts
June 30, 2018

US 5 Year Note, Strike Price $113.50 Expiring 07/27/2018 (201 contracts) (Premiums received $48,011)	$70,664	$—	$70,664

SIT RISING RATE ETF
Short Futures Contracts
June 30, 2018

US Treasury 5 Year Note Expiring September 2018 (Underlying Face Amount at Market Value - $53,400,078) (470 contracts)	$(468,924)	$—	$(468,924)
US Treasury 2 Year Note Expiring September 2018 (Underlying Face Amount at Market Value - $98,711,907) (466 contracts)	(229,502)	—	(229,502)
	$(698,426)	$—	$(698,426)

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedule of Investments

June 30, 2017

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED

PURCHASED OPTIONS - 0.3%
US Treasury 10 Year Note, Strike Price $127.00 Expiring 07/21/17 (47 contracts)	$72,703	$—	$72,703
TOTAL PURCHASED OPTIONS (Cost $38,188)	72,703	—	72,703

SHORT-TERM INVESTMENTS - 95.8%
US TREASURY BILLS - 95.8% United States Treasury Bills 0.000%, 09/21/2017 ($20,000,000 principal amount)	19,957,000	—	19,957,000
TOTAL US TREASURY BILLS (Cost $19,954,693)	19,957,000	—	19,957,000

MONEY MARKET FUNDS - 1.4%
First American US Treasury Money Market Fund, 0.70%* (290,291 shares)	290,291	—	290,291
TOTAL MONEY MARKET FUNDS (Cost $290,291)	290,291	—	290,291

Total Investments (Cost $20,283,172) - 97.5%	20,319,994	—	20,319,994
Other Assets in Excess of Liabilities - 2.5% (a)	514,985	—	514,985
TOTAL NET ASSETS - 100.0%	$20,834,979	$—	$20,834,979

* Annualized seven-day yield as of June 30, 2017

(a) $521,215 of cash is pledged as collateral for futures contracts and written options

	Unrealized	Unrealized	Unrealized
Written Option Contracts	Appreciation/	Appreciation/	Appreciation/
June 30, 2017	(Depreciation)	(Depreciation)	(Depreciation)

US 5 Year Note, Strike Price $118.75 Expiring 07/21/2017 (89 contracts) (Premiums received $16,688)	$(3,477)	$—	$(3,477)

Short Futures Contracts
June 30, 2017

US Treasury 5 Year Note Expiring September 2017 (Underlying Face Amount at Market Value - $18,500,242) (157 contracts)	$(11,204)	—	$(11,204)
US Treasury 2 Year Note Expiring September 2017 (Underlying Face Amount at Market Value - $45,815,188) (212 contracts)	32,999	—	32,999
	$21,795	$—	$21,795

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Year Ended Ended June 30, 2018

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF*	COMBINED
Investment Income
Interest	$449,087	$15,830	$464,917

Expenses
Sponsor fee	56,682	34,246	90,928
CTA fee	106,201	14,567	120,768
Audit fees	74,480	50,000	124,480
Tax preparation fees	62,190	35,210	97,400
Admin/accounting/custodian/transfer agent fees	55,702	16,493	72,195
Legal fees	35,004	12,330	47,334
Printing and postage expenses	25,928	5,480	31,408
Chief Compliance Officer fees	15,549	6,849	22,398
Principal Financial Officer fees	15,549	6,849	22,398
Regulatory reporting fees	15,549	6,849	22,398
Brokerage commissions	42,798	16,135	58,933
Distribution fees	17,494	4,520	22,014
Insurance expense	14,999	4,110	19,109
Listing & calculation agent fees	12,601	2,740	15,341
Other expenses	21,888	5,480	27,368
Wholesale support fees	33,720	9,680	43,400
Total Expenses	606,334	231,538	837,872
Less: Waiver of Sponsor fee	(24,657)	—	(24,657)
Less: Waiver of CTA fee	(49,453)	(14,567)	(64,020)
Less: Expenses absorbed by Sponsor	(87,625)	(165,676)	(253,301)
Net Expenses	444,599	51,295	495,894
Net Investment Income (Loss)	4,488	(35,465)	(30,977)
Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	2,954,497	(262,335)	2,692,162

Change in Unrealized Gain (Loss)
Investments, futures and options contracts	(862,151)	81,679	(780,472)
Net realized and unrealized gain (loss)	2,092,346	(180,656)	1,911,690
Net income (loss)	$2,096,834	$(216,121)	$1,880,713

* Period from March 22, 2018 (commencement of investment operations) to June 30, 2018.

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Year Ended Ended June 30, 2017

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$67,909	$—	$67,909

Expenses
Sponsor fee	50,477	—	50,477
CTA fee	71,035	—	71,035
Audit fees	73,500	—	73,500
Legal fees	35,004	—	35,004
Tax preparation fees	71,307	—	71,307
Admin/accounting/custodian/transfer agent fees	55,623	—	55,623
Printing and postage expenses	25,849	—	25,849
Chief Compliance Officer fees	15,702	—	15,702
Principal Financial Officer fees	15,702	—	15,702
Regulatory reporting fees	15,702	—	15,702
Regulatory filing fees	3,825	—	3,825
Brokerage commissions	27,257	—	27,257
Distribution fees	17,605	—	17,605
Insurance expense	15,000	—	15,000
Listing & calculation agent fees	14,872	—	14,872
Other expenses	19,426	—	19,426
Wholesale support fees	14,202	—	14,202
Total Expenses	542,088	—	542,088
Less: Waiver of CTA fee	(71,035)	—	(71,035)
Less: Expenses absorbed by Sponsor	(230,689)	—	(230,689)
Net Expenses	240,364	—	240,364
Net Investment Income (Loss)	(172,455)	—	(172,455)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	52,681	—	52,681

Change in Unrealized Gain (Loss)
Investments, futures and options contracts	353,864	—	353,864
Net realized and unrealized gain (loss)	406,545	—	406,545
Net income (loss)	$234,090	$—	$234,090

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Year Ended June 30, 2018

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF*	COMBINED

Net Assets at Beginning of Year	$20,834,979	$1,000	$20,835,979

Increase (decrease) in Net Assets from share transactions
Addition of 1,450,000 and 250,000 shares, respectively	34,667,165	5,830,395	40,497,560
Redemption of 250,000 and 100,000 shares, respectively	(5,823,990)	(2,317,485)	(8,141,475)
Net Increase (decrease) in Net Assets from share transactions	28,843,175	3,512,910	32,356,085

Increase (decrease) in Net Assets from operations
Net investment income (loss)	4,488	(35,465)	(30,977)
Net realized gain (loss)	2,954,497	(262,335)	2,692,162
Change in net unrealized gain (loss)	(862,151)	81,679	(780,472)

Net increase (decrease) in Net Assets from operations	2,096,834	(216,121)	1,880,713

Net Assets at End of Year	$51,774,988	$3,297,789	$55,072,777

* Period from March 22, 2018 (commencement of investment operations) to June 30, 2018.

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Year Ended June 30, 2017

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Year	$16,745,969	$—	$16,745,969

Increase (decrease) in Net Assets from share transactions
Addition of 500,000 shares	11,762,990	—	11,762,990
Redemption of 350,000 shares	(7,908,070)	—	(7,908,070)
Net Increase (decrease) in Net Assets from share transactions	3,854,920	—	3,854,920

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(172,455)	—	(172,455)
Net realized gain (loss)	52,681	—	52,681
Change in net unrealized gain (loss)	353,864	—	353,864

Net increase (decrease) in Net Assets from operations	234,090	—	234,090

Net Assets at End of Year	$20,834,979	$—	$20,834,979

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Year Ended June 30, 2018

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF*	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$2,096,834	$(216,121)	$1,880,713
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(2,954,497)	262,335	(2,692,162)
Change in net unrealized loss (gain) on investments	862,151	(81,679)	780,472
Change in operating assets and liabilities:
Purchase of investments - net	(28,786,023)	(1,429,665)	(30,215,688)
Increase in interest receivable	(95)	(4,442)	(4,537)
Decrease (Increase) in segregated cash held by broker	(865,523)	(1,941,874)	(2,807,397)
Decrease (Increase) in receivable on open futures contracts	21,795	(81,680)	(59,885)
Increase (Decrease) in options written, at fair value	67,187	—	67,187
Increase (Decrease) in payable on open futures contracts	698,426	—	698,426
Increase in due to Sponsor	16,570	9,307	25,877
Increase in other accrued expenses	—	3,189	3,189

Net cash used in operating activities	(28,843,175)	(3,480,630)	(32,323,805)
Cash flows from financing activities
Proceeds from sale of shares	34,667,165	5,830,395	40,497,560
Paid on redemption of shares	(5,823,990)	(2,317,485)	(8,141,475)
Net cash provided by financing activities	28,843,175	3,512,910	32,356,085
Net increase (decrease) in cash	—	32,280	32,280
Cash, beginning of year	—	1,000	1,000
Cash, end of year	$—	$33,280	$33,280

* Period from March 22, 2018 (commencement of investment operations) to June 30, 2018.

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Year Ended June 30, 2017

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$234,090	$—	$234,090
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments)	(52,681)	—	(52,681)
Change in net unrealized loss (gain) on investments	(353,864)	—	(353,864)
Change in operating assets and liabilities:
Purchase of investments - net	(3,357,573)	—	(3,357,573)
Increase in interest receivable	(692)	—	(692)
Decrease (Increase) in segregated cash held by broker	20,872	—	20,872
Decrease (Increase) in receivable on open futures contracts	(21,795)	—	(21,795)
Increase (Decrease) in options written, at fair value	(109,679)	—	(109,679)
Increase (Decrease) in payable on open futures contracts	(217,860)	—	(217,860)
Increase in due to Sponsor	4,262	—	4,262
Net cash used in operating activities	(3,854,920)	—	(3,854,920)
Cash flows from financing activities
Proceeds from sale of shares	11,762,990	—	11,762,990
Paid on redemption of shares	(7,908,070)	—	(7,908,070)
Net cash provided by financing activities	3,854,920	—	3,854,920
Net increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

See accompanying notes to combined financial statements.

ETF Managers Group Commodity Trust I

Notes to Combined Financial Statements

June 30, 2018 and 2017

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

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying combined financial statements of the Funds have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Each Fund qualifies as an investment company for financial reporting purposes under Topic 946 of the Accounting Standard Codification of U.S. GAAP.

(b) Use of Estimates

The preparation of the combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and accompanying notes. Actual results could differ from those estimates. There were no significant estimates used in the preparation of the combined financial statements.

(c) Cash

Cash, when shown in the Combined Statements of Assets and Liabilities, represents non-segregated cash with the custodian and does not include short-term investments.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of each Fund’s final net asset value for creation and redemption of Fund shares for the years ended June 30, 2018 and 2017 was at 4:00 p.m. Eastern Time on June 29, 2018 and June 30, 2017, respectively.

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the years ended June 30, 2018 and 2017.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these combined financial statements differ from those used in the calculations of the Funds’ final creation/redemption NAVs at June 30, 2018 and June 30, 2017.

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

The following tables summarize RISE’s valuation of investments at June 30, 2018 and at June 30, 2017 using the fair value hierarchy:

	June 30, 2018
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$51,144,816	a	$53,547	a	$(70,664	)b	$(698,426	)c	$50,429,273

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Options Written, at fair value in the Combined Statements of Assets and Liabilities.

c – Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

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

Transfers between levels are recognized at the end of the reporting period. During the years ended June 30, 2018 and 2017, RISE recognized no transfers from Level 1, Level 2 or Level 3.

The following table summarizes BDRY’s valuation of investments at June 30, 2018 using the fair value hierarchy:

	June 30, 2018
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$1,249,009	a	$81,680	b	$1,330,689

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at June 30, 2018 and June 30, 2017. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at June 30, 2018 and at June 30, 2017, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of June 30, 2018

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$53,547	**	Payable on open futures contracts	$(698,426	)**
Interest Rate Risk	—	—		Written options, at fair value	$(70,664	)*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.

**	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of June 30, 2017

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$72,703	**	—	—
Interest Rate Risk	Receivable on open futures contracts	$21,795	*	Written options, at fair value	$(3,477	)**

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

**	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$2,954,497	$(862,151)

The futures and options contracts open at June 30, 2018 are indicative of the activity for the year ended June 30, 2018.

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2017

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$52,681	$353,864

The futures and options contracts open at June 30, 2017 are indicative of the activity for the year ended June 30, 2017.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2018

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Unrealized Gain	Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$81,680

* Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$262,335	$81,679

The futures contracts open at June 30, 2018 are indicative of the activity for the period from March 22, 2018 to June 30, 2018.

(4) Agreements

(a) Management Fee

Each Fund pays the Sponsor a sponsor fee (the “Sponsor Fee”) in consideration of the Sponsor’s advisory services to the Funds. Additionally, each Fund pays its respective commodity trading advisor a license and service fee (the “CTA fee”).

Effective January 1, 2018 and later extended on June 1, 2018, the Sponsor has agreed to waive receipt of the Sponsor Fee for RISE and/or assume RISE’s expenses (excluding brokerage fees, interest expense, and extraordinary expenses) so that RISE’s total annual expenses do not exceed 1.00% of average net assets per annum through September 30, 2019.

Further, effective January 1, 2018, RISE’s CTA fee, calculated daily and paid monthly in arrears, was reduced from .50% per annum to .20% per annum of average daily net assets.

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

The waiver of RISE’s Sponsor fee, pursuant to the undertaking, amounted to $24,657 for the year ended June 30, 2018, as disclosed in the Combined Statements of Operations.

The waiver of RISE’s CTA fees, pursuant to the prior undertaking, amounted to $49,453 and $71,035 for the years ended June 30, 2018 and 2017, respectively. The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $14,567 for the period from March 22, 2018 to June 30, 2018, as disclosed in the Combined Statements of Operations.

The Funds currently accrue their daily expenses up to the applicable Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of RISE, aggregated $87,625 and $230,689 for the years ended June 30, 2018 and 2017, respectively, and in the case of BDRY, aggregated $165,676 for the period from March 22, 2018 to June 30, 2018, as disclosed in the Combined Statements of Operations.

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

Effective February 19, 2016, RISE has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. RISE paid U.S. Bank $55,702 and $55,623 for the years ended June 30, 2018 and 2017, respectively, as disclosed in the Combined Statements of Operations.

Effective March 22, 2018, BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $16,493 for the period from March 22, 2018 to June 30, 2018, as disclosed in the Combined Statements of Operations.

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

RISE incurred $17,494 and $17,605 in distribution and related administrative services for the years ended June 30, 2018 and 2017, respectively. BDRY incurred $4,520 in distribution and related administrative services for the period from March 22, 2018 to June 30, 2018, as disclosed in the Combined Statements of Operations.

RISE also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

RISE incurred $33,720 and $14,202 in wholesale support fees for the years ended June 30, 2018 and 2017, respectively. BDRY incurred $9,680 in wholesale support fees for the period from March 22, 2018 to June 30, 2018, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.09% for RISE, and 0.40% for BDRY, of the net asset value of the applicable Fund for execution and clearing services on behalf of the applicable Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. RISE incurred $42,798 and $27,257 in brokerage commissions and fees for the years ended June 30, 2018 and 2017, respectively. BDRY incurred $16,135 in brokerage commissions and fees for the period from March 22, 2018 to June 30, 2018, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the respective Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. RISE incurred $5,000 and $5,000, in trustee fees for the years ended June 30, 2018 and 2017, respectively. BDRY incurred $692 in trustee fees for the period from March 22, 2018 to June 30, 2018, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

Effective January 1, 2018, the Sponsor, in accordance with the RISE Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.00% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. Through December 31, 2017, the Sponsor, in accordance with RISE’s Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.50% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. RISE incurred $606,334 and $542,088 for the years ended June 30, 2018 and 2017, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for RISE by Sit expired December 31, 2017, and for the year ended June 30, 2018, the Combined Statements of Operations includes $49,453 in CTA fee waivers, which was attributable to the six months ended December 31, 2017. The CTA fee waiver for RISE was $71,035 for the year ended June 30, 2017.

The Sponsor fee waiver for RISE by the Sponsor commenced January 1, 2018, pursuant to the undertaking (as discussed in Note 4a) and amounted to $24,657 for the year ended June 30, 2018.

In addition, the assumption of Fund expenses above the RISE Expense Cap by the Sponsor, pursuant to the undertakings (as discussed in Note 4a), amounted to $87,625 and $230,689, respectively, for the years ended June 30, 2018 and 2017, respectively.

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 1.00% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $231,538 during the period from March 22, 2018 to June 30, 2018, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $14,567 for the period from March 22, 2018 to June 30, 2018.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $165,676 for the period from March 22, 2018 to June 30, 2018.

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

Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the years ended June 30, 2018 and 2017, respectively, RISE did not incur such expenses. For the period from March 22, 2018 to June 30, 2018, BDRY did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended June 30, 2018 and 2017, respectively, RISE did not incur such expenses. For the period from March 22, 2018 to June 30, 2018, BDRY did not incur such expenses.

(5) Creations and Redemptions

Each Fund issues and redeems Shares from time to time, but only in one or more Creation Baskets. A Creation Basket is a block of 50,000 Shares (see note 12) of each Fund. Baskets may be created or redeemed only by Authorized Participants.

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

(b) Share Transactions

SIT RISING RATE ETF

Summary of Share Transactions for the Year Ended June 30, 2018
	Shares	Net Assets Increase (Decrease)
Shares Sold	1,450,000	$34,667,165
Shares Redeemed	(250,000)	(5,823,990)
Net Increase	1,200,000	$28,843,175

Summary of Share Transactions for the Year Ended June 30, 2017
	Shares	Net Assets Increase (Decrease)
Shares Sold	500,000	$11,762,990
Shares Redeemed	(350,000)	(7,908,070)
Net Increase	150,000	$3,854,920

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Period from March 22, 2018 to June 30, 2018
	Shares	Net Assets Increase (Decrease)
Shares Sold	250,000	$5,830,395
Shares Redeemed	(100,000)	(2,317,485)
Net Increase	150,000	$3,512,910

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2018, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the years ended June 30, 2018 and 2017, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	SIT RISING RATE ETF		BREAKWAVE DRY BULK SHIPPING ETF
	For the Year Ended June 30,		For the Year Ended June 30,
	2018	2017	2018*

Net Asset Value
Net asset value per Share, beginning of year	$23.15	$22.33	$25.00
Net investment income (loss)	—	(0.28)	(0.21)
Net realized and unrealized gain (loss)	1.50	1.10	(2.81)
Net Income (Loss)	1.50	0.82	(3.02)
Net Asset Value per Share, end of year	$24.65	$23.15	$21.98
Market Value per Share, end of year	$24.66	$23.02	$22.04
Ratios to Average Net Assets**
Expense Ratio****	1.38%	1.69%	5.07%
Expense Ratio**** before Waiver/Assumption	1.89%	3.82%	22.89%
Net Investment Income (Loss)	0.01%	(1.21%)	(3.51%)
Total Return, at Net Asset Value***	6.48%	3.67%	(12.08%)
Total Return, at Market Value***	7.12%	3.04%	(11.84%)

* Period from March 22, 2018 (commencement of investment operations) to June 30, 2018.

** Percentages are annualized.

*** Percentages are not annualized.

**** For Sit Rising Rate ETF, as of February 19, 2016 and through December 31, 2017, Fund expenses had been capped at 1.50% of average daily net assets, plus brokerage commissions and interest expense as disclosed in Note 4.  Effective January 1, 2018, Fund Expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense. For Breakwave Dry Bulk Shipping ETF, as of March 22, 2018 (commencement of investment operations), Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions and interest expense.

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

(12) Subsequent Events

As of August 17, 2018, the size of creation Baskets has been changed and the shares of each Fund will only be sold in blocks of 25,000 Shares to “Authorized Participants.” The size of Redemption Baskets has also changed such that shares may only be redeemed in blocks of 25,000 Shares.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

ETF Managers Group Commodity Trust I

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities of SIT Rising Rate ETF and Breakwave Dry Bulk Shipping ETF (the “Funds”) and the combined statement of assets and liabilities of ETF Managers Group Commodity Trust I (the “Trust”), including the schedules of investments of the Funds and the combined schedules of investments of the Trust, as of June 30, 2018 and 2017, the related statements of operations, changes in net assets and cash flows of the Funds; combined statements of operations, changes in net assets, and cash flows of the Trust for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Funds and the Trust as of June 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Funds’ and the Trust’s management. Our responsibility is to express an opinion on the Funds’ and Trust’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Funds and the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/WithumSmith+Brown, PC

We have served as the Trust’s and the Funds’ auditor since 2014.

New York, NY

September 28, 2018

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

Item 9B.	Controls and Procedures.

Management of the Sponsor, on behalf of the Trust and each Fund are responsible for establishing and maintaining adequate internal control over financial reporting. The Trust and each Fund’s internal control system is designed to provide reasonable assurance to the Sponsor regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Sponsor, including Samuel Masucci III, Principal Executive Officer of the Sponsor, and John A. Flanagan, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of June 30, 2018. In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of June 30, 2018, the internal control over financial reporting is effective for the Trust and each Fund thereof.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor and its Management

Neither the Trust nor the Funds have executive officers. Pursuant to the terms of the respective Trust Agreements for each Fund, the Funds’ affairs are managed by the Sponsor. The business and affairs of the Sponsor are managed by its chief executive officer, Samuel R. Masucci, III.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the Sponsor: Samuel R. Masucci, III, John A. Flanagan, Reshma J. Amin and Devin L. Ryder. These individuals are principals due to their positions; however, Mr. Masucci is also a principal due to his controlling stake in ETFMG.

Samuel R. Masucci, III. Mr. Masucci is the founder of ETFMG and has been its Managing Owner since its formation in November 2013. Mr. Masucci was listed as a principal, as that term is defined in CFTC Rule 3.1, of the Sponsor on September 23, 2014. Mr. Masucci serves as Chairman and Chief Executive Officer of ETFMG with responsibilities for managing all ETF listed products and related service activities. Mr. Masucci became the Chief Executive Officer of Factor Advisors, LLC, a financial services company, and as the Chairman since March 2013; in this position Mr. Masucci is the founder of ETFMG and has been its Managing Owner since its formation in November 2013. Mr. Masucci was listed as a principal, as that term is defined in CFTC Rule 3.1, of the Sponsor on September 23, 2014. Mr. Masucci serves as Chairman and Chief Executive Officer of ETFMG with responsibilities for managing all ETF listed products and related service activities. Mr. Masucci became the Chief Executive Officer of Factor Advisors, LLC (“Factor Advisors”) in June 2012, a financial services company, and became the Chairman in March 2013; in this position Mr. Masucci was listed as a principal of Factor Capital Management LLC (“Factor Capital”) on June 20, 2012 and deregistered as a principal on September 23, 2014. Mr. Masucci became the Chief Executive Officer of GENCAP Ventures, LLC, a financial services company, in May 2012 and was responsible for managing all ETF issues and related service activities. Gencap was the parent of Factor Capital and Factor Advisors. ETFMG acquired Gencap in November 2013. Mr. Masucci was out of the job market from January to May 2012. Mr. Masucci worked as Chief Executive Officer for MacroMarkets LLC, a financial services company, from April 2005 to December 2011, with responsibility for running the day to day operations of an issuer of public securities and a registered broker-dealer. From April 2005 to December 2011, Mr. Masucci also worked as the Chief Executive Officer, managing partner and Chief Compliance Officer of Macro Financial LLC, which as its main business was a registered broker-dealer. From July 2001 to April 2005, Mr. Masucci worked as an owner and manager of The Cobblestone Group. The main business of The Cobblestone Group was fixed income consulting to the investment banking and commercial banking industries. From March 1999 to June 2001, Mr. Masucci worked in mortgage trading as a Managing Director for Bear Stearns Inc., a financial institution. Mr. Masucci was out of the job market from December 1998 to February 1999. From June 1996 to November 1998, Mr. Masucci worked at SBC Warburg/UBS, a financial institution, as an Executive Director managing an asset backed securities group. From January 1992 to June 1996, Mr. Masucci worked in structured products (specifically, structuring mortgage derivatives and hedge funds), at Merrill Lynch, a financial institution, as a Vice President. From January 1990 to January 1992, Mr. Masucci worked as a financial consultant for Merrill Lynch, a financial institution, in the private client group in connection with retail investors. From November 1987 to January 1990, Mr. Masucci worked at MetLife Insurance Company, an insurance company, as a retail salesperson qualified to sell financial and insurance products to retail clients. From August 1984 to October 1987, Mr. Masucci worked as a manager of jobsites for Forestdale Inc., which is a residential property developer. Mr. Masucci received his B.S. from Penn State University in Finance in July 1984.

John A. Flanagan. Mr. Flanagan serves as the Principal Financial Officer of the Sponsor and the Trust. Mr. Flanagan was listed as a principal, as that term is defined in CFTC Rule 3.1, of the Sponsor on January 8, 2015. Since October 2016, Mr. Flanagan has served as the Principal Financial Officer of ForceShares LLC (“ForceShares”), a registered commodity pool operator; Mr. Flanagan was listed as a principal of ForceShares on October 20, 2016. Since June 2014, Mr. Flanagan has served as an Independent Trustee of Absolute Shares Trust, a multi-series exchange traded fund. Mr. Flanagan has been the President and sole owner of John A. Flanagan CPA, LLC since December 2010. Mr. Flanagan was Chief Financial Officer of MacroMarkets LLC, an exchange traded fund issuer from January 2007 to December 2010.

Reshma J. Amin. Ms. Amin serves as the Chief Compliance Officer of the Sponsor and the Trust. Ms. Amin was listed as a principal of the Sponsor on July 27, 2016. Prior to joining the Sponsor, from October 2007 to July 2016, Ms. Amin was a Partner at the law firm Crow & Cushing where she counseled clients in the financial services and money management industry focusing on SEC, CFTC, NFA and FINRA regulatory compliance. From September 2006 to September 2007, Ms. Amin clerked for the Honorable Philip L. Paley, Superior Court of New Jersey, Law Division. Ms. Amin received her B.S. in Economics from The George Washington University in May 2000 and a J.D. from Case Western Reserve University School of Law in May 2006.

Devin L. Ryder. Ms. Ryder has been a member of the portfolio management team of the Sponsor since January 2018. Ms. Ryder has been listed as a principal of the Sponsor since May 22, 2018, associated person, swap associated person and NFA associate member of the Sponsor since June 1, 2018. Ms. Ryder received a B.S. in Mathematics of Finance and Risk Management from the University of Michigan in 2017.

Commodity Trading Advisors

Sit

The Sponsor has also entered into a Licensing and Services Agreement with Sit. Under this agreement, Sit has agreed to compose and maintain the RISE Benchmark Portfolio and license to the Sponsor the use of the RISE Benchmark Portfolio.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for Sit: Roger J. Sit, Michael C. Brilley, Paul J. Jungquist, Paul E. Rasmussen, Carla J. Rose, Debra A. Sit, Mark H. Book, Bryce A. Doty, and Chris M. Rasmussen. These individuals are principals due to their positions. The following individuals will serve as investment professionals and senior management in regards to RISE:

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

Breakwave

The Sponsor has also entered into a Licensing and Services Agreement with Breakwave. Under this agreement, Breakwave has agreed to compose and maintain the BDRY Benchmark Portfolio and license to the Sponsor the use of the BDRY Benchmark Portfolio.

Breakwave is a limited liability company. The following individual is the President, sole investment professional and Principal, as that term is defined in CFTC Rule 3.1:

John Kartsonas. John Kartsonas is the Principal and Managing Partner of Breakwave Advisors LLC., a Commodity Trading Advisory firm based in New York. Mr. Kartsonas was listed as a principal of the Sponsor on May 17, 2017. He has been a registered associated person and an NFA associate member of Breakwave since May 17, 2017. From 2017 to the present Mr. Kartsonas has also served as a Director of Seanergy Maritime, an international shipping company listed in the Nasdaq Capital Market. Prior to that, Mr. Kartsonas was a Senior Portfolio Manager at Carlyle Commodity Management from October 2012 to January 2017, a commodity-focused investment firm based in New York and part of the Carlyle Group. He was responsible for the firm’s Shipping and Freight investments. During his tenure, he managed one of the largest freight futures funds globally. Mr. Kartsonas received his MBA from the Simon School of Business, University of Rochester.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires, among other things, persons who own more than ten percent of a registered class of the Trust’s equity securities, to file reports of ownership and changes of ownership on Forms 3, 4, and 5 with the SEC. Greater-than-ten-percent shareowners are required by regulations promulgated by the SEC to furnish the Trust with copies of all Forms 3, 4, and 5 they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto filed with the SEC and furnished to the Trust with respect to the fiscal year ended June 30, 2018, and upon a review of Forms 5 and amendments thereto furnished to the Trust with respect to such fiscal year, or upon written representations received by the Trust from certain reporting persons that no Forms 5 were required for those persons, the Trust believes that no greater-than-ten-percent shareholders failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the fiscal year ended June 30, 2018.

Code of Ethics

The Sponsor has adopted a Code of Business Conduct and Ethics.

Item 11. Executive Compensation.

The Funds have no employees, officers or directors and are managed by the Sponsor. None of the directors or officers of the Sponsor receive compensation from the Funds. The Sponsor receives a management fee from RISE, monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of the Fund’s average daily net assets or $75,000 effective January 1, 2018. Prior to January 1, 2018, the Sponsor Fee was calculated as the greater of 0.15% per annum of the value of the Fund’s average daily net assets or, $18,750 for the period from January 1, 2017 through December 31, 2017. The Sponsor has contractually agreed to waive the Sponsor Fee and/or assume the Fund’s Other Expenses (which term excludes brokerage fees, interest expense, and extraordinary expenses) so that the Fund’s Total Annual Fund Expenses do not exceed 1.00% per annum through January 31, 2019. The management fees paid to the Sponsor by RISE amounted to $56,682 and $50,477 for the year ended June 30, 2018 and 2017, respectively.

The Sponsor receives a management fee from BDRY, monthly in arrears, in an amount equal to the greater of 0.15% per annum on the daily NAV of BDRY or $125,000. The Sponsor has contractually agreed to assume BDRY’s expenses (excluding brokerage fees, interest expenses, and extraordinary expenses) in order to cap BDRY’s total annual expenses at 3.50% per annum through September 30, 2019. The management fees paid to the Sponsor by BDRY amounted to $34,246 for the period from March 22, 2018 to June 30, 2018.

The Sponsor also provides Tax, Principal Financial Officer, Chief Compliance Officer, Regulatory Reporting and Wholesale Support services to the Funds. The fees for each service provided to the Funds for the year ended June 30, 2018, in the case of RISE, and the period from March 22, 2018 to June 30, 2018, in the case of BDRY, all of which had been paid, or accrued, at June 30, 2018, were as follows:

Service	RISE Amount	BDRY Amount
Tax Services	$62,190	$35,210
Principal Financial Officer	15,549	6,849
Chief Compliance Officer	15,549	6,849
Regulatory Reporting	15,549	6,849
Wholesale Support	33,720	9,680

In addition to the above, the Distributor provides Distribution services to the Funds. The fees for Distribution services paid to the Distributor were $17,494 and 4,520, for RISE and BDRY, respectively, for the year ended June 30, 2018 and the period from March 22, 2018 to June 30, 2018, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of June 30, 2018, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Series of the Trust	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class
RISE	Sit Investment Associates, Inc	1,695,500 Shares	80.74%
	Sit Fixed Income Advisors II LLC
	3300 IDS Center
	80 South Eighth Street
	Minneapolis, MN 55402-4130

BDRY	Not Applicable	Not Applicable	Not Applicable

Security Ownership of Management.

None of the directors or executive officers of the Sponsor owns any shares of the Funds.

Change in Control.

The Sponsor does not know of any arrangements which may subsequently result in a change in the control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

See Items 11 and 12.

Neither the Trust nor the Funds entered into any transaction in excess of $120,000 in which any related person had a direct or indirect material interest and the Trust and the Funds do not propose to enter into any such transaction.

Director Independence

As an unincorporated entity, the registrant does not have a Board of Directors.

Item 14. Principal Accountant Fees and Services.

The fees for services accrued and/or billed to the Funds by its independent auditors for the year ended June 30, 2018 and 2017 were as follows:

	2018	2017
Audit Fees	$124,480	$73,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	124,480	73,500

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by WithumSmith&Brown, PC to the Funds described above. The Sponsor pre-approves all audit and allowed non-audit services of the Funds’ independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page [●].
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

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

(1) Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETF Managers Group Commodity Trust I (Registrant)

By:	ETF Managers Capital, LLC
its Sponsor

By:	/s/ Samuel R. Masucci III
Name:	Samuel R. Masucci III
Principal Executive Officer

By:	/s/ John A. Flanagan
Name:	John A. Flanagan
Principal Financial Officer

Date: September 28, 2018