Form 10-Q
period 2018-09-30
ETF Managers Group Commodity Trust I
filed 2018-11-14
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-36851

ETF Managers Group Commodity Trust I
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4793446
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30 Maple Street – Suite 2 Summit, NJ 07901	07910
(Address of Principal Executive Offices)	(Zip Code)

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

☐  Yes    ☒  No

Indicate the number of Shares outstanding, as of Nov 1, 2018: 2,800,040/(RISE)

Indicate the number of Shares outstanding, as of Nov 1, 2018: 150,040/(BDRY)

ETF MANAGERS GROUP COMMODITY TRUST I

Part I.
INTERIM FINANCIAL INFORMATION

Interim Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

September 30, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $60,742,455 and $1,219,673, respectively)	$60,770,243	$1,219,673	$61,989,916
Interest receivable	3,955	4,739	8,694
Segregated cash held by broker	643,266	2,281,775	2,925,041
Receivable on open futures contracts	872,169	—	872,169
Total assets	62,289,633	3,506,187	65,795,820
Liabilities
Options written, at fair value (premiums received $67,595 and $-0-, respectively)	42,891	—	42,891
Payable on open futures contracts	—	88,905	88,905
Due to Sponsor	50,217	10,044	60,261
Accrued expenses	—	4,045	4,045
Total liabilities	93,108	102,994	196,102

Net Assets	$62,196,525	$3,403,193	$65,599,718

Shares outstanding (unlimited authorized)	2,475,040	150,040
Net asset value per share	$25.13	$22.68
Market value per share	$25.12	$22.94

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

June 30, 2018

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $51,268,060 and $1,249,009, respectively)	$51,198,363	$1,249,009	$52,447,372
Cash	—	33,280	33,280
Interest receivable	807	4,442	5,249
Segregated cash held by broker	1,386,738	1,941,874	3,328,612
Receivable on open futures contracts	—	81,680	81,680
Total assets	52,585,908	3,310,285	55,896,193
Liabilities
Options written, at fair value (premiums received $48,680 and $-0-, respectively)	70,664	—	70,664
Payable on open futures contracts	698,426	—	698,426
Due to Sponsor	41,830	9,307	51,137
Other accrued expenses	—	3,189	3,189
Total liabilities	810,920	12,496	823,416

Net Assets	$51,774,988	$3,297,789	$55,072,777

Shares outstanding (unlimited authorized)	2,100,040	150,040
Net asset value per share	$24.65	$21.98
Market value per share	$24.66	$22.04

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments

September 30, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

PURCHASED OPTIONS - 0.3% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $119.50 Expiring 11/23/2018 (172 contracts)	$180,062	$—	$180,062
TOTAL PURCHASED OPTIONS (cost $151,795 and $-0-, respectively)	180,062	—	180,062

SHORT-TERM INVESTMENTS - 81.5% and 0.0%, respectively
US TREASURY BILLS – 81.5% and 0.0%, respectively
United States Treasury Bills 0.000%, 10/04/2018 ($50,700,000 principal amount)	50,691,471	—	50,691,471
TOTAL US TREASURY BILLS (cost $50,691,950 and $-0-, respectively)	50,691,471	—	50,691,471

MONEY MARKET FUNDS – 15.9% and 35.8%, respectively
First American US Treasury Money Market Fund, Class Z, 1.89%* (9,898,710 shares)	9,898,710	—	9,898,710
First American US Treasury Obligations Fund, Class X, 1.922%* (1,219,673 shares)	—	1,219,673	1,219,673
TOTAL MONEY MARKET FUNDS (cost $9,898,710 and $1,219,673 respectively)	9,898,710	1,219,673	11,118,383

Total Investments (cost $60,742,455 and $1,219,673 respectively) – 97.7% and 35.8%, respectively	60,770,243	1,219,673	61,989,916
Other Assets in Excess of Liabilities – 2.3% and 64.2%, respectively (a)	1,426,282	2,183,520	3,609,802
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$62,196,525	$3,403,193	$65,599,718

* Annualized seven-day yield as of September 30, 2018.

(a) $643,266 and $2,281,775, respectively, of cash is pledged as collateral for futures contracts and written options

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
September 30, 2018	(Depreciation)	(Depreciation)	(Depreciation)

Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
October 31, 2018 (Underlying Face Amount at Market Value - $384,120 (30 contracts)	$—	$4,120	$4,120
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
November 30, 2018 (Underlying Face Amount at Market Value - $378,120) (30 contracts)	—	(1,880)	(1,880)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
December 31, 2018 (Underlying Face Amount at Market Value - $373,140) (30 contracts)	—	(6,860)	(6,860)
Baltic Exchange Supramax Average Shipping Route Expiring
October 31, 2018 (Underlying Face Amount at Market Value - $127,450) (10 contracts)	—	3,325	3,325
Baltic Exchange Supramax Average Shipping Route Expiring
November 30, 2018 (Underlying Face Amount at Market Value - $126,200) (10 contracts)	—	2,075	2,075
Baltic Exchange Supramax Average Shipping Route Expiring
December 31, 2018 (Underlying Face Amount at Market Value - $123,240) (10 contracts)	—	(885)	(885)
Baltic Capesize Time Charter Expiring October 31, 2018
(Underlying Face Amount at Market Value - $544,575) (25 contracts)	—	(78,425)	(78,425)
Baltic Capesize Time Charter Expiring November 30, 2018
(Underlying Face Amount at Market Value - $629,175) (25 contracts)	—	6,175	6,175
Baltic Capesize Time Charter Expiring December 31, 2018
(Underlying Face Amount at Market Value - $606,450) (25 contracts)	—	(16,550)	(16,550)

	$—	$(88,905)	$(88,905)

SIT RISING RATE ETF
Written Option Contracts
September 30, 2018

US 5 Year Note, Strike Price $122.50 Expiring 10/26/2018 (183 contracts)
(Premiums received $67,595)	$42,891	$—	$42,891

SIT RISING RATE ETF
Short Futures Contracts
September 30, 2018

US Treasury 5 Year Note Expiring December 2018 (Underlying Face Amount at Market Value - $62,986,875) (560 contracts)	$524,853	$—	$524,853
US Treasury 2 Year Note Expiring December 2018 (Underlying Face Amount at Market Value - $120,329,329) (571 contracts)	347,316	—	347,316
	$872,169	$—	$872,169

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

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended September 30, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Investment Income
Interest	$282,736	$13,129	$295,865

Expenses
Sponsor fee	22,134	31,506	53,640
CTA fee	29,512	13,037	42,549
Audit fees	21,537	16,322	37,859
Tax preparation fees	25,205	32,393	57,598
Admin/accounting/custodian/transfer agent fees	14,191	15,476	29,667
Legal fees	8,823	11,343	20,166
Printing and postage expenses	6,553	6,553	13,106
Chief Compliance Officer fees	6,301	6,301	12,602
Principal Financial Officer fees	6,301	6,301	12,602
Regulatory reporting fees	6,301	6,301	12,602
Brokerage commissions	16,428	8,937	25,365
Distribution fees	4,410	4,158	8,568
Insurance expense	3,781	3,781	7,562
Listing & calculation agent fees	3,176	3,176	6,352
Other expenses	4,644	5,671	10,315
Wholesale support fees	14,756	7,380	22,136
Total Expenses	194,053	178,636	372,689
Less: Waiver of CTA fee	—	(13,037)	(13,037)
Less: Expenses absorbed by Sponsor	(30,066)	(125,190)	(155,256)
Net Expenses	163,987	40,409	204,396
Net Investment Income (Loss)	118,749	(27,280)	91,469

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(723,391)	303,269	(420,122)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	1,715,697	(170,585)	1,545,112
Net realized and unrealized gain (loss)	992,306	132,684	1,124,990
Net income (loss)	$1,111,055	$105,404	$1,216,459

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended September 30, 2017 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Investment Income
Interest	$53,644	$—	$53,644

Expenses
Sponsor fee	8,137	—	8,137
CTA fee	27,123	—	27,123
Audit fees	21,086	—	21,086
Tax preparation fees	6,301	—	6,301
Admin/accounting/custodian/transfer agent fees	14,040	—	14,040
Legal fees	8,823	—	8,823
Printing and postage expenses	6,553	—	6,553
Chief Compliance Officer fees	1,576	—	1,576
Principal Financial Officer fees	1,576	—	1,576
Regulatory reporting fees	1,576	—	1,576
Brokerage commissions	8,159	—	8,159
Distribution fees	4,408	—	4,408
Insurance expense	3,779	—	3,779
Listing & calculation agent fees	3,176	—	3,176
Other expenses	5,599	—	5,599
Wholesale support fees	5,424	—	5,424
Total Expenses	127,336	—	127,336
Less: Waiver of CTA fee	(27,123)	—	(27,123)
Less: Expenses absorbed by Sponsor	(10,686)	—	(10,686)
Net Expenses	89,527	—	89,527
Net Investment Income (Loss)	(35,883)	—	(35,883)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(108,735)	—	(108,735)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	221,490	—	221,490
Net realized and unrealized gain (loss)	112,755	—	112,755
Net income (loss)	$76,872	$—	$76,872

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended September 30, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$51,774,988	$3,297,789	$55,072,777

Increase (decrease) in Net Assets from share transactions
Addition of 475,000 and -0- shares, respectively	11,786,052	—	11,786,052
Redemption of 100,000 and -0- shares, respectively	(2,475,570)	—	(2,475,570)
Net Increase in Net Assets from share transactions	9,310,482	—	9,310,482

Increase (decrease) in Net Assets from operations
Net investment income (loss)	118,749	(27,280)	91,469
Net realized gain (loss)	(723,391)	303,269	(420,122)
Change in net unrealized gain (loss)	1,715,697	(170,585)	1,545,112

Net Increase in Net Assets from operations	1,111,055	105,404	1,216,459

Net Assets at End of Period	$62,196,525	$3,403,193	$65,599,718

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended September 30, 2017 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$20,834,979	$—	$20,834,979

Increase (decrease) in Net Assets from share transactions
Addition of 350,000 shares	6,825,745	—	6,825,745
Redemption of 50,000 shares	(1,148,230)	—	(1,148,230)
Net Increase (decrease) in Net Assets from share transactions	5,677,515	—	5,677,515

Increase (decrease) in Net Assets from operations
Net investment loss	(35,883)	—	(35,883)
Net realized loss	(108,735)	—	(108,735)
Change in net unrealized gain	221,490	—	221,490

Net Increase in Net Assets from operations	76,872	—	76,872

Net Assets at End of Period	$26,589,366	$—	$26,589,366

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Three Months Ended September 30, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income	$1,111,055	$105,404	$1,216,459
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	723,391	(303,269)	420,122
Change in net unrealized loss (gain) on investments	(1,715,697)	170,585	(1,545,112)
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	(8,579,574)	162,020	(8,417,554)
Increase in interest receivable	(3,148)	(297)	(3,445)
Decrease (Increase) in segregated cash held by broker	743,472	(339,901)	403,571
Increase (Decrease) in options written, at fair value	(27,773)	—	(27,773)
Decrease (Increase) in receivable on open futures contracts	(872,169)	81,680	(790,489)
Increase (Decrease) in payable on open futures contracts	(698,426)	88,905	(609,521)
Increase in due to Sponsor	8,387	737	9,124
Increase (Decrease) in accrued expenses	—	856	856
Net cash used in operating activities	(9,310,482)	(33,280)	(9,343,762)
Cash flows from financing activities
Proceeds from sale of shares	11,786,052	—	11,786,052
Paid on redemption of shares	(2,475,570)	—	(2,475,570)
Net cash provided by financing activities	9,310,482	—	9,310,482
Net increase (decrease) in cash	—	(33,280)	(33,280)
Cash, beginning of period	—	33,280	33,280
Cash, end of period	$—	$—	$—

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Three Months Ended September 30, 2017 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income	$76,872	$—	$76,872
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized loss on investments	108,735	—	108,735
Change in net unrealized loss on investments	(221,490)	—	(221,490)
Change in operating assets and liabilities:
Purchase of investments, net	(5,555,530)	—	(5,555,530)
Decrease in interest receivable	237	—	237
Decrease in segregated cash held by broker	122,072	—	122,072
Increase in options written, at fair value	5,023	—	5,023
Increase in receivable on open futures contracts	(218,612)	—	(218,612)
		—
Increase in due to Sponsor	5,178	—	5,178
Net cash used in operating activities	(5,677,515)	—	(5,677,515)
Cash flows from financing activities
Proceeds from sale of shares	6,825,745	—	6,825,745
Paid on redemption of shares	(1,148,230)	—	(1,148,230)
Net cash provided by financing activities	5,677,515	—	5,677,515
Net increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—
Cash, end of period	$—	$—	$—

See accompanying notes to unaudited interim combined financial statements.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements

September 30, 2018 (unaudited)

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

The accompanying combined financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial statements. These interim financial statements should be read in conjunction with RISE’s annual report on Form 10-K for the year ended June 30, 2018, RISE’s prospectus dated January 22, 2018 (the “RISE Prospectus”) and BDRY’s prospectus dated March 13, 2018 (the “BDRY Prospectus,” and together with the RISE Prospectus, the “Prospectuses”). Interim period results are not necessarily indicative of results for a full-year period.

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

(d) Cash Held by Broker

Sit is registered as a “commodity trading advisor” and acts as such for RISE. Breakwave is registered as a “commodity trading advisor” and acts as such for BDRY. Each Fund’s arrangement with its respective FCM requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Brokers (as defined below). These amounts are shown as Segregated cash held by broker in the Combined Statements of Assets and Liabilities. The Funds deposit cash or United States Treasury Obligations, as applicable, with their respective FCM subject to the CFTC regulations and various exchange and broker requirements. The combination of the Funds’ deposits with their respective FCM of cash and United States Treasury Obligations, as applicable, and the unrealized gain or loss on open futures contracts (variation margin) represents the Funds’ overall equity in their respective brokerage trading account. The Funds use their cash held by their respective FCM to satisfy variation margin requirements. The Funds earn interest on their cash deposited with their respective FCM and interest income is recorded on the accrual basis.

(e) Final Net Asset Value for Fiscal Period

The calculation time of each Fund’s final net asset value for creation and redemption of Fund shares for the three months ended September 30, 2018 and 2017 was at 4:00 p.m. Eastern Time on September 28, 2018 and September 29, 2017, respectively.

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended September 30, 2018 and 2017.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculations of the Funds’ final creation/redemption NAVs at September 28, 2018 and June 30, 2018.

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

The following tables summarize RISE’s valuation of investments at September 30, 2018 and at June 30, 2018 using the fair value hierarchy:

	September 30, 2018 (unaudited)
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$60,590,181	a	$180,062	a	$(42,891	)b	$872,169	c	$61,599,521

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Options Written, at fair value in the Combined Statements of Assets and Liabilities.

c – Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2018 (audited)
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$51,144,816	a	$53,547	a	$(70,664	)b	$(698,426)	c	$50,429,273

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Options Written, at fair value in the Combined Statements of Assets and Liabilities.

c – Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2018 and the year ended June 30, 2018, RISE recognized no transfers from Level 1, Level 2 or Level 3.

The following table summarizes BDRY’s valuation of investments at September 30, 2018 and at June 30, 2018 using the fair value hierarchy:

	September 30, 2018 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$1,219,673	a	$(88,905	)c	$1,130,768

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

c – Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

			June 30, 2018 (audited)
	Short-Term Investments		Futures Contracts	Total
Level I – Quoted Prices	$1,249,009	a	$81,680b	$1,330,689

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2018 and for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at September 30, 2018 and June 30, 2018. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at September 30, 2018 and at June 30, 2018, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of September 30, 2018

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$872,169	**	Written options, at fair value	$(42,891)*
Interest Rate Risk	Purchased options	180,062	**	—	—

*	Represents cumulative depreciation of written options contracts as reported in the Combined Statements of Assets and Liabilities.
** ***

Represents cumulative appreciation of futures and options contracts as reported in the Combined Statements of Assets and Liabilities.

Represents fair value of purchased options as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of June 30, 2018

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$53,547	***	Payable on open futures contracts	$(698,426	)**
Interest Rate Risk	—	—		Written options, at fair value	$(70,664	)*

*	Represents cumulative depreciation of written options contracts as reported in the Combined Statements of Assets and Liabilities.
** ***

Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Represents fair value of purchased options as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(723,391)	$1,715,697

The futures and options contracts open at September 30, 2018 are indicative of the activity for the three months ended September 30, 2018.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2017

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(108,735)	$221,490

The futures and options contracts open at September 30, 2017 are indicative of the activity for the three months ended September 30, 2017.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of September 30, 2018

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	—	—	Payable on open futures contracts	($88,905	)*

*Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2018

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$81,680	*	—	—

*Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$303,269	$(170,585)

The futures contracts open at September 30, 2018 are indicative of the activity for the three months ended September 30, 2018.

(4) Agreements

(a) Management Fee

Each Fund pays the Sponsor a sponsor fee (the “Sponsor Fee”) in consideration of the Sponsor’s advisory services to the Funds. Additionally, each Fund pays its respective commodity trading advisor a license and service fee (the “CTA fee”).

Effective January 1, 2018 and later extended on June 1, 2018, the Sponsor has agreed to waive receipt of the Sponsor Fee for RISE and/or assume RISE’s expenses (excluding brokerage fees, interest expense, and extraordinary expenses) so that RISE’s total annual expenses do not exceed 1.00% per annum through September 30, 2019.

Further, effective January 1, 2018, RISE’s CTA fee, calculated daily and paid monthly in arrears, was reduced from .50% per annum to .20% per annum of average daily net assets.

In addition to the reduction in the expense limit, effective January 1, 2018, RISE’s Sponsor Fee, calculated daily and paid monthly, became the greater of 0.15% of its average daily net assets, or $75,000, and the fees for Principal Financial Officer and Chief Compliance Officer services provided to RISE by the Sponsor were each increased to $25,000 per annum. Certain additional fees paid to the Sponsor for tax return preparation and regulatory reporting fees were also increased. The Sponsor Fee, fees for the Principal Financial Officer and Chief Compliance Officer, and fees for tax return preparation and regulatory reporting reflect the level of fees charged to RISE prior to January 1, 2017. Through December 31, 2017, RISE paid the Sponsor an annual management fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $18,750 effective January 1, 2017.

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

The waiver of RISE’s CTA fees, pursuant to the prior undertaking, amounted to $-0- and $27,123 for the three months ended September 30, 2018 and September 30, 2017, respectively. The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $13,037 for the three months ended September 30, 2018 as disclosed in the Combined Statements of Operations. The Funds currently accrue their daily expenses up to the applicable Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Funds’ respective Expense Cap, which in the case of RISE, aggregated $30,066 and $10,686 for the three months ended September 30, 2018 and September 30, 2017, respectively, and in the case of BDRY, aggregated $125,190 for the three months ended September 30, 2018, as disclosed in the Combined Statements of Operations.

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

Effective February 19, 2016, RISE has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. RISE paid U.S. Bank $14,191 and $14,040 for the three months ended September 30, 2018 and September 30, 2017, respectively, as disclosed in the Combined Statements of Operations.

Effective March 22, 2018, BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $15,476 for the three months ended September 30, 2018, as disclosed in the Combined Statements of Operations.

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

RISE incurred $4,410 and $4,408 in distribution and related administrative services for the three months ended September 30, 2018 and September 30, 2017, respectively. BDRY incurred $4,158 in distribution and related administrative services for the three months ended September 30, 2018, as disclosed in the Combined Statements of Operations.

RISE also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

RISE incurred $14,756 and $5,424 in wholesale support fees for the three months ended September 30, 2018 and September 30, 2017, respectively. BDRY incurred $7,380 in wholesale support fees for the three months ended September 30, 2018, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.09% for RISE, and 0.40% for BDRY, of the net asset value of the applicable Fund for execution and clearing services on behalf of the applicable Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. RISE incurred $16,428 and $8,159 in brokerage commissions and fees for the three months ended September 30, 2018 and September 30, 2017, respectively. BDRY incurred $8,937 in brokerage commissions and fees for the three months ended September 30, 2018, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the respective Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. RISE incurred $630 and $1,260, in trustee fees for the three months ended September 30, 2018 and September 30, 2017, respectively, which is included in Other Expenses in the Condensed Statements of Operations. BDRY incurred $630 in trustee fees for the three months ended September 30, 2018, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

Effective January 1, 2018, the Sponsor, in accordance with the RISE Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.00% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. For the three months ended September 30, 2018, the Sponsor paid $30,066 in accordance with the Expense Cap limitation.

Through December 31, 2017, the Sponsor, in accordance with RISE’s Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.50% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. RISE incurred $194,053 and $127,336 for the three months ended September 30, 2018 and September 30, 2017, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for RISE by Sit expired December 31, 2017. The CTA fee waiver for RISE was $27,123 for the three months ended September 30, 2017. In addition, the assumption of Fund expenses above the RISE Expense Cap By the Sponsor, pursuant to the undertaking then in effect (as discussed in Note 4a), amounted to $10,686 for the three months ended September 30, 2017.

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 1.00% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $178,636 during the three months ended September 30, 2018, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $13,037 for the three months ended September 30, 2018.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $125,190 for the three months ended September 30, 2018.

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

Accordingly, all such expenses are not reflected in the Statements of Operations. The Funds will bear the costs of their continuous offerings of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the three months ended September 30, 2018 and September 30, 2017, respectively, RISE did not incur such expenses. For the three months ended September 30, 2018, BDRY did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2018 and September 30, 2017, respectively, RISE did not incur such expenses. For the three months ended September 30, 2018, BDRY did not incur such expenses.

(5) Creations and Redemptions

Each Fund issues and redeems Shares from time to time, but only in one or more Creation Baskets. A Creation Basket is a block of 25,000 Shares (50,000 Shares prior to August 17, 2018) of each Fund. Baskets may be created or redeemed only by Authorized Participants.

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

(b) Share Transactions (unaudited)

SIT RISING RATE ETF

Summary of Share Transactions for the Three Months Ended September 30, 2018
	Shares	Net Assets Increase
Shares Sold	475,000	$11,786,052
Shares Redeemed	(100,000)	(2,475,570)
Net Increase	375,000	$9,310,482

Summary of Share Transactions for the Three Months Ended September 30, 2017
	Shares	Net Assets Increase
Shares Sold	300,000	$6,825,745
Shares Redeemed	(50,000)	(1,148,230)
Net Increase	250,000	$5,677,515

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2018
	Shares	Net Assets Increase
Shares Sold	—	$—
Shares Redeemed	—	—
Net Increase	—	$—

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of September 30, 2018, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three months ended September 30, 2018 and September 30, 2017. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	THREE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2018		SEPTEMBER 30, 2017
	SIT RISING	BREAKWAVE DRY BULK	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	RATE ETF	SHIPPING ETF*

Net Asset Value
Net asset value per Share, beginning of period	$24.65	$21.98	$23.15	—
Net investment income (loss)	0.05	(0.18)	(0.04)	—
Net realized and unrealized gain (loss)	0.43	0.88	0.01	—
Net Income (Loss)	0.48	0.70	(0.03)	—
Net Asset Value per Share, end of period	$25.13	$22.68	$23.12	—
Market Value per Share, end of period	$25.12	$22.94	$23.03	—
Ratios to Average Net Assets*
Expense Ratio***	1.11%	4.49%	1.65%	—
Expense Ratio*** before Waiver/Assumption	1.32%	19.87%	2.35%	—
Net Investment Income (Loss)	0.80%	(3.03)%	(0.66)%	—
Total Return, at Net Asset Value**	1.95%	3.18%	(0.13)%	—
Total Return, at Market Value**	1.91%	4.08%	0.04%	—

*	Percentages are annualized
**	Percentages are not annualized
***	For Sit Rising Rate ETF, as of February 19, 2015 and through December 31, 2017, Fund expenses had been capped at 1.50% of average daily net assets, plus commissions and interest, expense as disclosed in Note 4. Effective January 1, 2018, Fund expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense. For Breakwave Dry Bulk Shipping ETF, as of March 22, 2018 (commencement of investment operations), Fund expenses have been capped at 3.50% of average daily net assets, plus commissions and interest expense.

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

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of September 30, 2018 include:

Name	Ticker	Market Value USD
US 10YR FUT OPTN DEC18P 119.50	TYZ8P119.5	$180,062
UNITED STATES TREAS BILLS	912796QB8	50,691,471
US 5YR NOTE DEC18	FVZ8	(62,986,875)
US 2 YR NOTE DEC18	TUZ8	(120,329,329)
US 5YR FUTR OPTN NOV18C 112.50	FVX8C112.5	(42,891)

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

The Benchmark Portfolio

BDRY’s Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as the Fund’s commodity trading advisor. The Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of September 30, 2018 include:

Name	Ticker	Market Value USD
Baltic Panamax Time Charter Oct 18	BFFAP V18 Index	$384,120
Baltic Panamax Time Charter Nov 18	BFFAP X18 Index	378,120
Baltic Panamax Time Charter Dec 18	BFFAP Z18 Index	373,140
Baltic Supramax Time Charter Oct 18	BFFAS V18 Index	127,450
Baltic Supramax Time Charter Nov 18	BFFAS X18 Index	126,200
Baltic Supramax Time Charter Dec 18	BFFAS Z18 Index	123,240
Baltic Capesize Time Charter Oct 18	BFFATC V18 Index	544,575
Baltic Capesize Time Charter Nov 18	BFFATC X18 Index	629,175
Baltic Capesize Time Charter Dec 18	BFFATC Z18 Index	606,450

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

The per Share market value of RISE and its NAV tracked closely for the three months ended September 30, 2018.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended September 30, 2018. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Fund Share Price Performance

During the three months ended September 30, 2018, the NYSE Arca market value of each Share increased (+1.87%) from $24.66 per Share, representing the closing trade on June 29, 2018, to $25.12 per Share, representing the closing price on September 28, 2018. The Share price high and low for the three months ended September 30, 2018 and related change from the closing Share price on June 29, 2018 were as follows: Shares traded from a high of $25.29 per Share (+2.55%) on September 25, 2018 to a low of $24.53 per Share (-0.53%) on August 29, 2018.

Fund Share Net Asset Performance

For the three months ended September 30, 2018, the net asset value of each Share increased (+1.95%) from $24.65 per Share, representing the closing net asset value per Share on June 29, 2018, to $25.13 per Share. Net gains in the investments, futures and options contracts more than offset Fund expenses which resulted in the overall increase in the NAV per Share during the three months ended September 30, 2018.

Net income for the three months ended September 30, 2018, was $1,111,055, resulting from net unrealized gains on investments, futures and options contracts of $1,715,697, net realized losses on investments, futures and options contracts of $723,391 and the net investment income of $118,749.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

Fund Share Price Performance

During the three months ended September 30, 2017, the NYSE Arca market value of each Share increased (+0.04%) from $23.02 per Share, representing the closing trade on June 30, 2017, to $23.03 per Share, representing the closing price on September 29, 2017. The Share price high and low for the three months ended September 30, 2017 and related change from the closing Share price on June 30, 2017 were as follows: Shares traded from a high of $23.15 per Share (+0.57%) on July 6, 2017 to a low of $22.59 per Share (-1.87%) on August 29, 2017.

Fund Share Net Asset Value Performance

For the three months ended September 30, 2017, the net asset value of each Share decreased slightly (-0.13%) from $23.15 per Share, representing the closing net asset value per Share on June 30, 2017, to $23.12 per Share. While unrealized gains in the investments, futures and options contracts more than offset net realized losses on investments, futures and options contracts, and Fund expenses, the timing of Fund Shares created and redeemed negatively impacted the otherwise positive performance which resulted in the overall slight decrease in the NAV per Share during the three months ended September 30, 2017.

Net income for the three months ended September 30, 2017, was $76,872, resulting from net unrealized gains on investments, futures and options contracts of $221,490, net realized losses on investments, futures and options contracts of $108,735, and the net investment loss of $35,883.

Breakwave Dry Bulk Shipping ETF

During the three months ended September 30, 2018, dry bulk rates posted strong performances, with Capesize rates peaking at around 27,000 per day, their best level in about five years. Considerable demand for iron ore transportation out of Brazil combined with strong coal trading were the main reasons for such a performance. Towards the end of the quarter, Capesize rates experienced a correction, touching 15,000 per day. However, the average for the quarter marked the best performance for Capesize rates since 2010. Panamax rates also experienced a strong performance during the quarter, despite uncertainties regarding the US-China trade as it relates to soybeans.

Looking forward, uncertainty regarding global trade and the ongoing discussion between U.S. and China regarding trade, remain the main uncertainty as it relates to shipping. In addition, some softer economic numbers out of China also can have a negative impact on shipping going forward. As such, the fourth quarter might not experience the same seasonal upturn as it has in recent years. Looking into next year, there are positive expectations for the impact of the upcoming change in 2020 relating to fuel specifications that might positively affect shipping rates.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended September 30, 2018.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the three months ended September 30, 2018. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

o	Benchmark portfolio uses settlement prices of freight futures vs. BDRY closing Share price,

o	Benchmark portfolio roll methodology assumes rolls that can happen even at fractions of lots vs. BDRY that uses the real minimum market lot available (5 days per months),

o	Benchmark portfolio assumes rolls are happening at the settlement price of the day vs. that buys at a transaction price during the day that might or might not be equal to the settlement price,
o	Benchmark portfolio assumes no trading commissions vs. BDRY that pays 10bps for each transaction,
o	Benchmark portfolio assumes no clearing fees vs. BDRY that pays approximately 3-5bps of total clearing fees for each trade,
o	Benchmark portfolio assumes no management fees vs. BDRY fee structure of 3.5% of average net assets on an annualized basis, and

o	Creations and redemptions that lead to transactions that occur at prices that might be different than the settlement prices

There are no competitors. BDRY is the only Freight futures ETF globally.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Fund Share Price Performance

During the three months ended September 30, 2018, the NYSE Arca market value of each Share increased (+4.08%) from $22.04 per Share, representing the closing trade on June 29, 2018, to $22.94 per Share, representing the closing price on September 28, 2018. The Share price high and low for the three months ended September 30, 2018 and related change from the closing Share price on June 29, 2018 was as follows: Shares traded from a high of $25.60 per Share (+16.15%) on August 21, 2018 to a low of $21.84 per Share (-0.91%) on July 2, 2018.

Fund Share Net Asset Performance

For the three months ended September 30, 2018, the net asset value of each Share increased (+3.18%) from $21.98 per Share to $22.68 per Share. Gains in the investments, and futures contracts more than offset unrealized losses in investments and futures contracts, and Fund expenses, which resulted in the overall increase in the NAV per Share during the three months ended September 30, 2018.

Net income for the three months ended September 30, 2018, was $105,404, resulting from net realized gains on investments, and futures contracts of $303,269, unrealized losses on futures contracts of $170,585 and the net investment loss of $27,280.

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

The regulation of commodity interest transactions in the United States is an evolving area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of the Funds to continue to implement their investment strategies. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

The CFTC possesses exclusive jurisdiction to regulate the activities of commodity pool operators and commodity trading advisors with respect “commodity interests,” such as futures, swaps and options, and has adopted regulations with respect to the activities of those persons and/or entities. Under the CEA, a registered CPO, such as the Sponsor, is required to make annual filings with the CFTC and NFA describing its organization, capital structure, management and controlling persons. In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered CPOs. Pursuant to this authority, the CFTC requires CPOs to keep accurate, current and orderly records for each pool that they operate. The CFTC may suspend the registration of a commodity pool operator (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until that registration were to be reinstated, from managing the Funds, and might result in the termination of the Funds if a successor sponsor is not elected pursuant to the Trust Agreement.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed or final versions of almost all of the rules it is required to promulgate under the Dodd-Frank Act. The provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options; new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; reporting of all swaps transactions to swap data repositories; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the over-the-counter market, but are now designated as subject to the clearing requirement; and margin requirements for over-the counter swaps that are not subject to the clearing requirements.

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

Management believes that as of September 30, 2018, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

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

Off Balance Sheet Financing

As of September 30, 2018, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

There was no waiver requirement of RISE’s Sponsor Fee, pursuant to the contractual RISE Expense Cap, for the three months ended September 30, 2018 and 2017, respectively. The waiver of RISE’s CTA fee amounted to $-0- and $27,123 for the three months ended September 30, 2018 and 2017, respectively. RISE currently accrues its daily expenses up to the RISE Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of RISE. RISE’s total expenses amounted to $194,053 and $127,336, for the three months ended September 30, 2018 and 2017, respectively, of which $30,066 and $10,686, respectively, was absorbed by the Sponsor pursuant to the RISE Expense Cap.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $125,190 for the three months ended September 30, 2018, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $13,037 for the three months ended September 30, 2018, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses up to the BDRY Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $178,636 for the three months ended September 30, 2018.

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

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. A second registration statement on Form S-1 (File No. 333-222379) which replaced the original registration statement was declared effective on January 19, 2018. On September 30, 2018, 2,475,040 shares of the Fund were outstanding for a market capitalization of $62,173,005. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On September 30, 2018, 150,040 shares of the Fund were outstanding for a market capitalization of $3,441,918. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	RISE does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, RISE redeemed two baskets (comprising 100,000 shares) during the three months ended September 30, 2018 at an average price per share of $22.54. The following table provides information about RISES’s redemptions by Authorized Participants during the three months ended September 30, 2018:

	Number of
	Shares	Average Price
Calendar Month	Redeemed	Paid per Share
September 2018	100,000	$24.76
Total	100,000	$24.76

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

Date: November 14, 2018

- 56 -