Form 10-Q
period 2018-12-31
ETF Managers Group Commodity Trust I
filed 2019-02-14
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-36851

ETF Managers Group Commodity Trust I
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4793446
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30 Maple Street – Suite 2 Summit, NJ 07901	07910
(Address of Principal Executive Offices)	(Zip Code)

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

☐  Yes    ☒  No

Indicate the number of Shares outstanding, as of Feb 8, 2019: 1,625,040/(RISE)

Indicate the number of Shares outstanding, as of Feb 8, 2019: 150,040/(BDRY)

ETF MANAGERS GROUP COMMODITY TRUST I

Part I.
INTERIM FINANCIAL INFORMATION

Interim Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

December 31, 2018 (Unaudited)

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $60,753,658 and $695,454, respectively)	$60,593,860	$695,454	$61,289,314
Interest receivable	1,947	1,320	3,267
Segregated cash held by broker	1,958,332	2,047,881	4,006,213
Receivable on open futures contracts	—	48,100	48,100
Total assets	62,554,139	2,792,755	65,346,894
Liabilities
Options written, at fair value (premiums received $105,792 and $-0-, respectively)	251,594	—	251,594
Payable on open futures contracts	2,105,134	—	2,105,134
Due to Sponsor	55,724	7,998	63,722
Total liabilities	2,412,452	7,998	2,420,450

Net Assets	$60,141,687	$2,784,757	$62,926,444

Shares outstanding (unlimited authorized)	2,500,040	150,040
Net asset value per share	$24.06	$18.56
Market value per share	$24.09	$17.92

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

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedule of Investments

December 31, 2018 (Unaudited)

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED

PURCHASED OPTIONS - 0.1% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $120.00 Expiring 03/22/2019 (275 contracts)	$60,156	$—	$60,156
TOTAL PURCHASED OPTIONS (cost $220,906 and $-0-, respectively)	60,156	—	60,156

SHORT-TERM INVESTMENTS - 98.8% and 0.0%, respectively
US TREASURY BILLS - 98.8% and 0.0%, respectively
United States Treasury Bills, 2.395%, 01/29/2019 ($59,500,000 principal amount)	59,392,342	—	59,392,342
TOTAL US TREASURY BILLS (cost $59,391,390 and $-0-, respectively)	59,392,342	—	59,392,342

MONEY MARKET FUNDS - 1.9% and 25.0%, respectively
First American US Treasury Money Market Fund, Class Z, 2.182%* (1,141,362 shares)	1,141,362	—	1,141,362
First American US Treasury Obligations Fund, Class X, 2.324%* (695,454 shares)	—	695,454	695,454
TOTAL MONEY MARKET FUNDS (Cost $1,141,362 and $695,454, respectively)	1,141,362	695,454	1,836,816

Total Investments (cost $60,753,658 and $695,454, respectively) - 100.8% and 25.0%, respectively	60,593,860	695,454	61,289,314
Other Assets in Excess of Liabilities - 0.0% and 75.0%, respectively (a)		2,089,303	2,089,303
Liabilities in Excess of Other Assets - (0.8)% and 0.0%, respectively (b)	(452,173)	—	(452,173)
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$60,141,687	$2,784,757	$62,926,444

* Annualized seven-day yield as of December 31, 2018

(a) $-0- and $2,047,881 , respectively, of cash is pledged as collateral for futures contracts

(b) $1,958,332 and $-0-, respectively, of cash is pledged as collateral for futures contracts

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
December 31, 2018	(Depreciation)	(Depreciation)	(Depreciation)

Baltic Exchange Panamax T/C Average Shipping Route Index Expiring January 31, 2019 (Underlying Face Amount at Market Value - $340,380) (30 contracts)	$—	$(10,120)	$(10,120)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring February 28, 2019 (Underlying Face Amount at Market Value - $347,760) (30 contracts)	—	(2,740)	(2,740)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring March 29, 2019 (Underlying Face Amount at Market Value - $360,510) (30 contracts)	—	10,010	10,010
Baltic Exchange Supramax Average Shipping Route Expiring January 31, 2019 (Underlying Face Amount at Market Value - $106,960) (10 contracts)	—	(3,540)	(3,540)
Baltic Exchange Supramax Average Shipping Route Expiring February 28, 2019 (Underlying Face Amount at Market Value - $105,750) (10 contracts)	—	(4,750)	(4,750)
Baltic Exchange Supramax Average Shipping Route Expiring March 29, 2019 (Underlying Face Amount at Market Value - $109,500) (10 contracts)	—	(1,000)	(1,000)
Baltic Capesize Time Charter Expiring January 31, 2019 (Underlying Face Amount at Market Value - $485,250) (30 contracts)	—	89,000	89,000
Baltic Capesize Time Charter Expiring February 28, 2019 (Underlying Face Amount at Market Value - $366,750) (30 contracts)	—	(29,500)	(29,500)
Baltic Capesize Time Charter Expiring March 29, 2019 (Underlying Face Amount at Market Value - $396,990) (30 contracts)	—	740	740

	$—	$48,100	$48,100

SIT RISING RATE ETF
Written Option Contracts
December 31, 2018

US 5 Year Note, Strike Price $113.25 Expiring 02/22/2019 (166 contracts) (Premiums received $105,792)	$(251,594)	$—	$(251,594)

SIT RISING RATE ETF
Short Futures Contracts
December 31, 2018

US Treasury 5 Year Note Expiring March 2019 (Underlying Face Amount at Market Value - $63,880,938) (557 contracts)	$(1,193,644)	$—	$(1,193,644)
US Treasury 2 Year Note Expiring March 2019 (Underlying Face Amount at Market Value - $119,744,250) (564 contracts)	(911,490)	—	(911,490)
	$(2,105,134)	$—	$(2,105,134)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedule of Investments

June 30, 2018

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED

PURCHASED OPTIONS - 0.1% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $120.00 Expiring 07/27/18 (149 contracts)	$53,547	$—	$53,547
TOTAL PURCHASED OPTIONS (Cost $125,344 and $-0-, respectively)	53,547	—	53,547

SHORT-TERM INVESTMENTS - 97.5% and 0.0%, respectively
US TREASURY BILLS - 97.5% and 0.0%, respectively
United States Treasury Bills 0.000%, 10/04/2018 ($50,700,000 principal amount)	50,447,201	—	50,447,201
TOTAL US TREASURY BILLS (Cost $50,445,101 and $-0-, respectively)	50,447,201	—	50,447,201

MONEY MARKET FUNDS - 1.3% and 37.9%, respectively
First American US Treasury Money Market Fund, Class Z, 1.69%* (697,615 shares)	697,615	—	697,615
First American US Treasury Obligations Fund, Class X, 1.79%* (1,249,009 shares)	—	1,249,009	1,249,009
TOTAL MONEY MARKET FUNDS (Cost $697,615 and $1,249,009, respectively)	697,615	1,249,009	1,946,624

Total Investments (Cost $51,268,060 and $1,249,009, respectively) - 98.9% and 37.9%, respectively	51,198,363	1,249,009	52,447,372
Other Assets in Excess of Liabilities - 1.1% and 62.1%, respectively (a)	576,625	2,048,780	2,625,405
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$51,774,988	$3,297,789	$55,072,777

* Annualized seven-day yield as of June 30, 2018

(a) $1,386,738 and $1,941,874, respectively, of cash is pledged as collateral for futures contracts and written options

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
June 30, 2018	(Depreciation)	(Depreciation)	(Depreciation)

Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 31, 2018 (Underlying Face Amount at Market Value - $348,300) (30 contracts)	$—	$(26,700)	$(26,700)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 31, 2018 (Underlying Face Amount at Market Value - $368,250) (30 contracts)	—	(6,750)	(6,750)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 28, 2018 (Underlying Face Amount at Market Value - $390,600) (30 contracts)	—	15,600	15,600
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 31, 2018 (Underlying Face Amount at Market Value - $114,210) (10 contracts)	—	(4,040)	(4,040)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 31, 2018 (Underlying Face Amount at Market Value - $117,760) (10 contracts)	—	(490)	(490)
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 28, 2018 (Underlying Face Amount at Market Value - $120,160) (10 contracts)	—	1,910	1,910
Baltic Capesize Time Charter Expiring July 31, 2018 (Underlying Face Amount at Market Value - $543,300) (30 contracts)	—	(4,950)	(4,950)
Baltic Capesize Time Charter Expiring August 31, 2018 (Underlying Face Amount at Market Value - $561,300) (30 contracts)	—	13,050	13,050
Baltic Capesize Time Charter Expiring September 28, 2018 (Underlying Face Amount at Market Value - $642,300) (30 contracts)	—	94,050	94,050

	$—	$81,680	$81,680

SIT RISING RATE ETF
Written Option Contracts
June 30, 2018

US 5 Year Note, Strike Price $113.50 Expiring 07/27/2018 (201 contracts) (Premiums received $48,011)	$70,664	$—	$70,664

SIT RISING RATE ETF
Short Futures Contracts
June 30, 2018

US Treasury 5 Year Note Expiring September 2018 (Underlying Face Amount at Market Value - $53,400,078) (470 contracts)	$(468,924)	$—	$(468,924)
US Treasury 2 Year Note Expiring September 2018 (Underlying Face Amount at Market Value - $98,711,907) (466 contracts)	(229,502)	—	(229,502)
	$(698,426)	$—	$(698,426)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Statements of Operations
Three Months Ended December 31, 2018 (Unaudited)

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED

Investment Income
Interest	$371,146	$13,479	$384,625

Expenses
Sponsor fee	25,103	31,506	56,609
CTA fee	33,831	10,462	44,293
Audit fees	21,537	16,322	37,859
Tax preparation fees	25,205	32,393	57,598
Admin/accounting/custodian/transfer agent fees	14,191	15,476	29,667
Legal fees	8,823	11,343	20,166
Printing and postage expenses	6,553	6,553	13,106
Chief Compliance Officer fees	6,301	6,301	12,602
Principal Financial Officer fees	6,301	6,301	12,602
Regulatory reporting fees	6,301	6,301	12,602
Brokerage commissions	19,434	6,156	25,590
Distribution fees	4,410	4,158	8,568
Insurance expense	3,781	3,781	7,562
Listing & calculation agent fees	3,176	3,176	6,352
Other expenses	4,644	5,671	10,315
Wholesale support fees	16,915	7,167	24,082
Total Expenses	206,506	173,067	379,573
Less: Waiver of CTA fee	—	(10,462)	(10,462)
Less: Expenses absorbed by Sponsor	(17,920)	(131,193)	(149,113)
Net Expenses	188,586	31,412	219,998
Net Investment Income (Loss)	182,560	(17,933)	164,627

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	266,684	(737,508)	(470,824)

Change in Unrealized Gain (Loss) on			—
Investments, futures and options contracts	(3,327,205)	137,005	(3,190,200)
Net realized and unrealized gain (loss)	(3,060,521)	(600,503)	(3,661,024)
Net income (loss)	$(2,877,961)	$(618,436)	$(3,496,397)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Statements of Operations
Three Months Ended December 31, 2017 (Unaudited)

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED

Investment Income
Interest	$80,232	$—	$80,232

Expenses
Sponsor fee	11,244	—	11,244
CTA fee	37,480	—	37,480
Audit fees	21,537	—	21,537
Tax preparation fees	6,301	—	6,301
Admin/accounting/custodian/transfer agent fees	14,040	—	14,040
Legal fees	8,823	—	8,823
Printing and postage expenses	6,482	—	6,482
Chief Compliance Officer fees	1,576	—	1,576
Principal Financial Officer fees	1,576	—	1,576
Regulatory reporting fees	1,576	—	1,576
Brokerage commissions	10,738	—	10,738
Distribution fees	4,410	—	4,410
Insurance expense	3,781	—	3,781
Listing & calculation agent fees	3,176	—	3,176
Other expenses	5,274	—	5,274
Wholesale support fees	7,496	—	7,496
Total Expenses	145,510	—	145,510
Less: Waiver of CTA fee	(22,330)	—	(22,330)
Less: Expenses absorbed by Sponsor	—	—	—
Net Expenses	123,180	—	123,180
Net Investment Income (Loss)	(42,948)	—	(42,948)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	623,759	—	623,759

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	63,170	—	63,170
Net realized and unrealized gain (loss)	686,929	—	686,929
Net income (loss)	$643,981	$—	$643,981

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Statements of Operations
Six Months Ended December 31, 2018 (Unaudited)

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED

Investment Income
Interest	$653,882	$26,608	$680,490

Expenses
Sponsor fee	47,237	63,012	110,249
CTA fee	63,343	23,499	86,842
Audit fees	43,074	32,644	75,718
Tax preparation fees	50,410	64,786	115,196
Admin/accounting/custodian/transfer agent fees	28,382	30,952	59,334
Legal fees	17,646	22,686	40,332
Printing and postage expenses	13,106	13,106	26,212
Chief Compliance Officer fees	12,602	12,602	25,204
Principal Financial Officer fees	12,602	12,602	25,204
Regulatory reporting fees	12,602	12,602	25,204
Brokerage commissions	35,862	15,093	50,955
Distribution fees	8,820	8,316	17,136
Insurance expense	7,562	7,562	15,124
Listing & calculation agent fees	6,352	6,352	12,704
Other expenses	9,288	11,342	20,630
Wholesale support fees	31,671	14,547	46,218
Total Expenses	400,559	351,703	752,262
Less: Waiver of CTA fee	—	(23,499)	(23,499)
Less: Expenses absorbed by Sponsor	(47,986)	(256,383)	(304,369)
Net Expenses	352,573	71,821	424,394
Net Investment Income (Loss)	301,309	(45,213)	256,096

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(456,707)	(434,239)	(890,946)

Change in Unrealized Gain (Loss) on			—
Investments, futures and options contracts	(1,611,508)	(33,580)	(1,645,088)
Net realized and unrealized gain (loss)	(2,068,215)	(467,819)	(2,536,034)
Net income (loss)	$(1,766,906)	$(513,032)	$(2,279,938)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Statements of Operations
Six Months Ended December 31, 2017 (Unaudited)

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED

Investment Income
Interest	$133,876	$—	$133,876

Expenses
Sponsor fee	19,381	—	19,381
CTA fee	64,603	—	64,603
Audit fees	42,623	—	42,623
Tax preparation fees	12,602	—	12,602
Admin/accounting/custodian/transfer agent fees	28,080	—	28,080
Legal fees	17,646	—	17,646
Printing and postage expenses	13,035	—	13,035
Chief Compliance Officer fees	3,152	—	3,152
Principal Financial Officer fees	3,152	—	3,152
Regulatory reporting fees	3,152	—	3,152
Brokerage commissions	18,897	—	18,897
Distribution fees	8,818	—	8,818
Insurance expense	7,560	—	7,560
Listing & calculation agent fees	6,352	—	6,352
Other expenses	10,873	—	10,873
Wholesale support fees	12,920	—	12,920
Total Expenses	272,846	—	272,846
Less: Waiver of CTA fee	(49,453)	—	(49,453)
Less: Expenses absorbed by Sponsor	(10,686)	—	(10,686)
Net Expenses	212,707	—	212,707
Net Investment Income (Loss)	(78,831)	—	(78,831)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	515,024	—	515,024

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	284,660	—	284,660
Net realized and unrealized gain (loss)	799,684	—	799,684
Net income (loss)	$720,853	$—	$720,853

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Statements of Changes in Net Assets
Three Months Ended December 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$62,196,525	$3,403,193	$65,599,718

Increase (decrease) in Net Assets from share transactions
Addition of 500,000 and -0- shares, respectively	12,510,953	—	12,510,953
Redemption of 475,000 and -0- shares, respectively	(11,687,830)	—	(11,687,830)
Net Increase in Net Assets from share transactions	823,123	—	823,123

Increase (decrease) in Net Assets from operations
Net investment income (loss)	182,560	(17,933)	164,627
Net realized gain (loss)	266,684	(737,508)	(470,824)
Change in net unrealized gain (loss)	(3,327,205)	137,005	(3,190,200)

Net Increase (decrease) in Net Assets from operations	(2,877,961)	(618,436)	(3,496,397)

Net Assets at End of Period	$60,141,687	$2,784,757	$62,926,444

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Statements of Changes in Net Assets
Three Months Ended December 31, 2017 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$26,589,366	$—	$26,589,366

Increase (decrease) in Net Assets from share transactions
Addition of 450,000 and -0- shares, respectively	10,548,270	—	10,548,270
Redemption of 200,000 and -0- shares, respectively	(4,675,760)	—	(4,675,760)
Net Increase in Net Assets from share transactions	5,872,510	—	5,872,510

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(42,948)	—	(42,948)
Net realized gain (loss)	623,759	—	623,759
Change in net unrealized gain (loss)	63,170	—	63,170

Net Increase in Net Assets from operations	643,981	—	643,981

Net Assets at End of Period	$33,105,857	$—	$33,105,857

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Six Months Ended December 31, 2018 (Unaudited)

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$51,774,988	$3,297,789	$55,072,777

Increase (decrease) in Net Assets from share transactions
Addition of 775,000 and -0- shares, respectively	24,297,005	—	24,297,005
Redemption of 525,000 and -0- shares, respectively	(14,163,400)	—	(14,163,400)
Net increase (decrease) in Net Assets from share transactions	10,133,605	—	10,133,605

Increase (decrease) in Net Assets from operations
Net investment gain (loss)	301,309	(45,213)	256,096
Net realized loss	(456,707)	(434,239)	(890,946)
Change in net unrealized gain (loss)	(1,611,508)	(33,580)	(1,645,088)

Net Increase (Decrease) in Net Assets from operations	(1,766,906)	(513,032)	(2,279,938)

Net Assets at End of Period	$60,141,687	$2,784,757	$62,926,444

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Six Months Ended December 31, 2017 (Unaudited)

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$20,834,979	$—	$20,834,979

Increase (decrease) in Net Assets from share transactions
Addition of 750,000 and -0- shares, respectively	17,374,015	—	17,374,015
Redemption of 250,000 and -0- shares, respectively	(5,823,990)	—	(5,823,990)
Net Increase in Net Assets from share transactions	11,550,025	—	11,550,025

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(78,831)	—	(78,831)
Net realized gain (loss)	515,024	—	515,024
Change in net unrealized gain (loss)	284,660	—	284,660

Net Increase in Net Assets from operations	720,853	—	720,853

Net Assets at End of Period	$33,105,857	$—	$33,105,857

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Six Months Ended December 31, 2018 (Unaudited)

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income	$(1,766,906)	$(513,032)	$(2,279,938)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	456,707	434,239	890,946
Change in net unrealized loss (gain) on investments	1,611,508	33,580	1,645,088
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	(11,463,712)	85,736	(11,377,976)
Decrease (Increase) in interest receivable	(1,140)	3,122	1,982
Increase in segregated cash held by broker	(571,594)	(106,007)	(677,601)
Decrease in options written, at fair value	180,930	—	180,930
Decrease in receivable on open futures contracts	—	33,580	33,580
Increase in payable on open futures contracts	1,406,708	—	1,406,708
Increase (decrease) in due to Sponsor	13,894	(1,309)	12,585
Decrease in other accrued expenses	—	(3,189)	(3,189)
Net cash provided by (used in) operating activities	(10,133,605)	(33,280)	(10,166,885)
Cash flows from financing activities			—
Proceeds from sale of shares	24,297,005	—	24,297,005
Paid on redemption of shares	(14,163,400)	—	(14,163,400)
Net cash provided by financing activities	10,133,605	—	10,133,605
Net increase (decrease) in cash	—	(33,280)	(33,280)
Cash, beginning of period	—	33,280	33,280
Cash, end of period	$—	$—	$—

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Six Months Ended December 31, 2017 (Unaudited)

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$720,853	$—	$720,853
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized gain on investments	(515,024)	—	(515,024)
Change in net unrealized gain on investments	(284,660)	—	(284,660)
Change in operating assets and liabilities:
Sale (purchase) of investments, net	(11,175,251)	—	(11,175,251)
Decrease in interest receivable	106	—	106
Increase in segregated cash held by broker	(2,633)	—	(2,633)
Increase in options written, at fair value	15,773	—	15,773
Increase in receivable on open futures contracts	(323,782)	—	(323,782)
Increase in due to Sponsor	14,593	—	14,593
Net cash provided by (used in) operating activities	(11,550,025)	—	(11,550,025)
Cash flows from financing activities
Proceeds from sale of shares	17,374,015	—	17,374,015
Paid on redemption of shares	(5,823,990)	—	(5,823,990)
Net cash provided by (used in) financing activities	11,550,025	—	11,550,025
Net increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—
Cash, end of period	$—	$—	$—

See accompanying notes to unaudited interim combined financial statements.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements

December 31, 2018 (unaudited)

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

The accompanying combined financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial statements. These interim financial statements should be read in conjunction with RISE’s annual report on Form 10-K for the year ended June 30, 2018, RISE’s prospectus dated January 22, 2019 (the “RISE Prospectus”) and BDRY’s prospectus dated March 13, 2018 (the “BDRY Prospectus,” and together with the RISE Prospectus, the “Prospectuses”). Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of each Fund’s final net asset value for creation and redemption of Fund shares for the three months ended December 31, 2018 and 2017 was at 4:00 p.m. Eastern Time on December 31, 2018 and December 29, 2017, respectively.

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended December 31, 2018 and 2017.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculations of the Funds’ final creation/redemption NAVs at December 31, 2018 and June 30, 2018.

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

The following tables summarize RISE’s valuation of investments at December 31, 2018 and at June 30, 2018 using the fair value hierarchy:

	December 31, 2018 (unaudited)
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$60,533,704	a	$60,156	a	$(251,594	)b	$(2,105,134	)c	$58,237,132

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

Transfers between levels are recognized at the end of the reporting period. During the six months ended December 31, 2018 and the year ended June 30, 2018, RISE recognized no transfers from Level 1, Level 2 or Level 3.

The following table summarizes BDRY’s valuation of investments at December 31, 2018 and at June 30, 2018 using the fair value hierarchy:

	December 31, 2018 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$695,454	a	$48,100	b	$743,554

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

Transfers between levels are recognized at the end of the reporting period. During the six months ended December 31, 2018 and for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at December 31, 2018 and June 30, 2018. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at December 31, 2018 and at June 30, 2018, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of December 31, 2018

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$60,156	***	Payable on open futures contracts	$(2,105,134	)**
Interest Rate Risk	—	—		Written options, at fair value	$(251,594	)*

*	Represents cumulative depreciation of written options contracts as reported in the Combined Statements of Assets and Liabilities.
** ***

Represents cumulative depreciation of futures and options contracts as reported in the Combined Statements of Assets and Liabilities.

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

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$266,684	$(3,327,205)

The futures and options contracts open at December 31, 2018 are indicative of the activity for the three months ended December 31, 2018.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2017

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$623,759	$63,170

The futures and options contracts open at December 31, 2017 are indicative of the activity for the three months ended December 31, 2017.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(456,707)	$(1,611,508)

The futures and options contracts open at December 31, 2018 are indicative of the activity for the six months ended December 31, 2018.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2017

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$515,024	$284,660

The futures and options contracts open at December 31, 2017 are indicative of the activity for the six months ended December 31, 2017.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of December 31, 2018

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$48,100	—	—

*Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2018

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$81,680	*	—	—

*Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(737,508)	$137,005

The futures contracts open at December 31, 2018 are indicative of the activity for the three months ended December 31, 2018.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(434,239)	$(33,580)

The futures contracts open at December 31, 2018 are indicative of the activity for the six months ended December 31, 2018.

(4) Agreements

(a) Management Fee

Each Fund pays the Sponsor a sponsor fee (the “Sponsor Fee”) in consideration of the Sponsor’s advisory services to the Funds. Additionally, each Fund pays its respective commodity trading advisor a license and service fee (the “CTA fee”).

Effective January 1, 2018 and later extended on June 1, 2018, the Sponsor has agreed to waive receipt of the Sponsor Fee for RISE and/or assume RISE’s expenses (excluding brokerage fees, interest expense, and extraordinary expenses) so that RISE’s total annual expenses do not exceed 1.00% per annum through January 31, 2020.

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

The waiver of RISE’s CTA fees, pursuant to the prior undertaking, amounted to $-0- and $22,330 for the three months ended December 31, 2018 and December 31, 2017, respectively, and $-0- and $49,453 for the six months ended December 31, 2018 and December 31, 2017, respectively. The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $10,462 and $23,499, for the three and six months ended December 31, 2018, respectively, as disclosed in the Combined Statements of Operations. The Funds currently accrue their daily expenses up to the applicable Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Funds’ respective Expense Cap, which in the case of RISE, aggregated $17,920 and $-0- for the three months ended December 31, 2018 and December 31, 2017, respectively, and $47,986 and $10,686 for the six months ended December 31, 2018 and December 31, 2017, respectively and in the case of BDRY, aggregated $131,193 and $256,383 for the three and six months ended December 31, 2018, respectively, as disclosed in the Combined Statements of Operations.

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

Effective February 19, 2016, RISE has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. RISE paid U.S. Bank $14,191 and $14,040 for the three months ended December 31, 2018 and December 31, 2017, respectively, and $28,382 and $28,080 for the six months ended December 31, 2018 and December 31, 2017, respectively, as disclosed in the Combined Statements of Operations.

Effective March 22, 2018, BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $15,476 and $30,952 for the three and six months ended December 31, 2018, respectively, as disclosed in the Combined Statements of Operations.

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

RISE incurred $4,410 and $4,410 in distribution and related administrative services for the three months ended December 31, 2018 and December 31, 2017, respectively, and $8,820 and $8,818 for the six months ended December 31, 2018 and December 31, 2017, respectively. BDRY incurred $4,158 and $8,316 in distribution and related administrative services for the three and six months ended December 31, 2018, respectively, as disclosed in the Combined Statements of Operations.

RISE also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

RISE incurred $16,915 and $7,496 in wholesale support fees for the three months ended December 31, 2018 and December 31, 2017, respectively, and $31,671 and $12,920 for the six months ended December 31, 2018 and December 31, 2017, respectively. BDRY incurred $7,167 and $14,547 in wholesale support fees for the three and six months ended December 31, 2018, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.08% for RISE, and 0.40% for BDRY, of the net asset value of the applicable Fund for execution and clearing services on behalf of the applicable Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. RISE incurred $19,434 and $10,738 in brokerage commissions and fees for the three months ended December 31, 2018 and December 31, 2017, respectively, and $35,862 and $18,897 for the six months ended December 31, 2018 and December 31, 2017, respectively. BDRY incurred $6,156 and $15,093 in brokerage commissions and fees for the three and six months ended December 31, 2018, respectively, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the respective Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. RISE incurred $630 and $1,260, in trustee fees for the three months ended December 31, 2018 and December 31, 2017, respectively, and $1,260 and $2,520 for the six months ended December 31, 2018 and December 31, 2017, respectively, which is included in Other Expenses in the Condensed Statements of Operations. BDRY incurred $630 and $1,260 in trustee fees for the three and six months ended December 31, 2018, respectively, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

Effective January 1, 2018, the Sponsor, in accordance with the RISE Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.00% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. For the three and six months ended December 31, 2018, the Sponsor paid $17,920 and $47,986, respectively, in accordance with the Expense Cap limitation.

Through December 31, 2017, the Sponsor, in accordance with RISE’s Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.50% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. RISE incurred $206,506 and $145,510 for the three months ended December 31, 2018 and December 31, 2017, respectively, and $400,559 and $272,846 for the six months ended December 31, 2018 and December 31, 2017, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for RISE by Sit expired December 31, 2017. The CTA fee waiver for RISE was $22,330 and $49,453 for the three and six months ended December 31, 2017, respectively. In addition, the assumption of Fund expenses above the RISE Expense Cap by the Sponsor, pursuant to the undertaking then in effect (as discussed in Note 4a), amounted to $-0- and $10,686 for the three and six months ended December 31, 2017, respectively.

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $173,067 and $351,703 during the three and six months ended December 31, 2018, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $10,462 and $23,499 for the three and six months ended December 31, 2018, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $131,193 and $256,383 for the three and six months ended December 31, 2018, respectively.

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

Accordingly, all such expenses are not reflected in the Statements of Operations. The Funds will bear the costs of their continuous offerings of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the three and six months ended December 31, 2018 and December 31, 2017, respectively, RISE did not incur such expenses. For the three and six months ended December 31, 2018, BDRY did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended December 31, 2018 and December 31, 2017, respectively, RISE did not incur such expenses. For the three and six months ended December 31, 2018, BDRY did not incur such expenses.

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

(b) Share Transactions (unaudited)

SIT RISING RATE ETF

Summary of Share Transactions for the Three Months Ended December 31, 2018
	Shares	Net Assets Increase
Shares Sold	500,000	$12,510,953
Shares Redeemed	(475,000)	(11,687,830)
Net Increase	25,000	$823,123

Summary of Share Transactions for the Three Months Ended December 31, 2017
	Shares	Net Assets Increase
Shares Sold	450,000	$10,548,270
Shares Redeemed	(200,000)	(4,675,760)
Net Increase	250,000	$5,872,510

Summary of Share Transactions for the Six Months Ended December 31, 2018
	Shares	Net Assets Increase
Shares Sold	775,000	$24,297,005
Shares Redeemed	(525,000)	(14,163,400)
Net Increase	250,000	$10,133,605

Summary of Share Transactions for the Six Months Ended December 31, 2017
	Shares	Net Assets Increase
Shares Sold	750,000	$17,374,015
Shares Redeemed	(250,000)	(5,823,990)
Net Increase	500,000	$11,550,025

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2018
	Shares	Net Assets Increase
Shares Sold	—	$—
Shares Redeemed	—	—
Net Increase	—	$—

Summary of Share Transactions for the Six Months Ended December 31, 2018
	Shares	Net Assets Increase
Shares Sold	—	$—
Shares Redeemed	—	—
Net Increase	—	$—

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of December 31, 2018, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three months ended December 31, 2018 and December 31, 2017, respectively, and the six months ended December 31, 2018 and December 31, 2017, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	THREE MONTHS ENDED DECEMBER 31, 2018		THREE MONTHS ENDED DECEMBER 31, 2017

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF

Net Asset Value
Net asset value per Share, beginning of period	$25.13	$22.68	$23.12	—
Net investment income (loss)	0.07	(0.12)	(0.03)	—
Net realized and unrealized gain (loss)	(1.14)	(4.00)	0.56	—
Net Income (Loss)	(1.07)	(4.12)	0.53	—
Net Asset Value per Share, end of period	$24.06	$18.56	$23.65	—
Market Value per Share, end of period	$24.09	$17.92 (a)	$23.76	—
Ratios to Average Net Assets*
Expense Ratio***	1.11%	4.35%	1.64%	—
Expense Ratio*** before Waiver/Assumption	1.22%	23.98%	1.94%	—
Net Investment Income (Loss)	1.08%	(2.49%)	(0.57%)	—
Total Return, at Net Asset Value**	(4.26%)	(18.17%)	2.29%	—
Total Return, at Market Value**	(4.10%)	(21.88%)	3.17%	—

(a)	Represents the closing bid/ask mean as of December 31, 2018

*	Percentages are annualized

**	Percentages are not annualized

***	For Sit Rising Rate ETF, as of February 19, 2015 and through December 31, 2017, Fund expenses had been capped at 1.50% of average daily net assets, plus brokerage commissions and interest expense as disclosed in Note 4. Effective January 1, 2018, Fund expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense. For Breakwave Dry Bulk Shipping ETF, as of inception (March 22, 2018), Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions and interest expense.

	SIX MONTHS ENDED DECEMBER 31, 2018		SIX MONTHS ENDED DECEMBER 31, 2017
	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF

Net Asset Value
Net asset value per Share, beginning of period	$24.65	$21.98	$23.15	—
Net investment income (loss)	0.12	(0.30)	(0.07)	—
Net realized and unrealized gain (loss)	(0.71)	(3.12)	0.57	—
Net Income (Loss)	(0.59)	(3.42)	0.50	—
Net Asset Value per Share, end of period	$24.06	$18.56	$23.65	—
Market Value per Share, end of period	$24.09	$17.92 (a)	$23.76	—
Ratios to Average Net Assets*
Expense Ratio***	1.19%	4.43%	1.65%	—
Expense Ratio*** before Waiver/Assumption	1.36%	21.70%	2.11%	—
Net Investment Income (Loss)	1.02%	(2.79%)	(0.61%)	—
Total Return, at Net Asset Value**	(2.39%)	(15.56%)	2.16%	—
Total Return, at Market Value**	(2.31%)	(18.69%)	3.21%	—

(a)	Represents the closing bid/ask mean as of December 31, 2018

*	Percentages are annualized

**	Percentages are not annualized

***	For Sit Rising Rate ETF, as of February 19, 2015 and through December 31, 2017, Fund expenses had been capped at 1.50% of average daily net assets, plus brokerage commissions and interest expense as disclosed in Note 4. Effective January 1, 2018, Fund expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense. For Breakwave Dry Bulk Shipping ETF, as of inception (March 22, 2018), Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions and interest expense.

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

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of December 31, 2018 include:

Name	Ticker	Market Value USD
US 10YR FUT OPTN APR19P 120.00	TYJ9P120	$60,156
UNITED STATES TREAS BILLS	912796UL1	59,392,342
US 5YR NOTE MAR19	FVH9	(63,880,938)
US 2 YR NOTE MAR19	TUH9	(119,744,250)
US 5YR FUTR OPTN MAR19C 113.25	FVH9C113.25	(251,594)

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

The Benchmark Portfolio

BDRY’s Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as the Fund’s commodity trading advisor. The Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of December 31, 2018 include:

Name	Ticker	Market Value USD
Baltic Panamax Time Charter Jan 19	BFFAP F19 Index	$340,380
Baltic Panamax Time Charter Feb 19	BFFAP G19 Index	347,760
Baltic Panamax Time Charter Mar 19	BFFAP H19 Index	360,510
Baltic Supramax Time Charter Jan 19	BFFAS F19 Index	106,960
Baltic Supramax Time Charter Feb 19	BFFAS G19 Index	105,750
Baltic Supramax Time Charter Mar 19	BFFAS H19 Index	109,500
Baltic Capesize Time Charter Jan 19	BFFATC F19 Index	485,250
Baltic Capesize Time Charter Feb 19	BFFATC G19 Index	366,750
Baltic Capesize Time Charter Mar 19	BFFATC H19 Index	396,990

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

The per Share market value of RISE and its NAV tracked closely for the three months ended December 31, 2018.

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

The per Share market value of RISE and its NAV tracked closely for the six months ended December 31, 2018.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended December 31, 2018. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the six months ended December 31, 2018. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018

Fund Share Price Performance

During the three months ended December 31, 2018, the NYSE Arca market value of each Share decreased (-4.10%) from $25.12 per Share, representing the closing trade on September 28, 2018, to $24.09 per Share, representing the closing price on December 31, 2018. The Share price high and low for the three months ended December 31, 2018 and related change from the closing Share price on September 28, 2018 were as follows: Shares traded from a high of $25.50 per Share (+1.51%) on October 5, 2018 to a low of $24.00 per Share (-4.46%) on December 31, 2018.

Fund Share Net Asset Performance

For the three months ended December 31, 2018, the net asset value of each Share decreased (-4.26%) from $25.13 per Share, representing the closing net asset value per Share on September 28, 2018, to $24.06 per Share. Net losses in the investments, futures and options contracts more than offset Fund net investment income which resulted in the overall decrease in the NAV per Share during the three months ended December 31, 2018.

Net loss for the three months ended December 31, 2018, was $2,877,961, resulting from net unrealized losses on investments, futures and options contracts of $3,327,205, net realized gains on investments, futures and options contracts of $266,684 and the net investment income of $182,560.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

Fund Share Price Performance

During the three months ended December 31, 2017, the NYSE Arca market value of each Share increased (+3.17%) from $23.03 per Share, representing the closing trade on September 29, 2017, to $23.76 per Share, representing the closing price on December 29, 2017. The Share price high and low for the three months ended December 31, 2017 and related change from the closing Share price on September 29, 2017 were as follows: Shares traded from a high of $23.81 per Share (+3.39%) on December 22, 2017 and December 26, 2017 to a low of $22.99 per Share (-0.17%) on October 13, 2017.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

Fund Share Price Performance

During the six months ended December 31, 2018, the NYSE Arca market value of each Share decreased (-2.31%) from $24.66 per Share, representing the closing trade on June 29, 2018, to $24.09 per Share, representing the closing price on December 31, 2018. The Share price high and low for the six months ended December 31, 2018 and related change from the closing Share price on June 29, 2018 were as follows: Shares traded from a high of $25.50 per Share (+3.41%) on October 5, 2018 to a low of $24.00 per Share (-2.68%) on December 31, 2018.

Fund Share Net Asset Performance

For the six months ended December 31, 2018, the net asset value of each Share decreased (-2.39%) from $24.65 per Share, representing the closing net asset value per Share on June 29, 2018, to $24.06 per Share. Net losses in the investments, futures and options contracts more than offset Fund net investment income which resulted in the overall decrease in the NAV per Share during the six months ended December 31, 2018.

Net loss for the six months ended December 31, 2018, was $1,766,906, resulting from net unrealized losses on investments, futures and options contracts of $1,611,508, net realized losses on investments, futures and options contracts of $456,707 and the net investment income of $301,309.

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

Fund Share Net Asset Performance

For the six months ended December 31, 2017, the net asset value of each Share increased (+2.16%) from $23.15 per Share, representing the closing net asset value per Share on June 30, 2017, to $23.65 per Share. Gains in the investments, futures and options contracts more than offset Fund net investment loss which resulted in the overall increase in the NAV per Share during the six months ended December 31, 2017.

Net income for the six months ended December 31, 2017, was $720,853, resulting from net realized gains on investments, futures and options contracts of $515,024, net realized gains on investments, futures and options contracts of $284,660 and the net investment loss of $78,831.

Breakwave Dry Bulk Shipping ETF

During the three months ended December 31, 2018, freight rates for dry bulk vessels experienced considerable volatility. Although at the beginning of the quarter freight rates were relatively stable, during the second half of October, Capesize spot rates declined considerably, dropping below $10,000 per day, before recovering in mid-November in the mid-teens range. Such a decline was unexpected as seasonally the last quarter of the calendar year is usually the strongest period for freight rates. Although it is difficult to pinpoint the exact reasons for the unexpected weakness in freight rates during the quarter, the ongoing trade dispute between the U.S. and China reduced trade volumes mainly for agricultural commodities that are transported by sea. In addition, a slower economic growth in China and flat iron ore import growth also had a negative impact on freight rates for the larger size dry bulk vessels.

During the three months ended December 31, 2018, freight futures also followed spot rates lower as sentiment deteriorated and expectations for both short term as well as long term rates declined. At the end of the quarter, freight futures were pricing a much weaker environment for the coming year, compared to the beginning of the quarter. As a result, BDRY's performance closely tracked the performance of short term dry bulk freight futures, leading to a decline of the Fund's NAV during the period.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended December 31, 2018.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the six months ended December 31, 2018.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compares the returns of BDRY with the benchmark portfolio returns for the three months ended December 31, 2018 and the six months ended December 31, 2018. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018

Fund Share Price Performance

During the three months ended December 31, 2018, the NYSE Arca market value of each Share decreased (-21.88%) from $22.94 per Share, representing the closing trade on June 29, 2018, to $17.92 per Share, representing the closing price on December 31, 2018. The Share price high and low for the three months ended December 31, 2018 and related change from the closing Share price on June 29, 2018 were as follows: Shares traded from a high of $23.20 per Share (+1.13%) on October 12, 2018 to a low of $14.45 per Share (-37.01%) on November 14, 2018.

Fund Share Net Asset Performance

For the three months ended December 31, 2018, the net asset value of each Share decreased (-18.17%) from $22.68 per Share to $18.56 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the three months ended December 31, 2018.

Net loss for the three months ended December 31, 2018, was $618,436, resulting from net realized losses on investments and futures contracts of $737,508, unrealized gains on futures contracts of $137,005 and the net investment loss of $17,933.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

Fund Share Price Performance

During the six months ended December 31, 2018, the NYSE Arca market value of each Share decreased (-18.69%) from $22.04 per Share, representing the closing trade on June 29, 2018, to $17.92 per Share, representing the closing price on December 31, 2018. The Share price high and low for the six months ended December 31, 2018 and related change from the closing Share price on June 29, 2018 were as follows: Shares traded from a high of $25.60 per Share (+16.15%) on August 21, 2018 to a low of $14.45 per Share (-34.44%) on November 14, 2018.

Fund Share Net Asset Performance

For the six months ended December 31, 2018, the net asset value of each Share decreased (-15.56%) from $21.98 per Share to $18.56 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the six months ended December 31, 2018.

Net loss for the six months ended December 31, 2018, was $513,032, resulting from net realized gains on investments and futures contracts of $434,239, unrealized losses on futures contracts of $33,580 and the net investment loss of $45,213.

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

Management believes that as of December 31, 2018, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

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

Off Balance Sheet Financing

As of December 31, 2018, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

RISE pays the Sponsor Fee monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of RISE’s average daily net assets or $75,000 effective January 1, 2018. The Sponsor Fee is paid in consideration of the Sponsor’s management services to RISE. RISE also pays Sit a CTA Fee monthly in arrears, for the use of the RISE Benchmark Portfolio in an amount equal to 0.20% effective January 1, 2018 (0.50% prior to January 1, 2018) per annum of RISE’s average daily net assets. Prior to January 1, 2018, RISE’s Sponsor Fee was calculated as the greater of 0.15% per annum of the value of RISE’s average daily net assets or, $18,750 for the year ended December 31, 2017.

As of January 1, 2018, the Sponsor has contractually agreed to waive RISE’s Sponsor Fee and/or assume RISE’s remaining expenses so that RISE’s expenses do not exceed an annual rate of 1.00%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of RISE’s average daily net assets (the “RISE Expense Cap”). The assumption of expenses and waiver of RISE’s Sponsor fee are contractual on the part of the Sponsor, through December 31, 2019. If after that date, the Sponsor no longer assumed expenses or waived RISE’s Sponsor Fee, RISE could be adversely impacted, including in its ability to achieve its investment objective.

For the period from the inception of RISE through December 31, 2017, Sit had agreed to waive the CTA Fee and the Sponsor agreed to correspondingly assume the remaining expenses of RISE so that RISE expenses did not exceed an annual rate of 1.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of RISE’s average daily net assets.

There was no waiver requirement of RISE’s Sponsor Fee, pursuant to the contractual RISE Expense Cap, for the three months ended December 31, 2018 and 2017, respectively. The waiver of RISE’s CTA fee amounted to $-0- and $22,330 for the three months ended December 31, 2018 and December 31, 2017, respectively and $-0- and $49,453 for the six months ended December 31, 2018 and December 31, 2017, respectively. RISE currently accrues its daily expenses up to the RISE Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of RISE. RISE’s total expenses amounted to $206,506 and $145,510, for the three months ended December 31, 2018 and December 31, 2017, respectively, and $400,559 and $272,846 for the six months ended December 31, 2018 and December 31, 2017 , respectively, of which $17,920 and $-0-, for the three months ended December 31, 2018 and December 31, 2017, respectively, and $47,986 and $10,686, for the six months ended December 31, 2018 and December 31, 2017, respectively, was absorbed by the Sponsor pursuant to the RISE Expense Cap.

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through December 31, 2019. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $131,193 and $256,383 for the three and six months ended December 31, 2018, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $10,462 and $23,499 for the three and six months ended December 31, 2018, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses up to the BDRY Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $173,067 and $351,703 for the three and six months ended December 31, 2018, respectively.

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

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. A second registration statement on Form S-1 (File No. 333-222379) which replaced the original registration statement was declared effective on January 19, 2018. On December 31, 2018, 2,500,040 shares of the Fund were outstanding for a market capitalization of $60,200,963. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On December 31, 2018, 150,040 shares of the Fund were outstanding for a market capitalization of $2,688,716. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	RISE does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, RISE redeemed nineteen baskets (comprising 475,000 shares) during the three months ended December 31, 2018 at an average price per share of $24.61. The following table provides information about RISES’s redemptions by Authorized Participants during the three months ended December 31, 2018:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
October 2018	—	—
November 2018	125,000	$24.96
December 2018	350,000	$24.48
Total	475,000	$24.61

BDRY does not purchase shares directly from its shareholders. There were no redemptions of baskets held by an Authorized Participant during the three months ended December 31, 2018.

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

Date: February 13, 2019