Form 10-Q
period 2019-03-31
ETF Managers Group Commodity Trust I
filed 2019-05-14
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-36851

ETF Managers Group Commodity Trust I
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4793446
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30 Maple Street – Suite 2 Summit, NJ 07901	07910
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name On Each Exchange On Which Registered

Shares of Sit Rising Rate ETF	RISE	NYSE Arca, Inc.

Shares of Breakwave Dry Bulk Shipping ETF	BDRY	NYSE Arca, Inc.

Indicate the number of Shares outstanding, as of May 1, 2019: 575,040/(RISE)

Indicate the number of Shares outstanding, as of May 1, 2019: 325,040/(BDRY)

ETF MANAGERS GROUP COMMODITY TRUST I

Part I.
INTERIM FINANCIAL INFORMATION

Interim Combined Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Statements of Assets and Liabilities
March 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $28,888,047 and $1,096,038, respectively)	$28,813,408	$1,096,038	$29,909,446
Cash	4,706,340	-	4,706,340
Deposits with brokers for futures	144,758	2,178,370	2,323,128
Variation Margin on futures	115,742	-	115,742
Interest receivable	1,558	4,488	6,046
Other Assets	-	21,906	21,906
Total assets	33,781,806	3,300,802	37,082,608
Liabilities
Options written, at fair value (premiums received $26,002 and $-0-, respectively)	53,711	-	53,711
Payable for Fund shares redeemed	4,706,340	-	4,706,340
Variation Margin on futures	-	198,550	198,550
Other Liabilities	26,289	-	26,289
Due to Sponsor	29,006	8,177	37,183
Total liabilities	4,815,346	206,727	5,022,073

Net Assets	$28,966,460	$3,094,075	$32,060,535

Shares outstanding (unlimited authorized)	1,225,040	325,040
Net asset value per share	$23.65	$9.52
Market value per share	$23.59	$9.36

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

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments

March 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

PURCHASED OPTIONS - 0.2% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $123.50 Expiring 05/24/2019 (150 contracts)	$63,281	$—	$63,281
TOTAL PURCHASED OPTIONS (cost $138,712 and $-0-, respectively)	63,281	—	63,281

SHORT-TERM INVESTMENTS - 97.9% and 0.0%, respectively
US TREASURY BILLS - 97.9% and 0.0%, respectively
United States Treasury Bills 2.400%, 06/20/2019 ($28,500,000 principal amount) (a)	28,350,597	—	28,350,597
TOTAL US TREASURY BILLS (cost $28,349,805 and $-0-, respectively)	28,350,597	—	28,350,597

MONEY MARKET FUNDS - 1.4% and 35.4%, respectively
First American US Treasury Money Market Fund, Class Z, 2.258%* (399,530 shares)	399,530	—	399,530
First American US Treasury Obligations Fund, Class X, 2.333%* (1,096,038 shares)		1,096,038	1,096,038
TOTAL MONEY MARKET FUNDS (Cost $399,530 and $1,096,038, respectively)	399,530	1,096,038	1,495,568

Total Investments (cost $28,888,047 and $1,096,038, respectively) - 99.5% and 35.4%, respectively	28,813,408	1,096,038	29,909,446
Other Assets in Excess of Liabilities - 0.5% and 64.6%, respectively (b)	153,052	1,998,037	2,151,089
			—
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$28,966,460	$3,094,075	$32,060,535

* Annualized seven-day yield as of March 31, 2019.
(a) All or a portion of this security is held as collateral for certain futures contracts and written options.
(b) $144,758 and $2,178,370, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Value/ Unrealized	Value/ Unrealized	Value/ Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
March 31, 2019	(Depreciation)	(Depreciation)	(Depreciation)

Baltic Exchange Panamax T/C Average Shipping Route Index Expiring April 30, 2019 (Underlying Face Amount at Market Value - $438,350) (50 contracts)	$—	$(43,025)	$(43,025)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring May 31, 2019 (Underlying Face Amount at Market Value - $452,900) (50 contracts)	—	(28,475)	(28,475)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring June 29, 2019 (Underlying Face Amount at Market Value - $467,500) (50 contracts)	—	(13,875)	(13,875)
Baltic Exchange Supramax Average Shipping Route Expiring April 30, 2019 (Underlying Face Amount at Market Value - $132,750) (15 contracts)	—	(17,000)	(17,000)
Baltic Exchange Supramax Average Shipping Route Expiring May 31, 2019 (Underlying Face Amount at Market Value - $139,695) (15 contracts)	—	(10,055)	(10,055)
Baltic Exchange Supramax Average Shipping Route Expiring June 29, 2019 (Underlying Face Amount at Market Value - $139,440) (15 contracts)	—	(10,310)	(10,310)
Baltic Capesize Time Charter Expiring April 30, 2019 (Underlying Face Amount at Market Value - $337,220) (65 contracts)	—	(245,030)	(245,030)
Baltic Capesize Time Charter Expiring May 31, 2019 (Underlying Face Amount at Market Value - $465,855) (65 contracts)	—	(116,395)	(116,395)
Baltic Capesize Time Charter Expiring June 29, 2019 (Underlying Face Amount at Market Value - $603,135) (65 contracts)	—	20,885	20,885

	$—	$(463,280)	$(463,280)

SIT RISING RATE ETF
Written Options Contracts
March 31, 2019

US 5 Year Note, Strike Price $115.00 Expiring 05/24/2019 (55 contracts) (Premiums received $26,002)	$53,711	—	$53,711

SIT RISING RATE ETF
Short Futures Contracts
March 31, 2019

US Treasury 5 Year Note Expiring June 2019 (Underlying Face Amount at Market Value - $29,536,172) (255 contracts)	$(297,645)	$—	$(297,645)
US Treasury 2 Year Note Expiring June 2019 (Underlying Face Amount at Market Value - $56,469,844) (265 contracts)	(228,937)	—	(228,937)
	$(526,582)	$—	$(526,582)

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

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Statements of Operations
Three Months Ended March 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Investment Income
Interest	$249,816	$11,574	$261,390

Expenses
Sponsor fee	$19,252	$30,821	$50,073
CTA fee	21,152	8,427	29,579
Audit fees	21,304	16,130	37,434
Tax preparation fees	24,657	24,657	49,314
Admin/accounting/custodian/transfer agent fees	13,883	15,140	29,023
Legal fees	8,631	11,096	19,727
Printing and postage expenses	6,411	6,411	12,822
Chief Compliance Officer fees	6,164	6,164	12,328
Principal Financial Officer fees	6,164	6,164	12,328
Regulatory reporting fees	6,164	6,164	12,328
Brokerage commissions	11,906	9,450	21,356
Distribution fees	4,314	4,068	8,382
Insurance expense	3,699	3,699	7,398
Listing & calculation agent fees	3,107	3,107	6,214
Other expenses	4,543	5,548	10,091
Wholesale support fees	10,577	6,862	17,439
Total Expenses	171,928	163,908	335,836
Less: Waiver of Sponsor fee	—	—	—
Less: Waiver of CTA fee	—	(8,427)	(8,427)
Less: Expenses absorbed by Sponsor	(54,256)	(125,689)	(179,945)
Net Expenses	117,672	29,792	147,464
Net Investment Income (Loss)	$132,144	$(18,218)	$113,926

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	$(2,457,815)	$(956,887)	$(3,414,702)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	1,778,789	(511,380)	1,267,409
Net realized and unrealized gain (loss)	(679,026)	(1,468,267)	(2,147,293)
Net income (loss)	$(546,882)	$(1,486,485)	$(2,033,367)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Statements of Operations
Three Months Ended March 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF*	COMBINED

Investment Income
Interest	$117,856	$1,061	$118,917

Expenses
Sponsor fee	$18,493	$3,082	$21,575
CTA fee	18,112	1,095	19,207
Audit fees	21,304	13,600	34,904
Tax preparation fees	24,657	3,169	27,826
Admin/accounting/custodian/transfer agent fees	13,735	1,484	15,219
Legal fees	8,631	1,110	9,741
Printing and postage expenses	6,411	493	6,904
Chief Compliance Officer fees	6,164	616	6,780
Principal Financial Officer fees	6,164	616	6,780
Regulatory reporting fees	6,164	616	6,780
Brokerage commissions	10,000	6,408	16,408
Distribution fees	4,314	407	4,721
Insurance expense	3,699	370	4,069
Listing & calculation agent fees	3,107	247	3,354
Other expenses	5,159	493	5,652
Wholesale support fees	9,056	707	9,763
Total Expenses	165,170	34,513	199,683
Less: Waiver of Sponsor fee	(18,493)	—	(18,493)
Less: Waiver of CTA fee	—	(1,095)	(1,095)
Less: Expenses absorbed by Sponsor	(46,118)	(24,367)	(70,485)
Net Expenses	100,559	9,051	109,610
Net Investment Income (Loss)	$17,297	$(7,990)	$9,307

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	$1,668,846	$—	$1,668,846

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(652,845)	(352,150)	(1,004,995)
Net realized and unrealized gain (loss)	1,016,001	(352,150)	663,851
Net income (loss)	$1,033,298	$(360,140)	$673,158

* Period from March 22, 2018 (commencement of investment operations) to March 31, 2018.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Statements of Operations
Nine Months Ended March 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Investment Income
Interest	$903,698	$38,182	$941,880

Expenses
Sponsor fee	66,489	93,833	160,322
CTA fee	84,495	31,926	116,421
Audit fees	64,378	48,774	113,152
Tax preparation fees	75,067	89,443	164,510
Admin/accounting/custodian/transfer agent fees	42,265	46,092	88,357
Legal fees	26,277	33,782	60,059
Printing and postage expenses	19,517	19,517	39,034
Chief Compliance Officer fees	18,766	18,766	37,532
Principal Financial Officer fees	18,766	18,766	37,532
Regulatory reporting fees	18,766	18,766	37,532
Brokerage commissions	47,768	24,543	72,311
Distribution fees	13,134	12,384	25,518
Insurance expense	11,261	11,261	22,522
Listing & calculation agent fees	9,459	9,459	18,918
Other expenses	13,831	16,890	30,721
Wholesale support fees	42,248	21,409	63,657
Total Expenses	572,487	515,611	1,088,098
Less: Waiver of Sponsor fee	—	—	—
Less: Waiver of CTA fee	—	(31,926)	(31,926)
Less: Expenses absorbed by Sponsor	(102,242)	(382,072)	(484,314)
Net Expenses	470,245	101,613	571,858
Net Investment Income (Loss)	433,453	(63,431)	370,022

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(2,914,522)	(1,391,126)	(4,305,648)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	167,281	(544,960)	(377,679)
Net realized and unrealized gain (loss)	(2,747,241)	(1,936,086)	(4,683,327)
Net income (loss)	$(2,313,788)	$(1,999,517)	$(4,313,305)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Statements of Operations
Nine Months Ended March 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF*	COMBINED

Investment Income
Interest	$251,732	$1,061	$252,793

Expenses
Sponsor fee	37,874	3,082	40,956
CTA fee	82,715	1,095	83,810
Audit fees	63,927	13,600	77,527
Tax preparation fees	37,259	3,169	40,428
Admin/accounting/custodian/transfer agent fees	41,815	1,484	43,299
Legal fees	26,277	1,110	27,387
Printing and postage expenses	19,446	493	19,939
Chief Compliance Officer fees	9,316	616	9,932
Principal Financial Officer fees	9,316	616	9,932
Regulatory reporting fees	9,316	616	9,932
Brokerage commissions	28,897	6,408	35,305
Distribution fees	13,132	407	13,539
Insurance expense	11,259	370	11,629
Listing & calculation agent fees	9,459	247	9,706
Other expenses	16,032	493	16,525
Wholesale support fees	21,976	707	22,683
Total Expenses	438,016	34,513	472,529
Less: Waiver of Sponsor fee	(18,493)	—	(18,493)
Less: Waiver of CTA fee	(49,453)	(1,095)	(50,548)
Less: Expenses absorbed by Sponsor	(56,804)	(24,367)	(81,171)
Net Expenses	313,266	9,051	322,317
Net Investment Income (Loss)	$(61,534)	$(7,990)	$(69,524)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	$2,183,870	$—	$2,183,870

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(368,185)	(352,150)	(720,335)
Net realized and unrealized gain (loss)	1,815,685	(352,150)	1,463,535
Net income (loss)	$1,754,151	$(360,140)	$1,394,011

* Period from March 22, 2018 (commencement of investment operations) to March 31, 2018.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Statements of Changes in Net Assets
Three Months Ended March 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$60,141,687	$2,784,757	$62,926,444

Increase (decrease) in Net Assets from share transactions
Addition of -0- and 175,000 shares, respectively	—	1,795,803	1,795,803
Redemption of 1,275,000 and -0- shares, respectively	(30,628,345)	—	(30,628,345)
Net Increase in Net Assets from share transactions	(30,628,345)	1,795,803	(28,832,542)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	132,144	(18,218)	113,926
Net realized gain (loss)	(2,457,815)	(956,887)	(3,414,702)
Change in net unrealized gain (loss)	1,778,789	(511,380)	1,267,409

Net Increase (decrease) in Net Assets from operations	(546,882)	(1,486,485)	(2,033,367)

Net Assets at End of Period	$28,966,460	$3,094,075	$32,060,535

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended March 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF*	COMBINED

Net Assets at Beginning of Period	$33,105,857	$1,000	$33,106,857

Increase (decrease) in Net Assets from share transactions
Addition of 250,000 and 200,000 shares, respectively	6,112,760	4,868,290	10,981,050
Redemption of -0- and 50,000 shares, respectively	—	(1,126,975)	(1,126,975)
Net Increase (decrease) in Net Assets from share transactions	6,112,760	3,741,315	9,854,075

Increase (decrease) in Net Assets from operations
Net investment income (loss)	17,297	(7,990)	9,307
Net realized gain (loss)	1,668,846	—	1,668,846
Change in net unrealized gain (loss)	(652,845)	(352,150)	(1,004,995)

Net Increase (decrease) in Net Assets from operations	1,033,298	(360,140)	673,158

Net Assets at End of Period	$40,251,915	$3,382,175	$43,634,090

* Period from March 22, 2018 (commencement of investment operations) to March 31, 2018.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Nine Months Ended March 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$51,774,988	$3,297,789	$55,072,777

Increase (decrease) in Net Assets from share transactions
Addition of 975,000 and 175,000 shares, respectively	24,297,005	1,795,803	26,092,808
Redemption of 1,850,000 and -0- shares, respectively	(44,791,745)	—	(44,791,745)
Net increase (decrease) in Net Assets from share transactions	(20,494,740)	1,795,803	(18,698,937)

Increase (decrease) in Net Assets from operations
Net investment gain (loss)	433,453	(63,431)	370,022
Net realized loss	(2,914,522)	(1,391,126)	(4,305,648)
Change in net unrealized gain (loss)	167,281	(544,960)	(377,679)

Net Increase (Decrease) in Net Assets from operations	(2,313,788)	(1,999,517)	(4,313,305)

Net Assets at End of Period	$28,966,460	$3,094,075	$32,060,535

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Statements of Changes in Net Assets
Nine Months Ended March 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF*	COMBINED

Net Assets at Beginning of Period	$20,834,979	$1,000	$20,835,979

Increase (decrease) in Net Assets from share transactions
Addition of 1,000,000 and 200,000 shares, respectively	23,486,775	4,868,290	28,355,065
Redemption of 250,000 and 50,000 shares, respectively	(5,823,990)	(1,126,975)	(6,950,965)
Net Increase (decrease) in Net Assets from share transactions	17,662,785	3,741,315	21,404,100

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(61,534)	(7,990)	(69,524)
Net realized gain (loss)	2,183,870	—	2,183,870
Change in net unrealized gain (loss)	(368,185)	(352,150)	(720,335)

Net Increase (decrease) in Net Assets from operations	1,754,151	(360,140)	1,394,011

Net Assets at End of Period	$40,251,915	$3,382,175	$43,634,090

* Period from March 22, 2018 (commencement of operations) to March 31, 2018.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Statements of Cash Flows
Nine Months Ended March 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income	$(2,313,788)	$(1,999,517)	$(4,313,305)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	2,914,522	1,391,126	4,305,648
Change in net unrealized loss (gain) on investments	(167,281)	544,960	377,679
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	19,637,714	(1,783,115)	17,854,599
Increase in Deposits with brokers for futures	(144,758)	(2,178,370)	(2,323,128)
Increase in Variation Margin on futures	(115,742)	-	(115,742)
Increase in interest receivable	(751)	(46)	(797)
Decrease in segregated cash held by broker	1,386,738	1,941,874	3,328,612
Decrease in receivable on open futures contracts	-	81,680	81,680
Increase in other assets	-	(21,906)	(21,906)
Decrease in options written, at fair value	(16,953)	-	(16,953)
Increase in payable for Fund shares redeemed	4,706,340	-	4,706,340
Increase in Variation Margin on futures	-	198,550	198,550
Increase (decrease) in payable on open futures contracts	(698,426)	-	(698,426)
Decrease in due to Sponsor	(12,824)	(1,130)	(13,954)
Increase (Decrease) in other liabilities and accrued expenses	26,289	(3,189)	23,100
Net cash provided by (used in) operating activities	25,201,080	(1,829,083)	23,371,997
Cash flows from financing activities
Proceeds from sale of shares	24,297,005	1,795,803	26,092,808
Paid on redemption of shares	(44,791,745)	-	(44,791,745)
Net cash provided by financing activities	(20,494,740)	1,795,803	(18,698,937)
Net increase (decrease) in cash	4,706,340	(33,280)	4,673,060
Cash, beginning of period	-	33,280	33,280
Cash, end of period	$4,706,340	$-	$4,706,340

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Nine Months Ended March 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF*	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$1,754,151	$(360,140)	$1,394,011
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(2,183,870)	—	(2,183,870)
Change in net unrealized appreciation (depreciation) on investments	368,185	352,150	720,335
Change in operating assets and liabilities:
Sale (purchase) of investments, net	(17,755,831)	(2,604,465)	(20,360,296)
Increase in interest receivable	(2,389)	(715)	(3,104)
Increase in segregated cash held by broker	(157,176)	(1,483,651)	(1,640,827)
Increase (Decrease) in options written, at fair value	52,992	—	52,992
Increase in receivable for Shares purchased	—	(1,126,975)	(1,126,975)
Increase in payable for Shares redeemed	—	1,126,975	1,126,975
Decrease (Increase) in receivable on open futures contracts	21,795	—	21,795
Increase in payable on open futures contracts	230,718	352,150	582,868
Increase in due to Sponsor	8,640	2,356	10,996
Net cash provided by (used in) operating activities	(17,662,785)	(3,742,315)	(21,405,100)
Cash flows from financing activities
Proceeds from sale of shares	23,486,775	4,868,290	28,355,065
Paid on redemption of shares	(5,823,990)	(1,126,975)	(6,950,965)
Net cash provided by financing activities	17,662,785	3,741,315	21,404,100
Net increase (decrease) in cash	—	(1,000)	(1,000)
Cash, beginning of period	—	1,000	1,000
Cash, end of period	$—	$—	$—

* Period from March 22, 2018 (commencement of operations) to March 31, 2018.

See accompanying notes to unaudited interim combined financial statements.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements

March 31, 2019 (unaudited)

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

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying interim combined financial statements of the Funds have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Each Fund qualifies as an investment company for financial reporting purposes under Topic 946 of the Accounting Standard Codification of U.S. GAAP.

The accompanying interim combined financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim combined financial statements. These interim combined financial statements should be read in conjunction with RISE’s annual report on Form 10-K for the year ended June 30, 2018, RISE’s prospectus dated January 22, 2019 (the “RISE Prospectus”), BDRY’s annual report on Form 10-K for the period from March 22, 2018 (commencement of operations) through June 30, 2018 and BDRY’s prospectus dated March 13, 2019 (the “BDRY Prospectus,” and together with the RISE Prospectus, the “Prospectuses”). Interim period results are not necessarily indicative of results for a full-year period.

(b) Use of Estimates

The preparation of the interim combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim combined financial statements and accompanying notes. Actual results could differ from those estimates. There were no significant estimates used in the preparation of the interim combined financial statements.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of each Fund’s final net asset value for creation and redemption of Fund shares for the three months ended March 31, 2019 and 2018 was at 4:00 p.m. Eastern Time on March 29, 2019 and March 30, 2018, respectively.

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended March 31, 2019 and 2018.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Funds’ final creation/redemption NAVs at March 29, 2019 and June 29, 2018.

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

The following tables summarize RISE’s valuation of investments at March 31, 2019 and at June 30, 2018 using the fair value hierarchy:

	March 31, 2019 (unaudited)
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$28,750,127	a	$63,281	a	$(53,711	)b	$(526,582	)c	$28,233,115

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

Transfers between levels are recognized at the end of the reporting period. During the nine months ended March 31, 2019 and the year ended June 30, 2018, RISE recognized no transfers from Level 1, Level 2 or Level 3.

The following table summarizes BDRY’s valuation of investments at March 31, 2019 and at June 30, 2018 using the fair value hierarchy:

	March 31, 2019 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$1,096,038	a	$(463,280)	b	$632,758

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

Transfers between levels are recognized at the end of the reporting period. During the nine months ended March 31, 2019 and for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at March 31, 2019 and June 30, 2018. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at March 31, 2019 and at June 30, 2018, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of March 31, 2019

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$63,281	***	Payable on open futures contracts	$(526,582	)**
Interest Rate Risk	—	—		Written options, at fair value	$(53,711	)*

*	Represents cumulative depreciation of written options contracts as reported in the Combined Statements of Assets and Liabilities.
**	Represents cumulative depreciation of futures and options contracts as reported in the Combined Statements of Assets and Liabilities.
***	Represents fair value of purchased options as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of June 30, 2018

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$53,547	***	Payable on open futures contracts	$(698,426	)**
Interest Rate Risk	—	—		Written options, at fair value	$(70,664	)*

*	Represents cumulative depreciation of written options contracts as reported in the Combined Statements of Assets and Liabilities.

**	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.
***	Represents fair value of purchased options as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(2,457,815)	$1,778,789

The futures and options contracts open at March 31, 2019 are indicative of the activity for the three months ended March 31, 2019.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$1,668,846	$(652,845)

The futures and options contracts open at March 31, 2018 are indicative of the activity for the three months ended March 31, 2018.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(2,914,522)	$167,281

The futures and options contracts open at March 31, 2019 are indicative of the activity for the nine months ended March 31, 2019.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$2,183,870	$(368,185)

The futures and options contracts open at March 31, 2018 are indicative of the activity for the nine months ended March 31, 2018.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of March 31, 2019

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk		—	Payable on open futures contracts	$(463,280	)*

*Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2018

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$81,680	*	—	—

*Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(956,887)	$(511,380)

The futures contracts open at March 31, 2019 are indicative of the activity for the three months ended March 31, 2019.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$-	$(352,150)

The futures contracts open at March 31, 2018 are indicative of the activity for the period from March 22, 2018 to March 31, 2018.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(1,391,126)	$(544,960)

The futures contracts open at March 31, 2019 are indicative of the activity for the nine months ended March 31, 2019.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$—	$(352,150)

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

Effective January 1, 2018 and later extended on March 1, 2019, the Sponsor has agreed to waive receipt of the Sponsor Fee for RISE and/or assume RISE’s expenses (excluding brokerage fees, interest expense, and extraordinary expenses) so that RISE’s total annual expenses do not exceed 1.00% per annum through January 31, 2020.

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

The waiver of RISE’s CTA fees, pursuant to the prior undertaking, amounted to $-0- and $-0- for the three months ended March 31, 2019 and March 31, 2018, respectively, and $-0- and $49,453 for the nine months ended March 31, 2019 and March 31, 2018, respectively. The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $8,427 and $1,095, for the three months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, and $31,926 and $1,095, for the nine months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, as disclosed in the Combined Statements of Operations. The Funds currently accrue their daily expenses up to the applicable Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Funds’ respective Expense Cap, which in the case of RISE, aggregated $54,256 and $46,118 for the three months ended March 31, 2019 and March 31, 2018, respectively, and $102,242 and $56,804 for the nine months ended March 31, 2019 and March 31, 2018, respectively and in the case of BDRY, aggregated $125,689 and $24,367 for the three months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, and $382,072 and $24,367 for the nine months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, as disclosed in the Combined Statements of Operations.

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

Effective February 19, 2016, RISE has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. RISE paid U.S. Bank $13,883 and $13,735 for the three months ended March 31, 2019 and March 31, 2018, respectively, and $42,265 and $41,815 for the nine months ended March 31, 2019 and March 31, 2018, respectively, as disclosed in the Combined Statements of Operations.

Effective March 22, 2018, BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $15,140 and $1,484 for the three months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, and $46,092 and $1,484 for the nine months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, as disclosed in the Combined Statements of Operations.

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

RISE incurred $4,314 and $4,314 in distribution and related administrative services for the three months ended March 31, 2019 and March 31, 2018, respectively, and $13,134 and $13,132 for the nine months ended March 31, 2019 and March 31, 2018, respectively. BDRY incurred $4,068 and $407 in distribution and related administrative services for the three months ended March 31, 2019 and the period from March 31, 2018 to March 31, 2018, respectively, and $12,384 and $407 for the nine months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, as disclosed in the Combined Statements of Operations.

RISE also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

RISE incurred $10,577 and $9,056 in wholesale support fees for the three months ended March 31, 2019 and March 31, 2018, respectively, and $42,248 and $21,976 for the nine months ended March 31, 2019 and March 31, 2018, respectively. BDRY incurred $6,862 and $707 in wholesale support fees for the three months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, and $21,409 and $707 for the nine months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.08% for RISE, and 0.76% for BDRY, of the net asset value of the applicable Fund for execution and clearing services on behalf of the applicable Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. RISE incurred $11,906 and $10,000 in brokerage commissions and fees for the three months ended March 31, 2019 and March 31, 2018, respectively, and $47,768 and $28,897 for the nine months ended March 31, 2019 and March 31, 2018, respectively. BDRY incurred $9,450 and $6,408 in brokerage commissions and fees for the three months ended March 31, 2019, and the period from March 22, 2018 to March 31, 2018, respectively, and $24,543 and $6,408 for the nine months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the respective Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. RISE incurred $616 and $1,232, in trustee fees for the three months ended March 31, 2019 and March 31, 2018, respectively, and $1,877 and $3,753 for the nine months ended March 31, 2019 and March 31, 2018, respectively, which is included in Other Expenses in the Combined Statements of Operations. BDRY incurred $616 and $68 in trustee fees for the three months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, and $1,877 and $68 for the nine months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

Effective January 1, 2018, the Sponsor, in accordance with the RISE Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.00% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. Through December 31, 2017, the Sponsor, in accordance with RISE’s Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.50% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. RISE incurred $171,928 and $165,170 for the three months ended March 31, 2019 and March 31, 2018, respectively, and $572,487 and $438,016 for the nine months ended March 31, 2019 and March 31, 2018, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for RISE by Sit expired December 31, 2017. The CTA fee waiver for RISE was $-0- and $49,453 for the three and nine months ended March 31, 2018, respectively.

The Sponsor fee waiver for RISE by the Sponsor commenced January 1, 2018, pursuant to the undertaking (as discussed in Note 4a) and amounted to $18,493 for the three and nine months ended March 31, 2018, respectively. In addition, the assumption of Fund expenses above the RISE Expense Cap by the Sponsor, pursuant to the undertaking then in effect (as discussed in Note 4a), amounted to $54,256 and $46,118 for the three months ended March 31, 2019 and March 31, 2018, respectively, and $102,242 and $56,804 for the nine months ended March 31, 2019 and March 31, 2018, respectively.

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $163,908 and $34,513 for the three months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, and $515,611 and $34,513 for the nine months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $8,427 and $1,095 for the three months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, and $31,926 and $1,095 for the nine months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $125,689 and $24,367 for the three months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, and $382,072 and $24,367 for the nine months ended March 31, 2019 and the period from March 31, 2018 to March 31, 2018, respectively.

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

Accordingly, all such expenses are not reflected in the Statements of Operations. The Funds will bear the costs of their continuous offerings of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the three and nine months ended March 31, 2019 and March 31, 2018, respectively, RISE did not incur such expenses. For the three and nine months ended March 31, 2019, and for the period from March 22, 2018 to March 31, 2018, BDRY did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended March 31, 2019 and March 31, 2018, respectively, RISE did not incur such expenses. For the three and nine months ended March 31, 2019, and for the period from March 22, 2018 to March 31, 2018, BDRY did not incur such expenses.

(5) Creations and Redemptions

Each Fund issues and redeems Shares from time to time, but only in one or more Creation Baskets. A Creation Basket is a block of 25,000 Shares (50,000 Shares prior to August 17, 2018) of each Fund. Baskets may be created or redeemed only by Authorized Participants.

Except when aggregated in Creation Baskets, the Shares are not redeemable securities. Retail investors, therefore, generally will not be able to purchase or redeem Shares directly from or with each Fund. Rather, most retail investors will purchase or sell Shares in the secondary market with the assistance of a broker. Thus, some of the information contained in these Notes to Interim Combined Financial Statements – such as references to the Transaction Fee imposed on creations and redemptions – is not relevant to retail investors.

(a) Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Creation Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, which goes directly to the Custodian. The AP Transaction Fees are paid by the Authorized Participants and not by the Funds.

(b) Share Transactions (unaudited)

SIT RISING RATE ETF

Summary of Share Transactions for the Three Months Ended March 31, 2019
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	(1,275,000)	(30,628,345)
Net Decrease	(1,275,000)	$(30,628,345)

Summary of Share Transactions for the Three Months Ended March 31, 2018
	Shares	Net Assets Increase
Shares Sold	250,000	$6,112,760
Shares Redeemed	—	—
Net Increase	250,000	$6,112,760

Summary of Share Transactions for the Nine Months Ended March 31, 2019
	Shares	Net Assets Decrease
Shares Sold	975,000	$24,297,005
Shares Redeemed	(1,850,000)	(44,791,745)
Net Decrease	(875,000)	$(20,494,740)

Summary of Share Transactions for the Nine Months Ended March 31, 2018
	Shares	Net Assets Increase
Shares Sold	1,000,000	$23,486,775
Shares Redeemed	(250,000)	(5,823,990)
Net Increase	750,000	$17,662,785

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2019
	Shares	Net Assets Increase
Shares Sold	175,000	$1,795,803
Shares Redeemed	—	—
Net Increase	175,000	$1,795,803

Summary of Share Transactions for the Period from March 22, 2018 to March 31, 2018
	Shares	Net Assets Increase
Shares Sold	200,000	$4,868,290
Shares Redeemed	(50,000)	(1,126,975)
Net Increase	150,000	$3,741,315

Summary of Share Transactions for the Nine Months Ended March 31, 2019
	Shares	Net Assets Increase
Shares Sold	175,000	$1,795,803
Shares Redeemed	—	—
Net Increase	175,000	$1,795,803

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

Investments in debt securities typically decrease in value when interest rates rise, however, RISE attempts to maintain a portfolio with a negative effective duration and therefore anticipates that an increase in interest rates may increase RISE’s value, and a decrease in rates may lower RISE’s value. The NAV of RISE’s shares relates directly to the value of U.S. Treasuries and Treasury Instruments held by RISE which are materially impacted by interest rate movements. The magnitude of the impact on value from a change in interest rates is often greater for longer-term fixed income than shorter-term securities. Interest rates have remained near historic lows since the market events of 2008 and may remain low.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of March 31, 2019, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three months ended March 31, 2019 and March 31, 2018, respectively, and the nine months ended March 31, 2019 and March 31, 2018, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	THREE MONTHS ENDED MARCH 31, 2019		THREE MONTHS ENDED MARCH 31, 2018

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF*

Net Asset Value
Net asset value per Share, beginning of period	$24.06	$18.56	$23.65	$25.00
Net investment income (loss)	0.08	(0.09)	0.01	(0.06)
Net realized and unrealized gain (loss)	(0.49)	(8.95)	0.73	(2.40)
Net Income (Loss)	(0.41)	(9.04)	0.74	(2.46)
Net Asset Value per Share, end of period	$23.65	$9.52	$24.39	$22.54
Market Value per Share, end of period	$23.59	$9.36	$24.43	$22.78
Ratios to Average Net Assets**
Expense Ratio****	1.11%	5.13%	1.11%	10.99%
Expense Ratio**** before Waiver/Assumption	1.63%	28.20%	1.82%	41.91%
Net Investment Income (Loss)	1.25%	(3.13%)	0.19%	(9.70%)
Total Return, at Net Asset Value***	(1.70%)	(48.71%)	3.13%	(9.84%)
Total Return, at Market Value***	(2.08%)	(47.77%)	2.82%	(8.88%)

*	Period from March 22, 2018 (commencement of investment operations) to March 31, 2018
**	Percentages are annualized
***	Percentages are not annualized
****	Effective January 1, 2018, Sit Rising Rate ETF expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense. For Breakwave Dry Bulk Shipping ETF, as of March 22, 2018 (commencement of investment operations), Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions and interest expense.

	NINE MONTHS ENDED MARCH 31, 2019		NINE MONTHS ENDED MARCH 31, 2018
	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF *

Net Asset Value
Net asset value per Share, beginning of period	$24.65	$21.98	$23.15	$25.00
Net investment income (loss)	0.19	(0.39)	(0.05)	(0.06)
Net realized and unrealized gain (loss)	(1.19)	(12.07)	1.29	(2.40)
Net Income (Loss)	(1.00)	(12.46)	1.24	(2.46)
Net Asset Value per Share, end of period	$23.65	$9.52	$24.39	$22.54
Market Value per Share, end of period	$23.59	$9.36	$24.43	$22.78
Ratios to Average Net Assets**
Expense Ratio****	1.11%	4.61%	1.53%	10.99%
Expense Ratio**** before Waiver/Assumption	1.36%	23.42%	2.15%	41.99%
Net Investment Income (Loss)	1.03%	(2.88%)	(0.30%)	(9.70%)
Total Return, at Net Asset Value***	(4.06%)	(56.69%)	5.36%	(9.84%)
Total Return, at Market Value***	(4.34%)	(57.53%)	6.13%	(8.88%)

*	Period from March 22, 2018 (commencement of investment operations) to March 31, 2018
**	Percentages are annualized
***	Percentages are not annualized
****	For Sit Rising Rate ETF, as of February 19, 2015 and through December 31, 2017, Fund expenses had been capped at 1.50% of average daily net assets, plus brokerage commissions and interest expense as disclosed in Note 4. Effective January 1, 2018, Fund expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense. For Breakwave Dry Bulk Shipping ETF, as of March 22, 2018 (commencement of investment operations), Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions and interest expense.

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

In November 2016, FASB issued a new Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force” (ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after March 15, 2017. This update has had no impact on the Funds’ Combined Statements of Cash Flows.

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

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of March 31, 2019 include:

Name	Ticker	Market Value USD
US 10YR FUT OPTN JUN19P 123.50	TYM9P123.5	$63,281
UNITED STATES TREAS BILLS	912796QM4	28,350,597
US 5YR NOTE JUN19	FVM9	(29,536,172)
US 2 YR NOTE JUN19	TUM9	(56,469,844)
US 5YR FUTR OPTN JUN19C 115	FVH9C115	(53,711)

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

The Benchmark Portfolio

BDRY’s Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as the Fund’s commodity trading advisor. The Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The Benchmark Component Instruments currently constituting the Benchmark Portfolio as of March 31, 2019 include:

Name	Ticker	Market Value USD
Baltic Panamax Time Charter Apr 19	BFFAP J19 Index	$438,350
Baltic Panamax Time Charter May 19	BFFAP K19 Index	452,900
Baltic Panamax Time Charter Jun 19	BFFAP M19 Index	467,500
Baltic Supramax Time Charter Apr 19	S58FM J19 Index	132,750
Baltic Supramax Time Charter May 19	S58FM K19 Index	139,695
Baltic Supramax Time Charter Jun 19	S58FM M19 Index	139,440
Baltic Capesize Time Charter Apr 19	BFFATC J19 Index	337,220
Baltic Capesize Time Charter May 19	BFFATC K19 Index	465,855
Baltic Capesize Time Charter Jun 19	BFFATC M19 Index	603,135

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

The per Share market value of RISE and its NAV tracked closely for the three months ended March 31, 2019.

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

The per Share market value of RISE and its NAV tracked closely for the nine months ended March 31, 2019.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended March 31, 2019. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the nine months ended March 31, 2019. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019

Fund Share Price Performance

During the three months ended March 31, 2019, the NYSE Arca market value of each Share decreased (-2.08%) from $24.09 per Share, representing the closing trade on December 31, 2018, to $23.59 per Share, representing the closing price on March 29, 2019. The Share price high and low for the three months ended March 31, 2019 and related change from the closing Share price on December 31, 2018 were as follows: Shares traded from a high of $24.40 per Share (+1.29%) on March 6, 2019 to a low of $23.36 per Share (-3.05%) on March 27, 2019.

Fund Share Net Asset Performance

For the three months ended March 31, 2019, the net asset value of each Share decreased (-1.70%) from $24.06 per Share, representing the closing net asset value per Share on December 31, 2018, to $23.65 per Share. Net losses in the investments, futures and options contracts more than offset Fund net investment income which resulted in the overall decrease in the NAV per Share during the three months ended March 31, 2019.

Net loss for the three months ended March 31, 2019, was $546,882, resulting from net realized losses on investments, futures and options contracts of $2,457,815, net unrealized gains on investments, futures and options contracts of $1,778,789 and the net investment income of $132,144.

FOR THE THREE MONTHS ENDED MARCH 31, 2018

Fund Share Price Performance

During the three months ended March 31, 2018, the NYSE Arca market value of each Share increased (+2.82%) from $23.76 per Share, representing the closing trade on December 29, 2017, to $24.43 per Share, representing the closing price on March 30, 2018. The Share price high and low for the three months ended March 31, 2018 and related change from the closing Share price on December 29, 2018 were as follows: Shares traded from a high of $24.71 per Share (+4.02%) on March 21, 2018 to a low of $23.65 per Share (-0.11%) on January 8, 2018.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2019

Fund Share Price Performance

During the nine months ended March 31, 2019, the NYSE Arca market value of each Share decreased (-4.34%) from $24.66 per Share, representing the closing trade on June 29, 2018, to $23.59 per Share, representing the closing price on March 31, 2019. The Share price high and low for the nine months ended March 31, 2019 and related change from the closing Share price on June 29, 2018 were as follows: Shares traded from a high of $25.50 per Share (+3.41%) on October 5, 2018 to a low of $23.36 per Share (-5.29%) on March 27, 2019.

Fund Share Net Asset Performance

For the nine months ended March 31, 2019, the net asset value of each Share decreased (-4.06%) from $24.65 per Share, representing the closing net asset value per Share on June 29, 2018, to $23.65 per Share. Net losses in the investments, futures and options contracts more than offset Fund net investment income which resulted in the overall decrease in the NAV per Share during the nine months ended March 31, 2019.

Net loss for the nine months ended March 31, 2019, was $2,313,788, resulting from net realized losses on investments, futures and options contracts of $2,914,522, net unrealized gains on investments, futures and options contracts of $167,281 and the net investment income of $433,453.

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

Fund Share Net Asset Performance

For the nine months ended March 31, 2018, the net asset value of each Share increased (+5.36%) from $23.15 per Share, representing the closing net asset value per Share on June 30, 2017, to $24.39 per Share. Net gains in the investments, futures and options contracts more than offset Fund expenses and net investment loss which resulted in the overall increase in the NAV per Share during the nine months ended March 31, 2018.

Net income for the nine months ended March 31, 2018, was $1,754,151, resulting from net realized gains on investments, futures and options contracts of $2,183,870, net unrealized losses on investments, futures and options contracts of $368,185 and the net investment loss of $61,534.

Breakwave Dry Bulk Shipping ETF

During the three months ended March 31, 2019, freight rates for dry bulk vessels continued to experience considerable volatility. A deadly rupture of a dam in Brazil in late January that was used for mining operations had a negative impact on iron ore exports out of the country, which in turn led to much lower freight rates for Capesize vessels. By late February, the Baltic Dry index, a spot focused freight index, had dropped to the lowest level in more than two years. Although there is a lot of uncertainty over the timing of a potential recovery in the lost exports, by late March, freight rates for Capesize vessels started to recover. However, iron ore exports out of Brazil remained subdued. In the smaller size segments, rates remained relatively stable, after an initial steep drop and subsequent recovery in January. The grain export season out of South America continues to support the market. Any resolution in the ongoing US-China trade dispute should have a positive impact on the grains trade and as a result, on the freight market for smaller size dry bulk vessels.

During the three months ended March 31, 2019, freight futures also followed spot rates lower as sentiment deteriorated and expectations for both short term as well as long term rates declined. As a result, BDRY’s performance closely tracked the performance of short term dry bulk freight futures, leading to a decline of the Fund’s NAV during the period. Towards the end of the quarter, and with the recovery in spot rates, freight futures also rebounded a bit, leading to similar improvement in BDRY.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended March 31, 2019.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the period from March 22, 2018 to March 31, 2018.

The per Share market value of BDRY and its NAV tracked closely for the nine months ended March 31, 2019.

 NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the nine months ended March 31, 2019

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended March 31, 2019 and the period from inception March 22, 2018 to March 31, 2018, and the nine months ended March 31, 2019. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019

Fund Share Price Performance

During the three months ended March 31, 2019, the NYSE Arca market value of each Share decreased (-47.77%) from $17.92 per Share, representing the closing trade on December 31, 2018, to $9.36 per Share, representing the closing price on March 29, 2019. The Share price high and low for the three months ended March 31, 2019 and related change from the closing Share price on December 31, 2018 were as follows: Shares traded from a high of $18.49 per Share (+3.18%) on January 2, 2019 to a low of $9.32 per Share (-47.99%) on March 29, 2019.

Fund Share Net Asset Performance

For the three months ended March 31, 2019, the net asset value of each Share decreased (-48.71%) from $18.56 per Share to $9.52 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the three months ended March 31, 2019.

Net loss for the three months ended March 31, 2019, was $1,486,485, resulting from net realized losses on investments and futures contracts of $956,887, unrealized losses on futures contracts of $511,380 and the net investment loss of $18,218.

FOR THE PERIOD FROM MARCH 22, 2018 TO MARCH 31, 2018

Fund Share Price Performance

During the period from March 22, 2018 (commencement of Shares trading on the NYSE Arca) to March 31, 2018, the NYSE Arca market value of each Share decreased (-10.31%) from $25.40 per Share, representing the initial trade on March 22, 2018, to $22.78 per Share, representing the closing price on March 29, 2018. The Share price high and low for the period from March 22, 2018 to March 29, 2018 and related change from the initial Share price on March 22, 2018 were as follows: Shares traded from a high of $25.72 per Share (+0.32%) on March 22, 2018 to a low of $22.78 per Share (-10.31%) on March 29, 2018.

Fund Share Net Asset Performance

For the period from March 22, 2018 (commencement of investment operations) to March 31, 2018, the net asset value of each Share decreased (-9.84%) from $25.00 per Share to $22.54 per Share. Losses in the futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the period from March 22, 2018 to March 31, 2018.

Net loss for the period from March 22, 2018 to March 31, 2018, was $360,140, resulting from net unrealized losses on futures contracts of $352,150 and the net investment loss of $7,990.

FOR THE NINE MONTHS ENDED MARCH 31, 2019

Fund Share Price Performance

During the nine months ended March 31, 2019, the NYSE Arca market value of each Share decreased (-57.53%) from $22.04 per Share, representing the closing trade on June 29, 2018, to $9.36 per Share, representing the closing price on March 29, 2019. The Share price high and low for the nine months ended March 31, 2019 and related change from the closing Share price on June 29, 2018 were as follows: Shares traded from a high of $25.60 per Share (+16.15%) on August 21, 2019 to a low of $9.32 per Share (-57.71%) on March 29, 2019.

Fund Share Net Asset Performance

For the nine months ended March 31, 2019, the net asset value of each Share decreased (-56.69%) from $21.98 per Share to $9.52 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the nine months ended March 31, 2019.

Net loss for the nine months ended March 31, 2019, was $1,999,517, resulting from net realized losses on futures contracts of $1,391,126, unrealized losses on futures contracts of $544,960 and the net investment loss of $63,431.

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

Regulatory bodies outside the U.S. have also passed or proposed, or may propose in the future, legislation similar to that proposed by the Dodd-Frank Act or other legislation containing other restrictions that could adversely impact the liquidity of and increase costs of participating in the commodities markets. For example, the European Union (“EU”) Markets in Financial Instruments Directive (Directive 2014/65/EU) and Markets in Financial Instruments Regulation (Regulation (EU) No 600/2014) (together “MiFID II”), which has applied since January 3, 2019, governs the provision of investment services and activities in relation to, as well as the organized trading of, financial instruments such as shares, bonds, units in collective investment schemes and derivatives. In particular, MiFID II requires EU Member States to apply position limits to the size of a net position which a person can hold at any time in commodity derivatives traded on trading EU trading venues and in “economically equivalent” over-the-counter (“OTC”) contracts. By way of further example, the European Market Infrastructure Regulation (Regulation (EU) No 648/2012) (“EMIR”) introduced certain requirements in respect of OTC derivatives including: (i) the mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of un-cleared OTC derivative contracts, including the mandatory margining of un-cleared OTC derivative contracts; and (iii) reporting and recordkeeping requirements in respect of all derivatives contracts. In the event that the requirements under EMIR and MiFID II apply, these are expected to increase the cost of transacting derivatives.

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

Management believes that as of March 31, 2019, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

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

Off Balance Sheet Financing

As of March 31, 2019, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

As of January 1, 2018, the Sponsor has contractually agreed to waive RISE’s Sponsor Fee and/or assume RISE’s remaining expenses so that RISE’s expenses do not exceed an annual rate of 1.00%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of RISE’s average daily net assets (the “RISE Expense Cap”). The assumption of expenses and waiver of RISE’s Sponsor fee are contractual on the part of the Sponsor, through January 31, 2020. If after that date, the Sponsor no longer assumed expenses or waived RISE’s Sponsor Fee, RISE could be adversely impacted, including in its ability to achieve its investment objective.

For the period from the inception of RISE through December 31, 2017, Sit had agreed to waive the CTA Fee and the Sponsor agreed to correspondingly assume the remaining expenses of RISE so that RISE expenses did not exceed an annual rate of 1.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of RISE’s average daily net assets.

There was no waiver requirement of RISE’s Sponsor Fee, pursuant to the contractual RISE Expense Cap, for the three months ended March 31, 2019 and 2018, respectively. The waiver of RISE’s CTA fee amounted to $-0- and $49,453 for the nine months ended March 31, 2019 and March 31, 2018, respectively. RISE currently accrues its daily expenses up to the RISE Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of RISE. RISE’s total expenses amounted to $171,928 and $165,570, for the three months ended March 31, 2019 and March 31, 2018, respectively, and $572,487 and $438,016 for nine months ended March 31, 2019 and March 31, 2018 , respectively, of which $54,256 and $46,118 for the three months ended March 31, 2019 and March 31, 2018, respectively, and $102,242 and $56,804, for the nine months ended March 31, 2019 and March 31, 2018, respectively, was absorbed by the Sponsor pursuant to the RISE Expense Cap.

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through February 28, 2020. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $125,689 and $24,367 for the three months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, and $382,072 and $24,367 for the nine months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $8,427 and $1,095 for the three months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, and $31,926 and $1,095 for the nine months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses up to the BDRY Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $163,908 and $34,513 for the three months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively and $515,611 and $34,513 for the nine months ended March 31, 2019 and the period from March 22, 2018 to March 31, 2018, respectively.

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

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. A second registration statement on Form S-1 (File No. 333-222379) which replaced the original registration statement was declared effective on January 19, 2018. On March 31, 2019, 1,225,040 shares of the Fund were outstanding for a market capitalization of $28,898,694. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On March 31, 2019, 325,040 shares of the Fund were outstanding for a market capitalization of $3,042,374. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	RISE does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, RISE redeemed fifty-one (51) baskets (comprising 1,275,000 shares) during the three months ended March 31, 2019 at an average price per share of $24.02. The following table provides information about RISES’s redemptions by Authorized Participants during the three months ended March 31, 2019:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
January 2019	400,000	$24.03
February 2019	675,000	$24.16
March 2019	200,000	$23.53
Total	1,275,000	$24.02

BDRY does not purchase shares directly from its shareholders. There were no redemptions of baskets held by an Authorized Participant during the three months ended March 31, 2019.

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

Date: May 14, 2019