Form 10-K
period 2019-06-30
ETF Managers Group Commodity Trust I
filed 2019-09-30
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2019.

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

(908) 897-0518

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Shares of Sit Rising Rate ETF	RISE	NYSE Arca, Inc.
Shares of Breakwave Dry Bulk Shipping ETF	BDRY	NYSE Arca, Inc.

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2019 was: $8,978,350. (RISE)

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2019 was: $4,273,750. (BDRY)

The registrant had 275,040 outstanding shares as of September 3, 2019. (RISE)

The registrant had 100,040 outstanding shares as of September 3, 2019. (BDRY)

ETF Managers Group Commodity Trust I

i

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

RISE Significant Shareholders

Prior to RISE commencing operations, SIT made an initial investment of $5,000,000 in exchange for 200,000 shares of RISE. By June 30, 2019, Sit had redeemed 70,000 shares, thereby reducing its investment in RISE to 130,000 shares.

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

RISE Benchmark Portfolio

The RISE Benchmark Portfolio is maintained by Sit and will be rebalanced, reconstituted, or both, monthly (typically on the 15th of each month or on the next business day if the 15th is a holiday, weekend, or other day on which the national exchanges are closed) to maintain a negative 10 year average effective duration. The RISE Benchmark Portfolio and RISE will each maintain a short position in Treasury Instruments. RISE does not use futures contracts or options to obtain leveraged investment results. The RISE Benchmark Component Instruments currently constituting the RISE Benchmark Portfolio as of June 30, 2019 include:

Name	Ticker	Market Value (USD)
UNITED STATES TREASURY BILLS	912796SW0	$11,591,734
U.S. 5 YR FUTR OPTN SEP 19 C $117.75	FVU9C 117.75	(19,336)
U.S. 5 YR NOTE (CBT) SEP 19	FVU9	(12,051,938)
U.S. 2 YR NOTE (CBT) SEP 19	TUU9	(22,809,047)
U.S. 10 YR FUT OPTN SEP 19 P $128.00	TYU9P 128	35,625

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

When establishing positions in Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BDRY’s FCM. On a daily basis, BDRY will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with BDRY’s FCM will generally be held at BDRY’s custodian in cash or cash equivalents, as discussed below.

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

BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave, which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The Freight Futures currently constituting the BDRY Benchmark Portfolio as of June 30, 2019 include:

Name	Ticker	Market Value USD
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - JUL 19	BFFAP N19 Index	$489,015
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - AUG 19	BFFAP Q19 Index	497,835
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - SEP 19	BFFAP U19 Index	495,945
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE - JUL 19	S58FM N19 SSYF	147,435
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE - AUG 19	S58FM Q19	158,250
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE - SEP 19	S58FM U19	161,505
BALTIC CAPESIZE TIME CHARTER - JUL 19	BFFATC N19 Index	732,680
BALTIC CAPESIZE TIME CHARTER - AUG 19	BFFATC Q19 Index	719,840
BALTIC CAPESIZE TIME CHARTER - SEP 19	BFFATC U19 Index	723,160

The value of the Capesize 5TC Index is disseminated at 11:00 a.m., London Time and the value of the Panamax 4TC Index and the Supramax 6TC Index are each disseminated at 1:00 p.m., London Time. The Reference Index information disseminated by the Baltic Exchange also includes the components and value of each component in each Reference Index. Such Reference Index information also is widely disseminated by Reuters and/or other major market data vendors.

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

RISE Futures Commission Merchant

SG Americas Securities, LLC, a Delaware limited liability company, serves as RISE’s clearing broker to execute and clear RISE’s futures and options transactions and provide other brokerage-related services. SGAS is an FCM and broker dealer registered with the CFTC and the U.S. Securities and Exchange Commission (the “SEC”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). SGAS is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. RISE has estimated that it will pay 0.08% of RISE’s NAV annually in brokerage fees for execution and clearing services on behalf of RISE.

SGAS is headquartered at 245 Park Avenue, New York, NY 10167 with a branch office in Chicago and, as securities only branches, in Houston, Boston and Dallas.

On January 2, 2015, Newedge USA, LLC (“Newedge USA” or “NUSA”) merged with and into SGAS, with the latter as the surviving entity.

The following disclosure is intended to provide information that may be material to an FCM customer regarding administrative, civil, or criminal actions filed against SGAS or Newedge USA during the last five years. Only material items have been included and the below is not a comprehensive list of all proceedings to which either entity is or has been a party. Additional information on regulatory, civil and arbitration proceedings involving SGAS or legacy Newedge USA is available through FINRA’s BrokerCheck (which can be accessed electronically at www.finra.org), the National Futures Association’s Background Affiliation Status Information Center (which can be accessed electronically at www.nfa.futures.org/basicnet). In addition, proceedings that are material to SGAS’s ultimate corporate parent Societe Generale are described under the caption “Compliance, Reputational and Legal Risks” in Societe Generale’s annual Registration Document and associated updates (which are available through the Societe Generale website at www.societegenerale.com).

Regulatory Proceedings

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

In October 2015, SGAS, as successor to Newedge USA, settled, without admitting or denying the allegations, a matter brought by FINRA for failing to report certain short interest positions in 2010-2012. In connection with this matter, SGAS paid a fine in the amount of $120,000.

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

In December 2015, SGAS, as successor to Newedge USA, settled, without admitting or denying the allegations, a matter brought by the Chicago Board Options Exchange (Cboe) concerning Newedge USA’s large option position reporting (LOPR) errors from 2010-2012. In connection with this settlement, SGAS paid a fine of $650,000.

In June 2016, SGAS, as successor to Newedge USA, settled, without admitting or denying the allegations, a matter brought by the Chicago Board of Trade (CBOT) alleging that on six days between November 2013 and January 2014, three traders for Newedge (one employed by Newedge and two by its Canadian affiliate) entered into separate transactions with third parties prior to consummating the block trade with the counterparty in violation of CBOT Rules 432.W. and 526. The settlement included a fine in the amount of $100,000 and a disgorgement of profits in the amount of $19,502.50.

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

In April 2017, SGAS settled, without admitting or denying the allegations, a matter brought by the Chicago Board of Options Exchange and NYSE ARCA, Inc, for failing to report, or accurately report, “reportable positions” on its large option position report in violation of Exchange Rules 4.2 and 4.13. In connection with this matter, SGAS paid a fine of $100,000 to each of the Cboe and NYSE ARCA, Inc.

In April 2017, SGAS, as successor to Newedge USA settled, without admitting or denying the findings, a matter brought by FINRA for failing to establish and maintain a supervisory system reasonably designed to ensure that customers were sent account statements, notified of availability of statements on its customer portal, agreed to receive statements and confirmations electronically, and were sent confirmations which contained all of the required information, The settlement included payment of a fine in the amount of $100,000.

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

In March 2018, SGAS settled, without admitting or denying the findings, a matter brought by FINRA in connection with SGAS’s over-submissions of shares in certain tender offers. The settlement included payment of a fine in the amount of $50,000 plus disgorgement of profits in the amount of $469,130.

In September 2018, SGAS settled, without admitting or denying the findings, a matter brought by the SEC alleging that in 2012-2015 Newedge USA (and then SGAS) engaged in transactions in pre-released American Depositary Receipts (ADRs) without complying with certain obligations of the Securities Act of 1933, and failed to supervise borrowing and lending of pre-released ADRs by its personnel in violation of certain provisions of the Exchange Act of 1934. The settlement included payment of a $250,000 fine, $486,672 in disgorgement, and $82,657 in pre-judgment interest.

In October 2018, SGAS settled, without admitting or denying the findings, a matter brought by FINRA on behalf of Cboe BZX, Cboe EDGA, Cboe EDGX, Nasdaq and Nasdaq PHLX regarding incorrect use of capacity codes on exchange orders in 2014-2016. The settlement included payment of fines totaling $175,000.

In April 2019, SGAS settled, without admitting or denying the findings, a matter brought by FINRA on behalf of NYSE Arca and Cboe regarding deficiencies in large option position reporting at NUSA. The settlement included payment of a fine totaling $600,000.

In April 2019, SGAS settled, without admitting or denying the findings, a matter brought by NYSE Regulation Enforcement which concerned an equity trade error in 2015 allegedly improperly offset by an affiliate trade. The settlement also alleged inadequate market access controls, testing, and supervisory failures associated with the cause of the trade error. The settlement included payment of a fine in the amount of $380,000.

In May 2019, SGAS settled, without admitting or denying the findings, a matter brought by FINRA on behalf of Cboe, Nasdaq PHLX, NYSE American, and NYSE Arca concerning inaccurate capturing and recording of order receipt time and order route time for certain manual options orders sent to floor brokers. The settlement included payment of fines totaling $115,000.

In July 2019, SGAS settled, without admitting or denying the findings, two matters brought by the CBOT and the New York Mercantile Exchange (“NYMEX”), which alleged impermissible pre-hedging of block trades as well as late and inaccurate block trade reporting in 2014-2016. The settlement included payment of fines totaling $350,000 and disgorgement of profits totaling $152,625.

Litigation

The Official Committee of Unsecured Creditors of Tribune Company, et al. v. Dennis J. Fitzsimmons, et al.; Deutsche Bank Trust Company Americas, et al. v. Adaly Opportunity Fund TD Securities Inc., et al.; and Williams A. Niese, et al. v. AllianceBernstein L.P., et al. are lawsuits arising from the bankruptcy of the Tribune Company, which was the subject of a leveraged buyout in 2007. The suits generally allege that the LBO left the company overleveraged, thus leading to its bankruptcy, and seek to recover payments made to holders of Tribune shares under various federal and state law theories of liability. The lawsuits have been dismissed and are now on appeal. SGAS is defending the cases.

Vega Opportunity Fund LLC v. Newedge USA, LLC is a FINRA arbitration filed by a former NUSA customer alleging claims of fraud, deceptive trade practices, breach of fiduciary duty, breach of contract, and violation of Illinois Securities Law. NUSA is alleged to be responsible for capital losses due to false representations of risk management by NUSA. SGAS is defending the case.

Allianz Global Investors GmbH, et al. v. Bank of America Corporation, et al. is a litigation filed on behalf of entities that decided to opt out of the class action settlement in the action In re Foreign Exchange Benchmark Rates Antitrust Litigation, which alleged conspiracy to fix prices in the FX market beginning in 2003. SGAS is defending the case.

In re ProShares Trust II Securities Litigation is a putative class action brought by investors in ProShares Short VIX Short-Term Futures ETFs, which lost significant value in February 2018. In addition to claims against the issuer, the action asserts claims under the Securities Act of 1933 against SGAS, Newedge, and other “Authorized Participants” who are alleged to be underwriters of ETF shares, based upon purported misstatements or omissions by the issuer in the offering documents. SGAS is defending the case.

Putnam Bank v. Intercontinental Exchange, Inc., et al., City of Livonia Employees’ Retirement System and City of Livonia Retiree Health and Disability Benefits Plan v. Intercontinental Exchange, Inc., et al., and Hawaii Sheet Metal Workers Health & Welfare Fund, et al. v. Intercontinental Exchange, Inc., et al. are putative class actions concerning purported manipulation of Libor rates from February 2014 to the present brought against several financial institutions, including SG and SGAS. SG and SGAS are defending the cases.

In re GSE Bonds Antitrust Litigation is a putative class action asserting antitrust claims under the Sherman Act against SGAS and other financial institutions based upon alleged anti-competitive behavior in the trading of bonds issued by U.S. Government Sponsored Enterprises (GSEs), i.e., Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae). SGAS is defending the case.

SGAS has also been named in purported class and individual actions in connection with its role in underwriting various debt and equity securities offerings. Currently pending matters relate to the offerings of TerraForm Global, Southwestern Energy, Plains All American and Altice USA. Claims in all these cases are asserted under the Securities Act of 1933 and/or state law against SGAS in its role as a member of the underwriting syndicate, and are based upon purported misstatements or omissions by the issuers in the offering documents. SGAS is defending the cases.

Neither SGAS nor any affiliate, officer, director or employee thereof have passed on the merits of this Memorandum or offering, or give any guarantee as to the performance or any other aspect of the Fund.

BDRY Futures Commission Merchant

Macquarie Futures USA LLC (“Macquarie”) serves as BDRY’s broker clearing broker to execute and clear BDRY’s futures and options transactions and provide other brokerage-related services. Macquarie is an FCM registered with the CFTC. BDRY has estimated that, on an annual basis, it will pay 0.76% of BDRY’s NAV in brokerage fees for execution and clearing services on behalf of BDRY.

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

RISE pays the Sponsor Fee monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of RISE’s average daily net assets or $75,000 effective January 1, 2018. The Sponsor Fee is paid in consideration of the Sponsor’s management services to RISE. Prior to January 1, 2018, RISE’s Sponsor Fee was calculated as the greater of 0.15% per annum of the value of RISE’s average daily net assets or, $18,750 for the year ended December 31, 2018. RISE also pays Sit a CTA Fee monthly in arrears, for the use of the RISE Benchmark Portfolio in an amount equal to 0.20% effective January 1, 2018 (0.50% prior to January 1, 2018) per annum of RISE’s average daily net assets.

As of January 1, 2018, the Sponsor has contractually agreed to waive RISE’s Sponsor Fee and/or assume RISE’s remaining expenses so that RISE’s expenses do not exceed an annual rate of 1.00%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of RISE’s average daily net assets (the “RISE Expense Cap”). The assumption of expenses and waiver of RISE’s Sponsor fee are contractual on the part of the Sponsor, through September 30, 2020. If after that date, the Sponsor no longer assumed expenses or waived RISE’s Sponsor Fee, RISE could be adversely impacted, including in its ability to achieve its investment objective.

Prior to January 1, 2018, Sit had agreed to waive the CTA fee and the Sponsor agreed to correspondingly assume the remaining expenses of RISE so that RISE expenses did not exceed an annual fee of 1.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of RISE’s average daily net assets.

The waiver of RISE’s Sponsor Fee, pursuant to the contractual RISE Expense Cap, amounted to $24,657 for the year ended June 30, 2018. The waiver of RISE’s CTA fee amounted to $49,453 for the year ended June 30, 2018. RISE currently accrues its daily expenses up to the RISE Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of RISE. RISE’s total expenses amounted to $693,783 and $606,334, for the years ended June 30, 2019 and 2018, respectively, of which $184,268 and $87,625, respectively, was absorbed by the Sponsor pursuant to the RISE Expense Cap.

BDRY pays the Sponsor Fee, monthly in arrears, in an amount equal to the greater of 0.15% per year of BDRY’s average daily net assets, or $125,000. BDRY’s Sponsor Fee is paid in consideration of the Sponsor’s management services to BDRY. BDRY also pays Breakwave the CTA Fee monthly in arrears, for the use of BDRY’s Benchmark Portfolio in an amount equal to 1.45% per annum of BDRY’s average daily net assets.

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through September 30, 2020. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $477,429 and $165,676 for the year ended June 30, 2019 and for the period from March 22, 2018 to June 30, 2018, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $45,460 and $14,567 for the year ended June 30, 2019 and for the period from March 22, 2018 to June 30, 2018, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses up to the BDRY Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $667,238 and $231,538 for the year ended June 30, 2019 and for period from March 22, 2018 to June 30, 2018.

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

RISE incurred $17,496 and $17,494 in distribution and related administrative services for the year ended June 30, 2019 and 2018, respectively. BDRY incurred $16,497 and $4,520 in distribution and related administrative services for the year ended June 30, 2019 and for the period from March 22, 2018 to June 30, 2018, respectively, as disclosed in the Combined Statements of Operations.

RISE also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. BDRY pays the Sponsor for wholesale support services at an annual rate of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

RISE incurred $45,717 and $33,720 in wholesale support fees for the year ended June 30, 2019 and 2018, respectively. BDRY incurred $28,762 and $9,680 in wholesale support fees for the year ended June 30, 2019 and for the period from March 22, 2018 to June 30, 2018, respectively, as disclosed in the Combined Statements of Operations.

Futures Commission Merchant Fees

RISE and BDRY each pay respective brokerage commissions, including applicable exchange fees, NFA fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees, on an annual basis, to exceed 0.08% for RISE, and 0.76% for BDRY, of the NAV of the applicable Fund for execution and clearing services on behalf of the applicable Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of Treasury Instruments or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. RISE incurred $52,348 and $42,798 in brokerage commissions and fees for the year ended June 30, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations. BDRY incurred $34,610 and $16,135 in brokerage commissions and fees for the year ended June 30, 2019 and for the period from March 22, 2018 to June 30, 2018, respectively, as disclosed in the Combined Statements of Operations.

Other Fees

RISE and BDRY are each responsible for certain other expenses, including professional services (e.g., outside auditor’s fees and legal fees and expenses), shareholder Form K-1’s, tax return preparation, regulatory compliance, and other services provided by affiliated and non-affiliated service providers. The fees for Principal Financial Officer and Chief Compliance Officer services provided to the Funds by the Sponsor amount to $25,000 per annum. Certain additional fees paid to the Sponsor by the Funds for tax return preparation and regulatory reporting fees amount to $50,000 ($100,000 prior to April 1, 2019) and $25,000, respectively, per annum.

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

The Administrator calculates the NAV of the Funds once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. E.T. Regular trading on the NYSE Arca typically closes at 4:00 p.m. E.T. In the case of RISE, the Administrator uses the CME closing price (determined at the earlier of the close of the CME or 2:30 p.m. E.T.) for the contracts traded on the CME. In the case of BDRY, the Administrator uses the Baltic Exchange settlement price for the Freight Futures and option contracts. The Administrator calculates or determines the value of all other RISE and BDRY investments using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4.00 p.m New York time, in the case of RISE, and as of the close of the NYSE Arca (typically 4:00 p.m. E.T.), in the case of BDRY, in accordance with the current applicable Administrative Agency Agreement among U.S. Bancorp Fund Services, the Sponsor and RISE or BDRY, respectively. For purposes of calculating the NAV of RISE, “other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by RISE in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

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

The IFV is disseminated on a per share basis every 15 seconds during NYSE Arca regular trading hours. The normal trading hours of the CME are 10:00 a.m. E.T. to 2:30 p.m. E.T. The customary trading hours of the Freight Futures trading are 3:00 a.m. E.T. to 12:00 p.m. E.T. This means that there is a gap in time at the beginning and/or the end of each day during which a Fund’s shares are traded on the NYSE Arca, but real-time trading prices for contracts are not available. During such gaps in time the IFV will be calculated based on the end of day price of such contracts from the CME’s or Baltic Exchange’s immediately preceding trading session, as applicable. In addition, other investments and U.S. Treasuries held by the Funds will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor or broker-dealer quotes. These investments will not be included in the IFV.

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

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent, and accepted by the Distributor, to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, the New York Stock Exchange or the CME, in the case of RISE, or the Baltic Exchange, in the case of BDRY, is closed for regular trading. Purchase orders must be placed by 12:00 p.m. E.T. or the close of the NYSE Arca core trading session, whichever is earlier. The day on which a valid purchase order is received in accordance with the terms of the applicable “Authorized Participant Agreement” is referred to as the purchase order date. Purchase orders are irrevocable. Prior to the delivery of baskets for a purchase order, the Authorized Participant will be charged a non-refundable transaction fee due for the purchase order.

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

Because orders to purchase Creation Baskets must be placed no later than 12:00 p.m. E.T., but the total payment required to create a Creation Basket typically will not be determined until after 2:00 p.m. E.T., on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a Creation Basket at the time they submit an irrevocable purchase order. The NAV and the total amount of the payment required to create a Creation Basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Delivery of Required Deposits (RISE only)

An Authorized Participant who places a purchase order is responsible for transferring to the Fund’s account with the Custodian the required amount of U.S. Treasuries and cash by the end of the second business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of shares represented by the baskets ordered to the Authorized Participant’s DTC account on the second business day following the purchase order date. The expense and risk of delivery and ownership of U.S. Treasuries until such U.S. Treasuries have been received by the Custodian on behalf of the Fund is borne solely by the Authorized Participant.

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

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Participant may place an order with the Distributor to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. E.T. or the close of the core trading session on the NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Distributor. The redemption procedures allow Authorized Participants to redeem baskets and do not entitle an individual shareholder to redeem any shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Participant. Redemption orders are irrevocable.

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. By placing an order for Redemption Baskets of RISE, an Authorized Participant agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to the Fund’s account with the Custodian not later than 3:00 p.m. E.T. on the second business day following the effective date of the redemption order, and (2) if required by the Sponsor in its sole discretion, enter into or arrange for a block trade, an exchange for related position, or any other transaction (through itself or a designated acceptable broker) with the Fund for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the redemption order date. If an Authorized Participant fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by the Sponsor, in its sole discretion, to meet the Fund’s investment objective and shall be sold as a result of the Authorized Participant’s redemption of shares. By placing an order for Redemption Baskets of BDRY, an Authorized Participant agrees to deliver the Redemption Baskets to be redeemed through DTC’s book-entry system to the Fund not later than 12:00 p.m. E.T., on the next business day immediately following the redemption order date. Prior to the delivery of redemption distribution or proceeds, the Authorized Participant will be charged a non-refundable transaction fee due for the redemption order.

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

Because orders to redeem baskets must be placed no later than 12:00 p.m. E.T., but the total amount of redemption proceeds typically will not be determined until after 2:00 p.m. E.T., on the date the redemption order is received, Authorized Participants will not know the total amount of the redemption proceeds at the time they submit an irrevocable redemption order. The NAV and the total amount of redemption proceeds could rise or fall substantially between the time an irrevocable redemption order is submitted and the time the amount of redemption proceeds in respect thereof is determined.

Delivery of Redemption Distribution (RISE only)

The redemption distribution due from the Fund will be delivered to the Authorized Participant by 3:00 p.m. E.T. on the second business day following the redemption order date if, by 3:00 p.m. E.T. on such second business day, the Fund’s DTC account has been credited with the shares represented by the baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the shares represented by the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining shares represented by the whole baskets received if the Fund receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time, determine and the remaining baskets to be redeemed are credited to the Fund’s DTC account by 3:00 p.m. E.T. on such next business day. Any further outstanding amount of the redemption order will be cancelled. Pursuant to information from the Sponsor, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to the Fund’s DTC account by 3:00 p.m. E.T. on the second business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as the Sponsor may from time to time determine.

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

The Dodd-Frank Act was intended to reduce systemic risks that may have contributed to the 2008/2009 financial crisis. Since the first draft of what became the Dodd-Frank Act, opponents have criticized the broad scope of the legislation and, in particular, the regulations implemented by federal agencies as a result. Since 2010, and most notably in 2015 and 2016, Republicans have proposed comprehensive legislation both in the House and the Senate of the US Congress. These bills are intended to pare back some of the provisions of the Dodd-Frank Act of 2010 that critics view as overly broad, unnecessary to the stability of the U.S. financial system, and inhibiting the growth of the U.S. economy. Further, the administration has promised and issued several executive orders intended to relieve the financial burden created by the Dodd-Frank Act, although these executive orders only set forth several general principles to be followed by the federal agencies and do not mandate the wholesale repeal of the Dodd-Frank Act. The scope of the effect that passage of new financial reform legislation could have on U.S. securities, derivatives and commodities markets is not clear at this time because each federal regulatory agency would have to promulgate new regulations to implement such legislation. Nevertheless, regulatory reform may have a significant impact on U.S. regulated entities.

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

Management believes that as of June 30, 2019, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

SEC Reports

Each Fund makes available, free of charge, on its website (www.risingrateetf.com. for RISE and www.drybulketf.com. for BDRY), its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC though its website at: www.sec.gov.

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

As of June 30, 2019, RISE had approximately 500 holders of its shares.

Shares of BDRY have traded on the NYSE Arca under the symbol “BDRY” since March 22, 2018.

As of June 30, 2019, BDRY had approximately 170 holders of its shares.

Dividends

The Funds have not made and do not currently intend to make cash distributions to their shareholders.

Issuer Purchases of Equity Securities

The Funds do not purchase shares directly from their shareholders.

Authorized Participant redemption activity for each Fund during the period from April 1, 2019 through June 30, 2019 and the period from April 1, 2018 through June 30, 2018 was as follows:

RISE
Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from April 1, 2019 through June 30, 2019	750,000	$23.69
Period from April 1, 2018 through June 30, 2018	—	—

BDRY
Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from April 1, 2019 through June 30, 2019	—	$—
Period from April 1, 2018 through June 30, 2018	100,000	$23.17

Item 6.	Selected Financial Data.

Not required for small reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following graphs illustrate changes in (i) the price of each Fund’s Shares (reflected, as applicable, by the graphs “Comparison of Per Share RISE NAV to RISE Market Value for the Three Months Ended June 30, 2019 and 2018” and “Comparison of Per Share RISE NAV to RISE Market Value for the Year Ended June 30, 2019 and 2018 and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of RISE NAV to Benchmark Index for the Three Months Ended June 30, 2019 and 2018” and “Comparison of RISE NAV to Benchmark Index for the Year Ended June 30, 2019 and 2018”).

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

The per Share market value of RISE and its NAV tracked closely for the three months ended June 30, 2019.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the year ended June 30, 2019.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended June 30, 2019. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the year ended June 30, 2019. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

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

FOR THE YEAR ENDED JUNE 30, 2019

Fund Share Price Performance

During the year ended June 30, 2019, the NYSE Arca market value of each share decreased (-7.83%) from $24.66 per share, representing the closing price on June 29, 2018, to $22.73 per share, representing the closing price on June 28, 2019. The share price high and low for the year ended June 30, 2019 and related change from the closing share price on June 29, 2018 was as follows: shares traded from a high of $25.50 per share (+3.41%) on October 5, 2018 and November 8, 2018 to a low of $22.635 per share (-8.21%) on June 25, 2019.

Fund Share Net Asset Value Performance

For the year ended June 30, 2019, the net asset value of each share decreased (-7.91%) from $24.65 per share to $22.70 per share. Net losses in the futures and options contracts more than offset Fund net investment income resulting in the overall decrease in the NAV per share during the year ended June 30, 2019.

Net loss for the year ended June 30, 2019, was $2,753,749, resulting from net realized losses on investments, futures and options contracts of $3,673,921, net unrealized gains on investments, futures and options contracts of $443,911, and the net investment income of $476,261.

FOR THE YEAR ENDED JUNE 30, 2018

Fund Share Price Performance

During the year ended June 30, 2018, the NYSE Arca market value of each share increased (+7.12%) from $23.02 per share, representing the closing price on June 30, 2017, to $24.66 per share, representing the closing price on June 29, 2018. The share price high and low for the year ended June 30, 2018 and related change from the closing share price on June 30, 2017 was as follows: shares traded from a high of $25.18 per share (+9.38%) on May 17, 2018 to a low of $22.59 per share (-1.87%) on August 29, 2017.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

During the three months ended June 30, 2019, the NYSE Arca market value of each Share decreased (-3.65%) from $23.59 per Share, representing the closing price on March 29, 2019, to $22.73 per Share, representing the closing price on June 28, 2019. The Share price high and low for the three months ended June 30, 2019 and related change from the closing Share price on March 29, 2019 was as follows: Shares traded from a high of $24.045 per Share (+1.93%) on April 17, 2019 to a low of $22.635 per Share (-4.05%) on June 25, 2019.

Fund Share Net Asset Performance

For the three months ended June 30, 2019, the net asset value of each Share decreased (-4.02%) from $23.65 per Share to $22.70 per Share. For the three months ended June 30, 2019, losses in the investments, futures and options contracts more than offset Fund net investment income resulting in the overall decrease in the NAV per Share during the period.

Net loss for the three months ended June 30, 2019, was $439,961, resulting from net realized losses on investments, futures and options contracts of $759,399, net unrealized gains on investments, futures and options contracts of $276,630, and the net investment income of $42,808.

FOR THE THREE MONTHS ENDED JUNE 30, 2018

Fund Share Price Performance

During the three months ended June 30, 2018, the NYSE Arca market value of each Share increased (+0.93%) from $24.43 per Share, representing the closing price on March 30, 2018, to $24.66 per Share, representing the closing price on June 30, 2018. The Share price high and low for the three months ended June 30, 2018 and related change from the closing Share price on March 30, 2018 was as follows: Shares traded from a high of $25.18 per Share (+3.07%) on May 17, 2018 to a low of $24.15 per Share (-1.15%) on June 29, 2018.

Fund Share Net Asset Performance

For the three months ended June 30, 2018, the net asset value of each Share increased (+1.07%) from $24.39 per Share to $24.65 per Share. For the three months ended June 30, 2018, gains in the investments, futures and options contracts more than offset Fund expenses resulted in the overall increase in the NAV per Share during the period.

Net income for the three months ended June 30, 2018, was $342,683, resulting from net realized gains on investments, futures and options contracts of $770,627, net unrealized losses on investments, futures and options contracts of $493,966, and the net investment income of $66,022.

Breakwave Dry Bulk Shipping ETF

●	During the year ended June 30, 2019 dry bulk rates experienced considerable volatility reflecting both economic factors as well as unforeseen events. The escalation of the US-China trade dispute dominated headlines for most of the year, leading to increased economic uncertainty that also had an impact on shipping rates for the latter part of 2018. In January 2019, a major accident in Brazil, where a tailings dam ruptured killing hundreds of people, lead to a significant disruption in iron ore exports form one of the most important regions in the word when it comes to dry bulk. As a result, significant curtailments in iron ore exports out of Brazil lead to a considerable decline in freight rates during the first quarter of 2019. However, a rapid subsequent recovery in operations and exports combined with high iron ore prices that encouraged production and exports from other parts of the world, pushed rates higher during the second quarter of the year. As a result, at the end of June 2019, freight rates were almost unchanged compared to the previous year with the Baltic Dry Index only marginally lower (-2.2%) year over year.

●	Uncertainty regarding global trade and the ongoing discussions between U.S. and China regarding trade remain the main economic uncertainty and an unfavorable conclusion of the ongoing discussions can have a negative impact on shipping. On the other hand, the upcoming 2020 fuel regulations should start to have a positive impact on the market, and with several ships out of service due to scrubber retrofitting, freight rates could potentially remain strong for the remainder of the 2019 and early 2020. In addition, seasonality favors stronger rates during the second half of the year, on average which can potentially continue to support a favorable environment for dry bulk freight rates.

●	Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

o	Benchmark portfolio uses settlement prices of freight futures vs. BDRY closing Share price,

o	Benchmark portfolio roll methodology assumes rolls that can happen even at factions of lots vs. BDRY that uses the real minimum market lot available (5 days per month),

o	Benchmark portfolio assumes rolls are happening at the settlement price of the day vs. BDRY that buys at a transaction price during the day that might or might not be equal to the settlement price,

o	Benchmark portfolio assumes no trading commissions vs. BDRY that pays 10bps for each transaction,

o	Benchmark portfolio assumes no clearing fees vs. BDRY that pays approximately 3-5bps of total clearing fees for each trade,

o	Benchmark portfolio assumes no management fees vs. BDRY fee structure of 3.50% of average net assets on an annualized basis, and

o	Creations and redemptions that lead to transactions that occur at prices that might be different than the settlement prices.

●	There are no competitors. BDRY is the only Freight futures ETF globally.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended June 30, 2019.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the year ended June 30, 2019.

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

The graph above compares the return of BDRY with the benchmark portfolio returns for the three months ended June 30, 2019. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the year ended June 30, 2019. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

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

FOR THE YEAR ENDED JUNE 30, 2019

Fund Share Price Performance

During the year ended June 30, 2019, the NYSE Arca market value of each share decreased (-40.34%) from $22.04 per share, representing the closing price on June 29, 2018, to $13.15 per share, representing the closing price on June 28, 2019. The share price high and low for the year ended June 30, 2019 and related change from the closing share price on June 29, 2018 was as follows: shares traded from a high of $25.60 per share (+16.15%) on August 21, 2018 and August 22, 2018 to a low of $9.20 per share (-58.26%) on April 11, 2019.

Fund Share Net Asset Value Performance

For the year ended June 30, 2019, the net asset value of each share decreased (-39.72%) from $21.98 per share to $13.25 per share. Net losses in the futures and options contracts and Fund expenses resulted in the overall decrease in the NAV per share during the year ended June 30, 2019.

Net loss for the year ended June 30, 2019, was $785,330, resulting from net realized losses on investments, futures and options contracts of $1,006,844, net unrealized gains on investments, futures and options contracts of $309,735, and the net investment loss of $88,221.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

During the three months ended June 30, 2019, the NYSE Arca market value of each Share increased (+40.49%) from $9.36 per Share, representing the closing price on March 29, 2019, to $13.15 per Share, representing the closing price on June 28, 2019. The Share price high and low for the three months ended June 30, 2019 and related change from the closing Share price on March 29, 2019 was as follows: Shares traded from a high of $13.15 per Share (+40.49%) on June 28, 2019 to a low of $9.20 per Share (-1.71%) on April 11, 2019.

Fund Share Net Asset Performance

For the three months ended June 30, 2019, the net asset value of each Share increased (+39.18%) from $9.52 per Share to $13.25 per Share. For the three months ended June 30, 2019, gains in the investments, futures and options contracts more than offset Fund expenses resulting in the overall increase in the NAV per Share during the period.

Net income for the three months ended June 30, 2019, was $1,214,187, resulting from net realized gains on investments, futures and options contracts of $854,695, net unrealized gains on investments, futures and options contracts of $384,282, and the net investment loss of $24,790.

FOR THE THREE MONTHS ENDED JUNE 30, 2018

Fund Share Price Performance

During the three months ended June 30, 2018, the NYSE Arca market value of each Share decreased (-3.25%) from $22.78 per Share, representing the closing price on March 29, 2018, to $22.04 per Share, representing the closing price on June 29, 2018. The Share price high and low for the three months ended June 30, 2018 and related change from the closing Share price on March 30, 2018 was as follows: Shares traded from a high of $24.46 per Share (+7.37%) on April 2, 2018 to a low of $18.73 per Share (-17.78%) on May 29, 2018.

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

Off Balance Sheet Financing

As of June 30, 2019, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

As of January 1, 2018, the Sponsor has contractually agreed to waive the Sponsor Fee and/or assume RISE’s remaining expenses so that the Fund’s expenses do not exceed an annual rate of 1.00%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the Sponsor fee are contractual on the part of the Sponsor, through September 30, 2020. If after that date, the Sponsor no longer assumed expenses or waived the Sponsor Fee, RISE could be adversely impacted, including in its ability to achieve its investment objective.

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

The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $121,296 and $162,154, of which $82,026 and $30,821 was absorbed by the Sponsor, for the three months ended June 30, 2019 and 2018, respectively.

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

Breakwave has agreed to waive its license and services fee and the Sponsor has agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Breakwave, respectively, through September 30, 2020. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplemental Data.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

June 30, 2019

		BREAKWAVE DRY BULK
	SIT RISING RATE ETF	SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $11,928,143 and $1,095,625, respectively)	$11,909,897	$1,095,625	$13,005,522
Interest receivable	436	5,821	6,257
Segregated cash held by broker	365,460	2,831,566	3,197,026
Receivable on open futures contracts	-	391,415	391,415
Total assets	12,275,793	4,324,427	16,600,220
Liabilities
Options written, at fair value (premiums received $16,128 and $-0-, respectively)	19,336	-	19,336
Payable on open futures contracts	326,457	-	326,457
Due to Sponsor	9,851	11,699	21,550
Other Liabilities	-	4,466	4,466
Total liabilities	355,644	16,165	371,809

Net Assets	$11,920,149	$4,308,262	$16,228,411

Shares outstanding (unlimited authorized)	525,040	325,040
Net asset value per share	$22.70	$13.25
Market value per share	$22.73	13.15

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

 Combined Statements of Assets and Liabilities

June 30, 2018

		BREAKWAVE DRY BULK
	SIT RISING RATE ETF	SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $51,268,060 and $1,249,009, respectively)	$51,198,363	$1,249,009	$52,447,372
Cash	-	33,280	33,280
Interest receivable	807	4,442	5,249
Segregated cash held by broker	1,386,738	1,941,874	3,328,612
Receivable on open futures contracts	-	81,680	81,680
Total assets	52,585,908	3,310,285	55,896,193
Liabilities
Options written, at fair value (premiums received $48,680 and $-0-, respectively)	70,664	-	70,664
Payable on open futures contracts	698,426	-	698,426
Due to Sponsor	41,830	9,307	51,137
Other accrued expenses	-	3,189	3,189
Total liabilities	810,920	12,496	823,416

Net Assets	$51,774,988	$3,297,789	$55,072,777

Shares outstanding (unlimited authorized)	2,100,040	150,040
Net asset value per share	$24.65	$21.98
Market value per share	$24.66	$22.04

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedule of Investments

June 30, 2019

		BREAKWAVE DRY BULK
	SIT RISING RATE ETF	SHIPPING ETF	COMBINED
PURCHASED OPTIONS - 0.3% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $123.50 Expiring 08/23/19 (40 contracts)	$35,625	$-	$35,625
TOTAL PURCHASED OPTIONS (Cost $58,883)	35,625	-	35,625

SHORT-TERM INVESTMENTS - 97.2% and 0.0%, respectively
US TREASURY BILLS - 97.2% and 0.0%, respectively
United States Treasury Bills 2.082%, 12/12/2019 ($11,700,000 principal amount) (a)	11,591,734	-	11,591,734
TOTAL US TREASURY BILLS (Cost $11,586,722)	11,591,734	-	11,591,734

MONEY MARKET FUNDS - 1.4% and 25.4%, respectively
First American US Treasury Money Market Fund, Class Z, 2.40% (b) (282,538 shares)	282,538	-	282,538
First American US Treasury Obligations Fund, Class X, 2.27% (b) (1,095,625 shares)	-	1,095,625	1,095,625
TOTAL MONEY MARKET FUNDS (Cost $282,538 and $1,095,625, respectively	282,538	1,095,625	1,378,163

Total Investments (Cost $11,928,143 and $1,095,625, respectively) - 99.9% and 25.4%, respectively	11,909,897	1,095,625	13,005,522
Other Assets in Excess of Liabilities - 0.1% and 74.6%, respectively (a)	10,252	3,212,637	3,222,889
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$11,920,149	$4,308,262	$16,228,411

(a)	All or a portion of this security is held as collateral for futures contracts and written options.
(b)	Annualized seven-day yield as of June 30, 2019.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
June 30, 2019	(Depreciation)	(Depreciation)	(Depreciation)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 26, 2019 (Underlying Face Amount at Market Value - $489,015) (45 contracts)	$-	$25,015	$25,015
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 30, 2019 (Underlying Face Amount at Market Value - $497,835) (45 contracts)	-	33,835	33,835
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 27, 2019 (Underlying Face Amount at Market Value - $495,945) (45 contracts)	-	31,945	31,945
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 26, 2019 (Underlying Face Amount at Market Value - $147,435) (15 contracts)	-	(5,565)	(5,565)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 30, 2019 (Underlying Face Amount at Market Value - $158,250) (15 contracts)	-	5,250	5,250
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 27, 2019 (Underlying Face Amount at Market Value - $161,505) (15 contracts)	-	8,505	8,505
Baltic Capesize Time Charter Expiring July 26, 2019 (Underlying Face Amount at Market Value - $732,680) (40 contracts)	-	104,930	104,930
Baltic Capesize Time Charter Expiring August 30, 2019 (Underlying Face Amount at Market Value - $719,840) (40 contracts)	-	92,090	92,090
Baltic Capesize Time Charter Expiring September 27, 2019 (Underlying Face Amount at Market Value - $723,160) (40 contracts)	-	95,410	95,410
	$-	$391,415	$391,415

SIT RISING RATE ETF Written Option Contracts June 30, 2019
US 5 Year Note, Strike Price $117.75 Expiring 08/23/2019 (25 contracts) (Premiums received $16,128)	$19,336	$-	$19,336

SIT RISING RATE ETF Short Futures Contracts June 30, 2019
US Treasury 5 Year Note Expiring September 2019 (Underlying Face Amount at Market Value - $12,051,938) (102 contracts)	$(182,361)	$-	$(182,361)
US Treasury 2 Year Note Expiring September 2019 (Underlying Face Amount at Market Value - $22,809,047) (106 contracts)	(144,096)	-	(144,096)
	$(326,457)	$-	$(326,457)

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedule of Investments

June 30, 2018

		BREAKWAVE DRY BULK
	SIT RISING RATE ETF	SHIPPING ETF	COMBINED
PURCHASED OPTIONS - 0.1% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $120.00 Expiring 07/27/18 (149 contracts)	$53,547	$-	$53,547
TOTAL PURCHASED OPTIONS (Cost $125,344 and $0, respectively)	53,547	-	53,547

SHORT-TERM INVESTMENTS - 97.5% and 0.0%, respectively
US TREASURY BILLS - 97.5% and 0.0%, respectively United States Treasury Bills 0.000%, 10/04/2018 ($50,700,000 principal amount)	50,447,201	-	50,447,201
TOTAL US TREASURY BILLS (Cost $50,445,101)	50,447,201	-	50,447,201

MONEY MARKET FUNDS - 1.3% and 37.9%, respectively
First American US Treasury Money Market Fund, Class Z, 1.69%* (697,615 shares)	697,615	-	697,615
First American US Treasury Obligations Fund, Class X, 1.79%* (1,249,009 shares)	-	1,249,009	1,249,009
TOTAL MONEY MARKET FUNDS (Cost $697,615 and $1,249,009, respectively	697,615	1,249,009	1,946,624

Total Investments (Cost $51,268,060 and $1,249,009, respectively) - 98.9% and 37.9%, respectively	51,198,363	1,249,009	52,447,372
Other Assets in Excess of Liabilities - 1.1% and 62.1%, respectively (a)	576,625	2,048,780	2,625,405
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$51,774,988	$3,297,789	$55,072,777

*	Annualized seven-day yield as of June 30, 2018
(a)	$1,386,738 and $1,941,874, respectively, of cash is pledged as collateral for futures contracts and written options

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
June 30, 2018	(Depreciation)	(Depreciation)	(Depreciation)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 31, 2018 (Underlying Face Amount at Market Value - $348,300) (30 contracts)	$-	$(26,700)	$(26,700)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 31, 2018 (Underlying Face Amount at Market Value - $368,250) (30 contracts)	-	(6,750)	(6,750)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 28, 2018 (Underlying Face Amount at Market Value - $390,600) (30 contracts)	-	15,600	15,600
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 31, 2018 (Underlying Face Amount at Market Value - $114,210) (10 contracts)	-	(4,040)	(4,040)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 31, 2018 (Underlying Face Amount at Market Value - $117,760) (10 contracts)	-	(490)	(490)
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 28, 2018 (Underlying Face Amount at Market Value - $120,160) (10 contracts)	-	1,910	1,910
Baltic Capesize Time Charter Expiring July 31, 2018 (Underlying Face Amount at Market Value - $543,300) (30 contracts)	-	(4,950)	(4,950)
Baltic Capesize Time Charter Expiring August 31, 2018 (Underlying Face Amount at Market Value - $561,300) (30 contracts)	-	13,050	13,050
Baltic Capesize Time Charter Expiring September 28, 2018 (Underlying Face Amount at Market Value - $642,300) (30 contracts)	-	94,050	94,050
	$-	$81,680	$81,680

SIT RISING RATE ETF
Written Option Contracts
June 30, 2018

US 5 Year Note, Strike Price $113.50 Expiring 07/27/2018 (201 contracts) (Premiums received $48,680)	$70,664	$-	$70,664

SIT RISING RATE ETF
Short Futures Contracts
June 30, 2018

US Treasury 5 Year Note Expiring September 2018 (Underlying Face Amount at Market Value - $53,400,078) (470 contracts)	$(468,924)	$-	$(468,924)
US Treasury 2 Year Note Expiring September 2018 (Underlying Face Amount at Market Value - $98,711,907) (466 contracts)	(229,502)	-	(229,502)
	$(698,426)	$-	$(698,426)

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Year Ended June 30, 2019

		BREAKWAVE DRY BULK
	SIT RISING RATE ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$985,776	$56,128	$1,041,904

Expenses
Sponsor fee	85,187	124,997	210,184
CTA fee	91,433	45,460	136,893
Audit fees	75,098	57,501	132,599
Tax preparation fees	87,534	101,910	189,444
Admin/accounting/custodian/transfer agent fees	56,301	61,399	117,700
Legal fees	35,004	45,002	80,006
Printing and postage expenses	25,999	25,999	51,998
Chief Compliance Officer fees	25,000	25,000	50,000
Principal Financial Officer fees	25,000	25,000	50,000
Regulatory reporting fees	25,000	25,000	50,000
Brokerage commissions	52,348	34,610	86,958
Distribution fees	17,496	16,497	33,993
Insurance expense	15,001	15,001	30,002
Listing & calculation agent fees	12,601	12,601	25,202
Other expenses	19,064	22,499	41,563
Wholesale support fees	45,717	28,762	74,479
Total Expenses	693,783	667,238	1,361,021
Less: Waiver of CTA fee	-	(45,460)	(45,460)
Less: Expenses absorbed by Sponsor	(184,268)	(477,429)	(661,697)
Net Expenses	509,515	144,349	653,864
Net Investment Income (Loss)	476,261	(88,221)	388,040

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(3,673,921)	(1,006,844)	(4,680,765)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	443,911	309,735	753,646
Net realized and unrealized gain (loss)	(3,230,010)	(697,109)	(3,927,119)
Net income (loss)	$(2,753,749)	$(785,330)	$(3,539,079)

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Year Ended June 30, 2018

		BREAKWAVE DRY BULK
	SIT RISING RATE ETF	SHIPPING ETF*	COMBINED
Investment Income
Interest	$449,087	$15,830	$464,917

Expenses
Sponsor fee	56,682	34,246	90,928
CTA fee	106,201	14,567	120,768
Audit fees	74,480	50,000	124,480
Tax preparation fees	62,190	35,210	97,400
Admin/accounting/custodian/transfer agent fees	55,702	16,493	72,195
Legal fees	35,004	12,330	47,334
Printing and postage expenses	25,928	5,480	31,408
Chief Compliance Officer fees	15,549	6,849	22,398
Principal Financial Officer fees	15,549	6,849	22,398
Regulatory reporting fees	15,549	6,849	22,398
Brokerage commissions	42,798	16,135	58,933
Distribution fees	17,494	4,520	22,014
Insurance expense	14,999	4,110	19,109
Listing & calculation agent fees	12,601	2,740	15,341
Other expenses	21,888	5,480	27,368
Wholesale support fees	33,720	9,680	43,400
Total Expenses	606,334	231,538	837,872
Less: Waiver of Sponsor fee	(24,657)	-	(24,657)
Less: Waiver of CTA fee	(49,453)	(14,567)	(64,020)
Less: Expenses absorbed by Sponsor	(87,625)	(165,676)	(253,301)
Net Expenses	444,599	51,295	495,894
Net Investment Income (Loss)	4,488	(35,465)	(30,977)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	2,954,497	(262,335)	2,692,162

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(862,151)	81,679	(780,472)
Net realized and unrealized gain (loss)	2,092,346	(180,656)	1,911,690
Net income (loss)	$2,096,834	$(216,121)	$1,880,713

*	Period from March 22, 2018 (commencement of investment operations) to June 30, 2018.

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Year Ended June 30, 2019

		BREAKWAVE DRY BULK
	SIT RISING RATE ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Year	$51,774,988	$3,297,789	$55,072,777

Increase (decrease) in Net Assets from share transactions
Addition of 1,025,000 and 175,000 shares, respectively	25,460,920	1,795,803	27,256,723
Redemption of 2,600,000 and -0- shares, respectively	(62,562,010)	-	(62,562,010)
Net Increase (decrease) in Net Assets from share transactions	(37,101,090)	1,795,803	(35,305,287)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	476,261	(88,221)	388,040
Net realized gain (loss)	(3,673,921)	(1,006,844)	(4,680,765)
Change in net unrealized gain (loss)	443,911	309,735	753,646

Net increase (decrease) in Net Assets from operations	(2,753,749)	(785,330)	(3,539,079)

Net Assets at End of Year	$11,920,149	$4,308,262	$16,228,411

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Year Ended June 30, 2018

		BREAKWAVE DRY BULK
	SIT RISING RATE ETF	SHIPPING ETF*	COMBINED

Net Assets at Beginning of Year	$20,834,979	$1,000	$20,835,979

Increase (decrease) in Net Assets from share transactions
Addition of 1,450,000 and 250,000 shares, respectively	34,667,165	5,830,395	40,497,560
Redemption of 250,000 and 100,000 shares, respectively	(5,823,990)	(2,317,485)	(8,141,475)
Net Increase (decrease) in Net Assets from share transactions	28,843,175	3,512,910	32,356,085

Increase (decrease) in Net Assets from operations
Net investment income (loss)	4,488	(35,465)	(30,977)
Net realized gain (loss)	2,954,497	(262,335)	2,692,162
Change in net unrealized gain (loss)	(862,151)	81,679	(780,472)

Net increase (decrease) in Net Assets from operations	2,096,834	(216,121)	1,880,713

Net Assets at End of Year	$51,774,988	$3,297,789	$55,072,777

*	Period from March 22, 2018 (commencement of investment operations) to June 30, 2018.

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Year Ended June 30, 2019

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$(2,753,749)	$(785,330)	$(3,539,079)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss on investments	(3,673,921)	(1,006,844)	(4,680,765)
Change in net unrealized loss (gain) on investments	443,911	309,735	753,646
Change in operating assets and liabilities:
Sale of investments - net	42,518,476	850,493	43,368,969
Decrease (increase) in interest receivable	371	(1,379)	(1,008)
Decrease (Increase) in segregated cash held by broker	1,021,278	(889,692)	131,586
Decrease (Increase) in receivable on open futures contracts	-	(309,735)	(309,735)
Decrease (Increase) in options written, at fair value	(51,328)	-	(51,328)
Decrease in payable on open futures contracts	(371,969)	-	(371,969)
Increase (decrease) in due to Sponsor	(31,979)	2,392	(29,587)
Increase in other accrued expenses	-	1,277	1,277

Net cash provided by (used in) operating activities	37,101,090	(1,829,083)	35,272,007
Cash flows from financing activities
Proceeds from sale of shares	25,460,920	1,795,803	27,256,723
Paid on redemption of shares	(62,562,010)	-	(62,562,010)
Net cash provided by (used in) financing activities	(37,101,090)	1,795,803	(35,305,287)
Net increase (decrease) in cash	-	(33,280)	(33,280)
Cash, beginning of year	-	33,280	33,280
Cash, end of year	$-	$-	$-

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Year Ended June 30, 2018

		BREAKWAVE DRY BULK
	SIT RISING RATE ETF	SHIPPING ETF*	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$2,096,834	$(216,121)	$1,880,713
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(2,954,497)	262,335	(2,692,162)
Change in net unrealized loss (gain) on investments	862,151	(81,679)	780,472
Change in operating assets and liabilities:
Purchase of investments - net	(28,786,023)	(1,429,665)	(30,215,688)
Increase in interest receivable	(95)	(4,442)	(4,537)
Decrease (Increase) in segregated cash held by broker	(865,523)	(1,941,874)	(2,807,397)
Decrease (Increase) in receivable on open futures contracts	21,795	(81,680)	(59,885)
Increase (Decrease) in options written, at fair value	67,187	-	67,187
Increase (Decrease) in payable on open futures contracts	698,426	-	698,426
Increase in due to Sponsor	16,570	9,307	25,877
Increase in other accrued expenses	-	3,189	3,189

Net cash used in operating activities	(28,843,175)	(3,480,630)	(32,323,805)
Cash flows from financing activities
Proceeds from sale of shares	34,667,165	5,830,395	40,497,560
Paid on redemption of shares	(5,823,990)	(2,317,485)	(8,141,475)
Net cash provided by financing activities	28,843,175	3,512,910	32,356,085
Net increase (decrease) in cash	-	32,280	32,280
Cash, beginning of year	-	1,000	1,000
Cash, end of year	$-	$33,280	$33,280

*	Period from March 22, 2018 (commencement of investment operations) to June 30, 2018.

See accompanying notes to combined financial statements.

ETF Managers Group Commodity Trust I

Notes to Combined Financial Statements

June 30, 2019 and 2018

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

For the period from July 1, 2017 through December 31, 2017, RISE paid Sit a fee equal to 0.50% per annum of the value of RISE’s average daily net assets for Sit’s services as the commodity trading advisor to RISE. Effective January 1, 2018, Sit is paid a fee equal to 0.20% per annum.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of each Fund’s final net asset value for creation and redemption of Fund shares for the years ended June 30, 2019 and 2018 was at 4:00 p.m. Eastern Time on June 28, 2019 and June 29, 2018, respectively.

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the years ended June 30, 2019 and 2018.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these combined financial statements differ from those used in the calculations of the Funds’ final creation/redemption NAVs at June 30, 2019 and June 30, 2018.

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

The following tables summarize RISE’s valuation of investments at June 30, 2019 and at June 30, 2018 using the fair value hierarchy:

	June 30, 2019
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$11,874,272	a	$35,625	a	$(19,336	)b	$(326,457	)c	$11,564,104

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

Transfers between levels are recognized at the end of the reporting period. During the years ended June 30, 2019 and 2018, RISE recognized no transfers from Level 1, Level 2 or Level 3.

The following tables summarize BDRY’s valuation of investments at June 30, 2019 and at June 30, 2018 using the fair value hierarchy:

	June 30, 2019
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$1,095,625	a	$391,415	b	$1,487,040

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

Transfers between levels are recognized at the end of the reporting period. During the year ended June 30, 2019 and the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at June 30, 2019 and June 30, 2018. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at June 30, 2019 and at June 30, 2018, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of June 30, 2019

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$35,625	*	Payable on open futures contracts	$(326,457	)**
Interest Rate Risk				Written options, at fair value	$(19,336	)*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.

**	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of June 30, 2018

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$53,547	*	Payable on open futures contracts	$(326,457	)**
Interest Rate Risk				Written options, at fair value	$(70,664	)*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.

**	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(3,673,921)	$443,911

The futures and options contracts open at June 30, 2019 are indicative of the activity for the year ended June 30, 2019.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$2,954,497	$(862,151)

The futures and options contracts open at June 30, 2018 are indicative of the activity for the year ended June 30, 2018.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2019

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Unrealized Gain		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$391,415	*

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2018

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Unrealized Gain		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$81,680	*

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(1,006,844)	$309,735

The futures contracts open at June 30, 2019 are indicative of the activity for the year ended to June 30, 2019.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income (Commencement of Operations)	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(262,335)	$81,679

The futures contracts open at June 30, 2018 are indicative of the activity for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018.

(4) Agreements

(a) Management Fee

Each Fund pays the Sponsor a sponsor fee (the “Sponsor Fee”) in consideration of the Sponsor’s advisory services to the Funds. Additionally, each Fund pays its respective commodity trading advisor a license and service fee (the “CTA fee”).

Effective January 1, 2018 and later extended, the Sponsor has agreed to waive receipt of the Sponsor Fee for RISE and/or assume RISE’s expenses (excluding brokerage fees, interest expense, and extraordinary expenses) so that RISE’s total annual expenses do not exceed 1.00% of average net assets per annum through September 30, 2020.

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

Effective April 1, 2019, the fee paid to the Sponsor for tax return preparation was reduced from $100,000 per year to $50,000 per year.

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

The waiver of RISE’s Sponsor fee, pursuant to the undertaking, amounted to $-0- and $24,657 for the year ended June 30, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations.

The waiver of RISE’s CTA fees, pursuant to the prior undertaking, amounted to $-0- and $49,453 for the years ended June 30, 2019 and 2018, respectively. The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $45,460 and $14,567 for the year ended June 30, 2019 and for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, respectively, as disclosed in the Combined Statements of Operations.

The Funds currently accrue their daily expenses up to the applicable Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of RISE, aggregated $184,268 and $87,625 for the years ended June 30, 2019 and 2018, respectively, and in the case of BDRY, aggregated $477,429 and $165,676 for the year ended June 30, 2019 and for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, respectively, as disclosed in the Combined Statements of Operations.

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

RISE has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. RISE paid U.S. Bank $56,301 and $55,702 for the years ended June 30, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations.

Effective March 22, 2018, BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $61,399 and $16,493 for the year ended June 30, 2019 and for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, respectively, as disclosed in the Combined Statements of Operations.

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

RISE incurred $17,496 and $17,494 in distribution and related administrative services for the years ended June 30, 2019 and 2018, respectively. BDRY incurred $16,497 and $4,520 in distribution and related administrative services for the year ended June 30, 2019 and for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, respectively, as disclosed in the Combined Statements of Operations.

RISE also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

RISE incurred $45,717 and $33,720 in wholesale support fees for the years ended June 30, 2019 and 2018, respectively. BDRY incurred $28,762 and $9,680 in wholesale support fees for the year ended June 30, 2019 and for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.08% for RISE, and 0.76% for BDRY, of the net asset value of the applicable Fund for execution and clearing services on behalf of the applicable Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. RISE incurred $52,348 and $42,798 in brokerage commissions and fees for the years ended June 30, 2019 and 2018, respectively. BDRY incurred $34,610 and $16,135 in brokerage commissions and fees for the year ended June 30, 2019 and for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, respectively, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the respective Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. RISE incurred $2,500 and $5,000, in trustee fees for the years ended June 30, 2019 and 2018, respectively. BDRY incurred $2,500 and $692 in trustee fees for the year ended June 30, 2019 and for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, respectively, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

Effective January 1, 2018, the Sponsor, in accordance with the RISE Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.00% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. Through December 31, 2017, the Sponsor, in accordance with RISE’s Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.50% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. RISE incurred $693,783 and $606,334 for the years ended June 30, 2019 and 2018, respectively, in routine offering, operational, administrative or other ordinary expenses.

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

In addition, the assumption of Fund expenses above the RISE Expense Cap by the Sponsor, pursuant to the undertakings (as discussed in Note 4a), amounted to $184,268 and $87,625, respectively, for the years ended June 30, 2019 and 2018, respectively.

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 1.00% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $667,238 and $231,538 during the year ended June 30, 2019 and for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $45,460 and $14,567 for the year ended June 30, 2019 and for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $477,429 and $165,676 for the year ended June 30, 2019 and for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, respectively.

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

Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the years ended June 30, 2019 and 2018, respectively, RISE did not incur such expenses. For the year ended June 30, 2019 and for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, respectively, BDRY did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended June 30, 2019 and 2018, respectively, RISE did not incur such expenses. For the year ended June 30, 2019 and for the period from March 22, 2018 (commencement of investment operations) to June 30, 2018, respectively, BDRY did not incur such expenses.

(5) Creations and Redemptions

Each Fund issues and redeems Shares from time to time, but only in one or more Creation or Redemption Baskets. A Creation or Redemption Basket is a block of 25,000 shares (50,000 shares prior to August 17, 2018) of each Fund. Baskets may be created or redeemed only by Authorized Participants.

Except when aggregated in Creation or Redemption Baskets, the shares are not redeemable securities. Retail investors, therefore, generally will not be able to purchase or redeem shares directly from or with each Fund. Rather, most retail investors will purchase or sell shares in the secondary market with the assistance of a broker. Thus, some of the information contained in these Notes to Financial Statements – such as references to the Transaction Fee imposed on creations and redemptions – is not relevant to retail investors.

(a) Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Creation or Redemption Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, which goes directly to the Custodian. The AP Transaction Fees are paid by the Authorized Participants and not by the Funds.

(b) Share Transactions

SIT RISING RATE ETF

Summary of Share Transactions for the Year Ended June 30, 2019
	Shares	Net Assets Increase (Decrease)
Shares Sold	1,025,000	$25,460,920
Shares Redeemed	(2,600,000)	(62,562,010)
Net Decrease	(1,575,000)	$(37,101,090)

Summary of Share Transactions for the Year Ended June 30, 2018
	Shares	Net Assets Increase (Decrease)
Shares Sold	1,450,000	$34,667,165
Shares Redeemed	(250,000)	(5,823,990)
Net Increase	1,200,000	$28,843,175

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2019
	Shares	Net Assets Increase (Decrease)
Shares Sold	175,000	$1,795,803
Shares Redeemed	-	-
Net Increase	175,000	$1,795,803

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Period from March 22, 2018 (commencement of investment operations) to June 30, 2018
	Shares	Net Assets Increase (Decrease)
Shares Sold	250,000	$5,830,395
Shares Redeemed	(100,000)	(2,317,485)
Net Increase	150,000	$3,512,910

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

Similar to other futures contracts, the Freight Futures curve shape could be either in “contango” (where the futures curve is upward sloping with next futures price higher than the current one) or “backwardation” (where each the next futures price is lower than the current one). Contango curves are generally characterized by negative roll cost, as the expiring contract value is lower that the next prompt contract value, assuming the same lot size. That means there could be losses incurred when the contracts are rolled each period (“Negative Roll Risk”) and such losses are independent of the Freight Futures price level.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2019, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the years ended June 30, 2019 and 2018, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	SIT RISING RATE ETF		BREAKWAVE DRY BULK SHIPPING ETF
	For the Year Ended June 30,		For the Year Ended June 30,
	2019	2018	2019	2018*

Net Asset Value
Net asset value per Share, beginning of year	$24.65	$23.15	$21.98	$25.00
Net investment income (loss)	0.26	-	(0.43)	(0.21)
Net realized and unrealized gain (loss)	(2.21)	1.50	(8.30)	(2.81)
Net Income (Loss)	(1.95)	1.50	(8.73)	(3.02)
Net Asset Value per Share, end of year	$22.70	$24.65	$13.25	$21.98
Market Value per Share, end of year	$22.73	$24.66	$13.15	$22.04
Ratios to Average Net Assets**
Expense Ratio****	1.11%	1.38%	4.60%	5.07%
Expense Ratio**** before Waiver/Assumption	1.52%	1.89%	21.28%	22.89%
Net Investment Income (Loss)	1.04%	0.01%	(2.81)%	(3.51)%
Total Return, at Net Asset Value***	(7.91)%	6.48%	(39.72)%	(12.08)%
Total Return, at Market Value***	(7.83)%	7.12%	(40.34)%	(11.84)%

*	Period from March 22, 2018 (commencement of investment operations) to June 30, 2018.
**	Percentages are annualized.
***	Percentages are not annualized.
****	For Sit Rising Rate ETF, effective January 1, 2018, Fund expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense. For Breakwave Dry Bulk Shipping ETF, as of March 22, 2018 (commencement of investment operations), Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions and interest expense.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

ETF Managers Group Commodity Trust I

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities of SIT Rising Rate ETF and Breakwave Dry Bulk Shipping ETF (the “Funds”) and the combined statement of assets and liabilities of ETF Managers Group Commodity Trust I (the “Trust”), including the schedules of investments of the Funds and the combined schedules of investments of the Trust, as of June 30, 2019 and 2018, and the related statements of operations, changes in net assets and cash flows of the Funds; combined statements of operations, changes in net assets, and cash flows of the Trust for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Funds and the Trust as of June 30, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/WithumSmith+Brown, PC

We have served as the Trust’s and Funds’ auditor since 2014.

New York, NY

September 30, 2019

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

Management of the Sponsor, including Samuel Masucci III, Principal Executive Officer of the Sponsor, and John A. Flanagan, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of June 30, 2019. In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of June 30, 2019, the internal control over financial reporting is effective for the Trust and each Fund thereof.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

Item 9B.	Other Information.

The Sponsor has contractually agreed to waive its receipt of the management fee from RISE and/or assume the Fund's expenses (excluding brokerage fees, interest expenses, and extraordinaiy expenses) so that the Fund's total annual expenses do not exceed 1.00% per annum through September 30, 2020.

The foregoing is a summary description of the Expense Limitation Agreement, which is filed with this Annual Report on Form 10-K as Exhibit 10.18 and is incorporated by reference.

Breakwave has agreed to waive its license and services fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that the Fund's total annual expenses (excluding brokerage commissions, interest expense, and extraordinaiy expenses) do not exceed 3.50% per annum through September 30, 2020.

The foregoing is a summary description of the Fee Waiver Agreement and the Expense Limitation Agreement, which are filed with this Annual Report on Form 10-K as Exhibits 10.16 and 10.17, respectively, and are incorporated by reference.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor and its Management

Neither the Trust nor the Funds have executive officers. Pursuant to the terms of the respective Trust Agreements for each Fund, the Funds’ affairs are managed by the Sponsor. The business and affairs of the Sponsor are managed by its chief executive officer, Samuel R. Masucci, III.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the Sponsor: Samuel R. Masucci, III, John A. Flanagan, Reshma A. Tanczos and Devin L. Ryder. These individuals are principals due to their positions; however, Mr. Masucci is also a principal due to his controlling stake in ETFMG.

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

Reshma A. Tanczos. Mrs. Tanczos serves as the Chief Compliance Officer of the Sponsor and the Trust. Mrs. Tanczos was listed as a principal of the Sponsor on July 27, 2016. Prior to joining the Sponsor, from October 2007 to July 2016, Mrs. Tanczos was a Partner at the law firm Crow & Cushing where she counseled clients in the financial services and money management industry focusing on SEC, CFTC, NFA and FINRA regulatory compliance. From September 2006 to September 2007, Mrs. Tanczos clerked for the Honorable Philip L. Paley, Superior Court of New Jersey, Law Division. Mrs. Tanczos received her B.S. in Economics from The George Washington University in May 2000 and a J.D. from Case Western Reserve University School of Law in May 2006.

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

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for Sit: Roger J. Sit, Paul J. Jungquist, Paul E. Rasmussen, Carla J. Rose, Mark H. Book, Bryce A. Doty, and Chris M. Rasmussen. These individuals are principals due to their positions. The following individuals will serve as investment professionals and senior management in regards to RISE:

Roger J. Sit. Roger Sit is the Chairman and Chief Executive Officer. Mr. Sit was listed as a principal of Sit on November 4, 2014. Mr. Sit joined the organization in January 1998. Mr. Sit directs the overall investment management activities for Sit Investment Associates, Inc. and its affiliates.

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

Christopher M. Rasmussen, CFA. Chris Rasmussen is a Vice President and Portfolio Manager. Mr. Rasmussen joined Sit Investment Associates, Inc. in February 1999. Mr. Rasmussen was listed as a principal of Sit on October 29, 2014 and listed as an associated person on November 21, 2014. He is responsible for taxable bond portfolio management and credit research. Mr. Rasmussen has worked in the Sit mutual fund group as well as the client administration area and moved to fixed income in August 2002.

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

Code of Ethics

The Sponsor has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) which applies to all of its officers (including senior financial officers) and employees; the Sponsor’s Code of Ethics covers all officers and employees that manage the Trust and the Funds. A printed copy of the Code of Ethics is available to any person free of charge, upon request, by contracting the Sponsor at:

ETF Managers Group Commodity Trust I

c/o ETF Managers Capital LLC

30 Maple Street

Suite 2

Summit, NJ 07901

Item 11. Executive Compensation.

The Funds have no employees, officers or directors and are managed by the Sponsor. None of the directors or officers of the Sponsor receive compensation from the Funds. The Sponsor receives a management fee from RISE, monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of the Fund’s average daily net assets or $75,000 effective January 1, 2018. Prior to January 1, 2018, the Sponsor Fee was calculated as the greater of 0.15% per annum of the value of the Fund’s average daily net assets or, $18,750 for the period from January 1, 2017 through December 31, 2017. The Sponsor has contractually agreed to waive the Sponsor Fee and/or assume the Fund’s Other Expenses (which term excludes brokerage fees, interest expense, and extraordinary expenses) so that the Fund’s Total Annual Fund Expenses do not exceed 1.00% per annum through September 30, 2020. The management fees paid to the Sponsor by RISE amounted to $85,187 and $56,682 for the year ended June 30, 2019 and 2018, respectively.

The Sponsor receives a management fee from BDRY, monthly in arrears, in an amount equal to the greater of 0.15% per annum on the daily NAV of BDRY or $125,000. The Sponsor has contractually agreed to assume BDRY’s expenses (excluding brokerage fees, interest expenses, and extraordinary expenses) in order to cap BDRY’s total annual expenses at 3.50% per annum through September 30, 2020. The management fees paid to the Sponsor by BDRY amounted to $124,997 and $34,246 for the year ended June 30, 2019 and for the period from March 22, 2018 to June 30, 2018, respectively.

The Sponsor also provides Tax, Principal Financial Officer, Chief Compliance Officer, Regulatory Reporting and Wholesale Support services to the Funds. The fees for each service provided to the Funds for the year ended June 30, 2019, all of which had been paid, or accrued, at June 30, 2019, were as follows:

Service	RISE Amount	BDRY Amount
Tax Services	$87,534	$101,910
Principal Financial Officer	25,000	25,000
Chief Compliance Officer	25,000	25,000
Regulatory Reporting	25,000	25,000
Wholesale Support	45,717	28,762

In addition to the above, the Distributor provides Distribution services to the Funds. The fees for Distribution services paid to the Distributor were $17,496 and $16,497, for RISE and BDRY, respectively, for the year ended June 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of June 30, 2019, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Series of the Trust	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class
RISE	Mayo Clinic Foundation 200 First St SW Rochester, MN 55905-0001	147,900 Shares	28.17%

	Sit Investment Associates Sit Fixed Income Advisors II LLC 3300 IDS Center 80 South Eighth Street Minneapolis, MN 55402-4130	130,000 Shares	24.76%

	Mercy Investment Services, Inc. 2039 North Geyer Road Saint Louis, MO 63131-3332	52,400 Shares	7.62%

BDRY	Not Applicable	Not Applicable	Not Applicable

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

Director Independence

As an unincorporated entity, the registrant does not have a Board of Directors.

Item 14. Principal Accountant Fees and Services.

The fees for services accrued and/or billed to the Funds by its independent auditors for the year ended June 30, 2019 and 2018 were as follows:

	2019	2018
Audit Fees	$132,600	$124,480
Audit-Related Fees	—	—
Tax Fees	50,875	—
All Other Fees	—	—
Total	$183,475	$124,480

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by WithumSmith+Brown, PC to the Funds described above. The Sponsor pre-approves all audit and allowed non-audit services of the Funds’ independent registered public accounting firm, including all engagement fees and terms.

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement No. 333-199190, filed on January 12, 2015.)

3.1(b)	Instrument Establishing the Fund. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)

3.1(c)	Amended Exhibit C to the Amended and Restated Declaration of Trust and Trust Agreement of the Trust. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)

3.2	Certificate of Trust of the Registrant. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.

4.1	Description of the Trust’s securities. (Filed herewith.)

10.1	Form of Authorized Participant Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.2	Marketing Agent Agreement. (Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on April 12, 2017.)

10.3	Amendment No. 1 to Marketing Agent Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.4	Amendment No. 2 to Marketing Agent Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.5	Licensing and Services Agreement with respect to RISE. (Incorporated by reference to Pre- Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.6	Amendment No. 1 to the Licensing and Services Agreement with respect to RISE. (Incorporated by reference to Trust’s Registration Statement No. 333-222379, filed on January 2, 2018.)

10.7	Licensing and Services Agreement with respect to BDRY. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.8	Custody Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.9	Amendment No. 1 to Custody Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.10	Fund Administration Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.11	Amendment No. 1 to Fund Administration Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.12	Fund Accounting Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.13	Amendment No. 1 to Fund Accounting Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.14	Transfer Agent Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.15	Amendment No. 1 to Transfer Agent Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.16	Fee Waiver Agreement with respect to BDRY. (Filed herewith.)

10.17	Expense Limitation Agreement with respect to BDRY. (Filed herewith.)

10.18	Expense Limitation Agreement with respect to RISE. (Filed herewith.)

23.1	Consent of Sullivan & Worcester LLP with respect to RISE. (Incorporated by reference to the Trust’s Registration Statement No. 333-222379, filed on January 2, 2018.)

23.2	Consent of Sullivan & Worcester LLP with respect to BDRY. (Incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement No. 333-218453, filed on January 26, 2018.)

23.3	Consent of WithumSmith & Brown, P.C. as to the Breakwave dry Bulk Shipping ETF and Sit Rising Rate ETF. (Filed herewith.)

23.4	Consent of Connolly & Company, P.C. as to the Sponsor. (Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on April 30, 2019.)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: September 30, 2019