Form 10-Q
period 2019-09-30
ETF Managers Group Commodity Trust I
filed 2019-11-12
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2019.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of Shares outstanding, as of November 1, 2019: 275,040/(RISE)

Indicate the number of Shares outstanding, as of November 1, 2019: 100,040/(BDRY)

ETF MANAGERS GROUP COMMODITY TRUST I

i

Part I.
INTERIM FINANCIAL INFORMATION

Item 1. Interim Combined Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

September 30, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED
Assets
Investment in securities, at fair value (cost $6,113,082 and $623,677, respectively)	$6,095,260	$623,677	$6,718,937
Interest receivable	232	2,709	2,941
Segregated cash held by broker	66,276	1,335,037	1,401,313
Receivable on open futures contracts	73,755	12,720	86,475
Total assets	6,235,523	1,974,143	8,209,666
Liabilities
Options written, at fair value (premiums received $6,046 and $-0-, respectively)	11,625	-	11,625
Payable on open futures contracts	-	-	-
Due to Sponsor	5,086	5,858	10,944
Accrued expenses		2,737	2,737
Total liabilities	16,711	8,595	25,306

Net Assets	$6,218,812	$1,965,548	$8,184,360

Shares outstanding (unlimited authorized)	275,040	100,040
Net asset value per share	$22.61	$19.65
Market value per share	$22.63	$19.71

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

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments

September 30, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED
PURCHASED OPTIONS - 0.3% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $130.00 Expiring 11/22/2019 (19 contracts)	$15,734	$-	$15,734
TOTAL PURCHASED OPTIONS (cost $37,766 and $-0-, respectively)	15,734	-	15,734

SHORT-TERM INVESTMENTS - 95.3% and 0.0%, respectively
US TREASURY BILLS - 95.3% and 0.0%, respectively
United States Treasury Bills 1.79%, 12/12/2019 ($5,950,000 principal amount) (a)	5,928,917	-	5,928,917
TOTAL US TREASURY BILLS (cost $5,924,707 and $-0-, respectively)	5,928,917	-	5,928,917

MONEY MARKET FUNDS - 2.4% and 31.7%, respectively
First American US Treasury Money Market Fund, Class Z, 1.83% (b) (150,609 shares)	150,609	-	150,609
First American US Treasury Obligations Fund, Class X, 1.83% (b) (623,677 shares)		623,677	623,677
TOTAL MONEY MARKET FUNDS (Cost $150,609 and $623,677, respectively)	150,609	623,677	774,286
Total Investments (cost $6,113,082 and $623,677, respectively) - 98.0% and 31.7%, respectively	6,095,260	623,677	6,718,937
Other Assets in Excess of Liabilities - 2.0% and 68.3%, respectively	123,552	1,341,871	1,465,423
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$6,218,812	$1,965,548	$8,184,360

(a) All or a portion of this security is held as collateral for futures contracts and written options.

(b) Annualized seven-day yield as of September 30, 2019.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
September 30, 2019	(Depreciation)	(Depreciation)	(Depreciation)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring October 25, 2019 (Underlying Face Amount at Market Value - $261,580) (20 contracts)	$-	$830	$830
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring November 29, 2019 (Underlying Face Amount at Market Value - $259,660) (20 contracts)	-	(1,090)	(1,090)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring December 27, 2019 (Underlying Face Amount at Market Value - $253,420) (20 contracts)	-	(7,330)	(7,330)
Baltic Capesize Time Charter Expiring October 25, 2019 (Underlying Face Amount at Market Value - $349,620) (15 contracts)	-	(3,130)	(3,130)
Baltic Capesize Time Charter Expiring November 29, 2019 (Underlying Face Amount at Market Value - $365,250) (15 contracts)	-	12,500	12,500
Baltic Capesize Time Charter Expiring December 27, 2019 (Underlying Face Amount at Market Value - $363,690) (15 contracts)	-	10,940	10,940
	$-	$12,720	$12,720

SIT RISING RATE ETF
Written Option Contracts
September 30, 2019

US 5 Year Note, Strike Price $118.50 Expiring 11/22/2019 (12 contracts) (Premiums received $6,046)	$11,625	$-	$11,625

SIT RISING RATE ETF
Short Futures Contracts
September 30, 2019

US Treasury 5 Year Note Expiring December 2019 (Underlying Face Amount at Market Value - $11,637,000) (54 contracts)	$38,456	$-	$38,456
US Treasury 2 Year Note Expiring December 2019 (Underlying Face Amount at Market Value - $6,076,570) (51 contracts)	35,299	-	35,299
	$73,755	$-	$73,755

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

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended September 30, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Investment Income
Interest	$43,986	$12,667	$56,653

Expenses
Sponsor fee	18,852	31,420	50,272
CTA fee	4,033	9,652	13,685
Audit fees	22,012	13,785	35,797
Tax preparation fees	12,568	12,568	25,136
Admin/accounting/custodian/transfer agent fees	14,479	15,548	30,027
Legal fees	8,797	11,311	20,108
Printing and postage expenses	2,639	2,665	5,304
Chief Compliance Officer fees	6,295	6,283	12,578
Principal Financial Officer fees	6,295	6,283	12,578
Regulatory reporting fees	6,295	6,283	12,578
Brokerage commissions	1,866	8,297	10,163
Distribution fees	3,906	3,977	7,883
Insurance expense	3,770	3,770	7,540
Listing & calculation agent fees	3,167	3,167	6,334
Other expenses	2,193	4,211	6,404
Wholesale support fees	2,017	7,083	9,100
Total Expenses	119,184	146,303	265,487
Less: Waiver of CTA fee	-	(9,652)	(9,652)
Less: Expenses absorbed by Sponsor	(97,153)	(105,056)	(202,209)
Net Expenses	22,031	31,595	53,626
Net Investment Income (Loss)	21,955	(18,928)	3,027

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	53,483	582,026	635,509

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(22,875)	784,450	761,575
Net realized and unrealized gain (loss)	30,608	1,366,476	1,397,084
Net income (loss)	$52,563	$1,347,548	$1,400,111

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended September 30, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Investment Income
Interest	$282,736	$13,129	$295,865

Expenses
Sponsor fee	22,134	31,506	53,640
CTA fee	29,512	13,037	42,549
Audit fees	21,537	16,322	37,859
Tax preparation fees	25,205	32,393	57,598
Admin/accounting/custodian/transfer agent fees	14,191	15,476	29,667
Legal fees	8,823	11,343	20,166
Printing and postage expenses	6,553	6,553	13,106
Chief Compliance Officer fees	6,301	6,301	12,602
Principal Financial Officer fees	6,301	6,301	12,602
Regulatory reporting fees	6,301	6,301	12,602
Brokerage commissions	16,428	8,937	25,365
Distribution fees	4,410	4,158	8,568
Insurance expense	3,781	3,781	7,562
Listing & calculation agent fees	3,176	3,176	6,352
Other expenses	4,644	5,671	10,315
Wholesale support fees	14,756	7,380	22,136
Total Expenses	194,053	178,636	372,689
Less: Waiver of CTA fee	-	(13,037)	(13,037)
Less: Expenses absorbed by Sponsor	(30,066)	(125,190)	(155,256)
Net Expenses	163,987	40,409	204,396
Net Investment Income (Loss)	118,749	(27,280)	91,469

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(723,391)	303,269	(420,122)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	1,715,697	(170,585)	1,545,112
Net realized and unrealized gain (loss)	992,306	132,684	1,124,990
Net income (loss)	$1,111,055	$105,404	$1,216,459

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended September 30, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Net Assets at Beginning of Period	$11,920,149	$4,308,262	$16,228,411

Increase (decrease) in Net Assets from share transactions
Addition of -0- and -0- shares, respectively	-	-	-
Redemption of 250,000 and 225,000 shares, respectively	(5,753,900)	(3,690,262)	(9,444,162)
Net Increase (decrease) in Net Assets from share transactions	(5,753,900)	(3,690,262)	(9,444,162)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	21,955	(18,928)	3,027
Net realized gain (loss)	53,483	582,026	635,509
Change in net unrealized gain (loss)	(22,875)	784,450	761,575

Net Increase (decrease) in Net Assets from operations	52,563	1,347,548	1,400,111

Net Assets at End of Period	$6,218,812	$1,965,548	$8,184,360

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended September 30, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Net Assets at Beginning of Period	$51,774,988	$3,297,789	$55,072,777

Increase (decrease) in Net Assets from share transactions
Addition of 475,000 and -0- shares, respectively	11,786,052	-	11,786,052
Redemption of 100,000 and -0- shares, respectively	(2,475,570)	-	(2,475,570)
Net Increase (decrease) in Net Assets from share transactions	9,310,482	-	9,310,482

Increase (decrease) in Net Assets from operations
Net investment income (loss)	118,749	(27,280)	91,469
Net realized gain (loss)	(723,391)	303,269	(420,122)
Change in net unrealized gain (loss)	1,715,697	(170,585)	1,545,112

Net Increase (decrease) in Net Assets from operations	1,111,055	105,404	1,216,459

Net Assets at End of Period	$62,196,525	$3,403,193	$65,599,718

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Three Months Ended September 30, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income	$52,563	$1,347,548	$1,400,111
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(53,483)	(582,026)	(635,509)
Change in net unrealized loss (gain) on investments	22,875	(784,450)	(761,575)
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	5,845,245	1,838,424	7,683,669
Decrease (Increase) in interest receivable	204	3,112	3,316
Decrease (Increase) in segregated cash held by broker	299,184	1,496,529	1,795,713
Decrease (Increase) in options written, at fair value	(7,711)	-	(7,711)
Decrease (Increase) in receivable on open futures contracts	(73,755)	378,695	304,940
Increase (Decrease) in payable on open futures contracts	(326,457)	-	(326,457)
Increase (Decrease) in due to Sponsor	(4,765)	(5,841)	(10,606)
Increase in other accrued expenses	-	(1,729)	(1,729)
Net cash provided by (used in) operating activities	5,753,900	3,690,262	9,444,162
Cash flows from financing activities
Proceeds from sale of shares	-	-	-
Paid on redemption of shares	(5,753,900)	(3,690,262)	(9,444,162)
Net cash provided by financing activities	(5,753,900)	(3,690,262)	(9,444,162)
Net increase (decrease) in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Three Months Ended September 30, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income	$1,111,055	$105,404	$1,216,459
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	723,391	(303,269)	420,122
Change in net unrealized loss (gain) on investments	(1,715,697)	170,585	(1,545,112)
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	(8,579,574)	162,020	(8,417,554)
Increase in interest receivable	(3,148)	(297)	(3,445)
Decrease (Increase) in segregated cash held by broker	743,472	(339,901)	403,571
Increase (Decrease) in options written, at fair value	(27,773)	-	(27,773)
Decrease (Increase) in receivable on open futures contracts	(872,169)	81,680	(790,489)
Increase (Decrease) in payable on open futures contracts	(698,426)	88,905	(609,521)
Increase in due to Sponsor	8,387	737	9,124
Increase (Decrease) in accrued expenses	-	856	856
Net cash used in operating activities	(9,310,482)	(33,280)	(9,343,762)
Cash flows from financing activities
Proceeds from sale of shares	11,786,052	-	11,786,052
Paid on redemption of shares	(2,475,570)	-	(2,475,570)
Net cash provided by financing activities	9,310,482	-	9,310,482
Net increase (decrease) in cash	-	(33,280)	(33,280)
Cash, beginning of period	-	33,280	33,280
Cash, end of period	$-	$-	$-

See accompanying notes to unaudited interim combined financial statements.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements

September 30, 2019 (unaudited)

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

Effective January 1, 2018, Sit is paid a fee equal to 0.20% per annum of the value of RISE’s average daily net assets for Sit’s services as the commodity trading advisor to RISE.

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

The accompanying interim combined financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim combined financial statements. These interim combined financial statements should be read in conjunction with RISE’s annual report on Form 10-K for the year ended June 30, 2019, RISE’s prospectus dated January 22, 2019 (the “RISE Prospectus”), BDRY’s annual report on Form 10-K for the year ended June 30, 2019 and BDRY’s prospectus dated March 13, 2019 (the “BDRY Prospectus,” and together with the RISE Prospectus, the “Prospectuses”). Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of each Fund’s final net asset value for creation and redemption of Fund shares for the three months ended September 30, 2019 and 2018 was at 4:00 p.m. Eastern Time on September 30, 2019 and September 28, 2018, respectively.

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended September 30, 2019 and 2018.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Funds’ final creation/redemption NAVs at September 30, 2019 and September 28, 2018.

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

The following tables summarize RISE’s valuation of investments at September 30, 2019 and at June 30, 2019 using the fair value hierarchy:

	September 30, 2019 (unaudited)
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$6,079,526	a	$15,734	a	$(11,625	)b	$73,755	c	$6,157,390

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Options written, at fair value in the Combined Statements of Assets and Liabilities.

c – Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2019 (audited)
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$11,874,272	a	$35,625	a	$(19,336	)b	$(326,457)	c	$11,564,104

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Options written, at fair value in the Combined Statements of Assets and Liabilities.

c – Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2019 and the year ended June 30, 2019, RISE recognized no transfers from Level 1, Level 2 or Level 3.

The following table summarizes BDRY’s valuation of investments at September 30, 2019 and at June 30, 2019 using the fair value hierarchy:

	September 30, 2019 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$623,677	a	$12,720	b	$636,397

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2019 (audited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$1,095,625	a	$391,415	b	$1,487,040

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2019 and the year ended June 30, 2019, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at September 30, 2019 and June 30, 2019. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at September 30, 2019 and at June 30, 2019, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of September 30, 2019

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$15,734	*
	Receivable on open futures contracts	$73,755	**
Interest Rate Risk	—	—		Written options, at fair value	$(11,625	)*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.
**	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of June 30, 2019

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$35,625	*	Payable on open futures contracts	$(326,457	)**
Interest Rate Risk	—	—		Written options, at fair value	$(19,336	)*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.
**	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$53,483	$(22,875)

The futures and options contracts open at September 30, 2019 are indicative of the activity for the three months ended September 30, 2019.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(723,391)	$1,715,697

The futures and options contracts open at September 30, 2018 are indicative of the activity for the three months ended September 30, 2018.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of September 30, 2019

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$12,720	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2019

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$391,415	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$582,026	$784,450

The futures contracts open at September 30, 2019 are indicative of the activity for the three months ended September 30, 2019.

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $9,652 and $13,037, for the three months ended September 31, 2019 and 2018, as disclosed in the Combined Statements of Operations.

The Funds currently accrue their daily expenses up to the applicable Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Funds’ respective Expense Cap, which in the case of RISE, aggregated $97,153 and $30,066 for the three months ended September 30, 2019 and 2018, respectively, and in the case of BDRY, aggregated $105,056 and $125,190 for the three months ended September 30, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations.

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

RISE has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. RISE paid U.S. Bank $14,479 and $14,191 for the three months ended September 30, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations.

Effective March 22, 2018, BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $15,548 and $15,476 for the three months ended September 30, 2019 and, 2018, respectively, as disclosed in the Combined Statements of Operations.

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

RISE incurred $3,906 and $4,410 in distribution and related administrative services for the three months ended September 30, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations. BDRY incurred $3,977 and $4,158 for the three months ended September 31, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations.

RISE also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

RISE incurred $2,017 and $14,756 in wholesale support fees for the three months ended September 30, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations. BDRY incurred $7,083 and $7,380 in wholesale support fees for the three months ended September 30, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.08% for RISE, and 0.76% for BDRY, of the net asset value of the applicable Fund for execution and clearing services on behalf of the applicable Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. RISE incurred $1,866 and $16,428 in brokerage commissions and fees for the three months ended September 30, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations. BDRY incurred $8,297 and $8,937 in brokerage commissions and fees for the three months ended September 30, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the respective Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. RISE incurred $628 and $630, in trustee fees for the three months ended September 30, 2019 and 2018, respectively, which is included in Other Expenses in the Combined Statements of Operations. BDRY incurred $628 and $630 in trustee fees for the three months ended September 30, 2019 and 2018, respectively, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

Effective January 1, 2018, the Sponsor, in accordance with the RISE Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.00% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. RISE incurred $119,184 and $194,053 for the three months ended September 30, 2019 and 2018, respectively, in routine offering, operational, administrative or other ordinary expenses.

The assumption of Fund expenses above the RISE Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $97,153 and $30,066 for the three months ended September 30, 2019 and 2018, respectively.

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $146,303 and $178,636 for the three months ended September 30, 2019 and 2018, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $9,652 and $13,037 for the three months ended September 30, 2019 and 2018, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $105,056 and $125,190 for the three months ended September 30, 2019 and 2018, respectively.

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

Accordingly, all such expenses are not reflected in the Statements of Operations. The Funds will bear the costs of their continuous offerings of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the three months ended September 30, 2019 and 2018, neither RISE nor BDRY incurred such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2019 and 2018, respectively, nether RISE nor BDRY incurred such expenses.

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

(b) Share Transactions

SIT RISING RATE ETF

Summary of Share Transactions for the Three Months Ended September 30, 2019
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	(250,000)	(5,753,900)
Net Decrease	(250,000)	$(5,753,900)

Summary of Share Transactions for the Three Months Ended September 30, 2018
	Shares	Net Assets Increase
Shares Sold	475,000	$11,786,052
Shares Redeemed	(100,000)	(2,475,570)
Net Increase	375,000	$9,310,482

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2019
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	(225,000)	(3,690,262)
Net Decrease	(225,000)	$(3,690,262)

Summary of Share Transactions for the Three Months Ended September 30, 2018
	Shares	Net Assets Increase (Decrease)
Shares Sold	—	$—
Shares Redeemed	—	—
Net Increase (Decrease)	—	$—

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of September 31, 2019, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus. (See Note 11 below).

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three months ended September 30, 2019 and September 30, 2018, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	THREE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2019		SEPTEMBER 30, 2018
	SIT RISING	BREAKWAVE DRY BULK SHIPPING	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	RATE ETF	ETF

Net Asset Value
Net asset value per Share, beginning of period	$22.70	$13.25	$24.65	$21.98
Net investment income (loss)	0.06	(0.12)	0.05	(0.18)
Net realized and unrealized gain (loss)	(0.15)	6.52	0.43	0.88
Net Income (Loss)	(0.09)	6.40	0.48	0.70
Net Asset Value per Share, end of period	$22.61	$19.65	$25.13	$22.68
Market Value per Share, end of period	$22.63	$19.71	$25.12	$22.94
Ratios to Average Net Assets*
Expense Ratio***	1.09%	4.73%	1.11%	4.49%
Expense Ratio*** before Waiver/Assumption	5.89%	21.92%	1.32%	19.87%
Net Investment Income (Loss)	1.09%	(2.84%)	0.80%	(3.03%)
Total Return, at Net Asset Value**	(0.40%)	48.30%	1.95%	3.18%
Total Return, at Market Value**	(0.44%)	49.89%	1.91%	4.08%

*	Percentages are annualized
**	Percentages are not annualized
***	For Sit Rising Rate ETF, effective January 1, 2018, Fund expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense.

For Breakwave Dry Bulk Shipping ETF, as of inception (March 22, 2018), Fund expenses have been capped at 3.50% of average daily net assets, plus commissions and interest expense.

(11) Subsequent Events

In preparing these financial statements, the Funds have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments to the financial statements.

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

Overview

The Trust is a Delaware statutory trust formed on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently includes two separate series: Sit Rising Rate ETF (“RISE”) is the first series of the Trust and is a commodity pool that continuously issues common shares of beneficial interest that may be purchased and sold on the NYSE Arca, Inc. stock exchange (“NYSE Arca”). The second series of the Trust, Breakwave Dry Bulk Shipping ETF (“BDRY,” and together with RISE, each, a “Fund” and collectively, the “Funds”), is also a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca.

The Funds are each managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a single member limited liability company that was formed in the state of Delaware on June 12, 2014. Each Fund pays the Sponsor a management fee. The Sponsor, the Trust, and the Funds maintain their main business offices at 30 Maple Street, Suite 2, Summit, NJ 07901. The Sponsor’s telephone number is (908) 897-0518.

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

RISE commenced investment operations on February 19, 2015. RISE commenced trading on NYSE Arca on February 19, 2015 and trades under the symbol “RISE”. BDRY commenced investment operations on March 22, 2018. BDRY commenced trading on NYSE Arca on March 22, 2018. BDRY commenced trading on NYSE Arca on March 22, 2018 and trades under the symbol “BDRY”.

Each Fund is designed and managed to track the performance of a portfolio (a “Benchmark Portfolio”) consisting of futures contracts and options on futures contracts (the “Benchmark Component Instruments”).

Sit Rising Rate ETF

The Investment Objective of the Fund

RISE’s investment objective is to profit from rising interest rates by tracking the performance of a portfolio (“the Benchmark Portfolio”) consisting of exchange traded futures contracts and options on futures on 2, 5 and 10 year U.S. Treasury securities (“Treasury Instruments”) weighted to achieve a targeted negative 10 year average effective portfolio duration (the “RISE Benchmark Component Instruments”). RISE seeks to achieve its investment objective by investing in the RISE Benchmark Component Instruments currently constituting the RISE Benchmark Portfolio.

The Benchmark Portfolio

The RISE Benchmark Portfolio is maintained by Sit Fixed Income Advisors II, LLC (“Sit”), which also serves as the Fund’s commodity trading advisor (“CTA”). The RISE Benchmark Portfolio will be rebalanced, reconstituted, or both, monthly (typically on the 15th of each month or on the next business day if the 15th is a holiday, weekend, or other day on which the national stock exchanges are closed) to maintain a negative 10 year average effective duration. The RISE Benchmark Portfolio and RISE will each maintain a short position in Treasury Instruments. RISE does not use futures contracts or options to obtain leveraged investment results.

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The RISE Benchmark Component Instruments currently constituting the RISE Benchmark Portfolio as of September 30, 2019 include:

Name	Ticker	Market Value USD
US 10YR FUT OPTN DEC19P 130.00	TYZ9P130	$15,734
UNITED STATES TREAS BILLS	912796SW0	5,928,917
US 5YR NOTE DEC19	FVZ9	(6,076,570)
US 2 YR NOTE DEC19	TUZ9	(11,637,000)
US 5YR FUTR OPTN DEC19C 118.50	FVZ9C118.50	(11,625)

The RISE Benchmark Component Instruments currently constituting the RISE Benchmark Portfolio and anticipated rebalancing dates, as well as the daily holdings of the Fund, are available on the Fund’s website at www.risingrateetf.com.

The weighting of the Treasury Instruments constituting the RISE Benchmark Component Instruments will be based on each maturity’s duration contribution. The expected range for the duration weighted percentage of the 2 year and 5 year maturity Treasury Instruments will be from 30% to 70%. The expected range for the duration weighted percentage of the 10 year maturity Treasury Instruments will be from 5% to 25%. The relative weightings of the RISE Benchmark Component Instruments will be shifted between maturities when there are material changes in the shape of the yield curve, for example, if the Federal Reserve began raising short term interest rates more than long term interest rates. In such an instance, Sit, which maintains the RISE Benchmark Portfolio, will increase the weightings of the 2 year and reduce the weighting in the 10 year maturity Treasury Instruments. Conversely, Sit will do the opposite if the Federal Reserve began raising long term interest rates more than short term interest rates. Reconstitution and rebalancing each will occur monthly, on the 15th, except for as noted above or if there are radical changes in the yield curve such that effective duration is outside of a range from negative nine to negative 11 year average effective duration, in which case Sit will adjust the maturities of the Treasury Instruments before the next expected monthly reconstitution.

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

The RISE Benchmark Portfolio will be invested in RISE Benchmark Component Instruments and rebalanced, as noted above, to maintain a negative average effective portfolio duration of approximately 10 years. Duration is a measure of estimated price sensitivity relative to changes in interest rates. Portfolios with longer durations are typically more sensitive to changes in interest rates. For example, if interest rates rise by 1%, the market value of a security with an effective duration of 5 years would decrease by 5%, with all other factors being constant, and likewise the market value of a security with an effective duration of negative 5 years would increase by 5%, with all other factors being constant. Duration estimates are based on assumptions by Sit and are subject to a number of limitations. Duration is a more accurate estimate of price sensitivity provided interest rate changes are small and occur equally in short-term and long-term securities. Investments in debt securities typically decrease in value when interest rates rise. The risk is usually greater for longer-term debt securities.

The Fund will incur certain expenses in connection with its operations. The Fund will hold cash or cash equivalents such as U.S. Treasuries or other high credit quality, short-term fixed-income or similar securities for direct investment or as collateral for the Treasury Instruments and for other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. These expenses and income from the cash and cash equivalent holdings may cause imperfect correlation between changes in the Fund’s NAV and changes in the RISE Benchmark Portfolio, because the RISE Benchmark Portfolio does not reflect expenses or income.

Breakwave Dry Bulk Shipping ETF

The Investment Objective of the Fund

BDRY’s investment objective is to provide investors with exposure to the daily change in the price of dry bulk freight futures by tracking the performance of a portfolio (the “BDRY Benchmark Portfolio” and consisting of exchange-cleared futures contracts on the cost of shipping dry bulk freight (“Freight Futures”). BDRY seeks to achieve its investment objective by investing substantially all of its assets in the Freight Futures currently constituting the BDRY Benchmark Portfolio.

The Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of September 30, 2019 include:

Name	Ticker	Market Value USD
Baltic Panamax Time Charter Oct 19	BFFAP V19 Index	$261,580
Baltic Panamax Time Charter Nov 19	BFFAP X19 Index	259,660
Baltic Panamax Time Charter Dec 19	BFFAP Z19 Index	253,420
Baltic Capesize Time Charter Oct 19	BFFATC V19 Index	349,620
Baltic Capesize Time Charter Nov 19	BFFATC X19 Index	365,250
Baltic Capesize Time Charter Dec 19	BFFATC Z19 Index	363,690

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

The BDRY Benchmark Portfolio will maintain long-only positions in Freight Futures. The BDRY Benchmark Portfolio will include a combination of Capesize, Panamax and Supramax Freight Futures. More specifically, the BDRY Benchmark Portfolio will include 50% exposure in Capesize Freight Futures contracts, 40% exposure in Panamax Freight Futures contracts and 10% exposure in Supramax Freight Futures contracts. The BDRY Benchmark Portfolio will not include and the Fund will not invest in swaps, non-cleared dry bulk freight forwards or other over-the-counter derivative instruments that are not cleared through exchanges or clearing houses. The Fund may hold exchange-traded options on Freight Futures. The BDRY Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually. The Freight Futures currently constituting the Benchmark Portfolio, as well as the daily holdings of the Fund will be available on the Fund’s website at www.drybulketf.com.

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

The per Share market value of RISE and its NAV tracked closely for the three months ended September 30, 2019.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended September 30, 2019. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Fund Share Price Performance

During the three months ended September 30, 2019, the NYSE Arca market value of each Share decreased (-0.44%) from $22.73 per Share, representing the closing trade on June 28, 2019, to $22.63 per Share, representing the closing price on September 30, 2019. The Share price high and low for the three months ended September 30, 2019 and related change from the closing Share price on June 28, 2019 were as follows: Shares traded from a high of $23.01 per Share (+1.21%) on July 12, 2019 to a low of $22.07 per Share (-2.90%) on September 3, 2019.

Fund Share Net Asset Performance

For the three months ended September 30, 2019, the net asset value of each Share decreased (-0.40%) from $22.70 per Share, representing the closing net asset value per Share on June 28, 2019, to $22.61 per Share. The impact and timing of significant redemptions of Fund Shares modestly offset net gains in the investments, futures and options contracts and net investment income resulting in the overall decrease in the NAV per Share during the three months ended September 30, 2019.

Net income for the three months ended September 30, 2019, was $52,563, resulting from net realized gains on investments, futures and options contracts of $53,483, net unrealized losses on investments, futures and options contracts of $22,875 and the net investment income of $21,955.

FOR THE THREE MONTHS ENDED SEPTEMBER 31, 2018

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

Breakwave Dry Bulk Shipping ETF

During the three months ended September 30, 2019, freight rates for dry bulk experienced significant strength across all vessel classes. The Baltic Dry Index, an index that tracks global spot rates for dry bulk, increased considerably, from 1354 at the end of the second calendar quarter to 1823 at the end of the third calendar quarter, an increase of almost 35% during that period. The recovery of the lost iron ore production and exports out of Brazil due to the dam rapture earlier in the year, was the main reason for increased demand for dry bulk transportation. In addition, steel production in China, the largest consumer of iron ore and steel in the world, continued to grow at high-single digits during the period, providing further support to dry bulk rates. Coal trading also remained healthy, with China importing more volumes during the period compared to the same period last year. Partly offset those factors were lower grain volumes due to the ongoing US-China trade dispute that have affected grain exports out of the US.

During the three months ended September 30, 2019, freight futures also followed spot rates higher, as sentiment improved and expectations for both short term as well as long term rates increased. As a result, BDRY’s performance closely tracked the performance of short term dry bulk freight futures, leading to a considerable increase of the Fund’s NAV during the period. Towards the end of the quarter, and with the recovery in spot rates flattening a bit, freight futures also declined a bit, leading to similar performance in BDRY.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended September 30, 2019.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended September 30, 2019 and 2018. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Fund Share Price Performance

During the three months ended September 30, 2019, the NYSE Arca market value of each Share increased (+49.89%) from $13.15 per Share, representing the closing trade on June 28, 2019, to $19.71 per Share, representing the closing price on September 30, 2019. The Share price high and low for the three months ended September 30, 2019 and related change from the closing Share price on June 28, 2019 were as follows: Shares traded from a high of $22.11 per Share (+68.14%) on September 3, 2019 to a low of $13.35 per Share (+1.52%) on July 1, 2019.

Fund Share Net Asset Performance

For the three months ended September 30, 2019, the net asset value of each Share increased (+48.30%) from $13.25 per Share to $19.65 per Share. Gains in the investments and futures contracts more than offset the net investment loss resulting in the overall increase in the NAV per Share during the three months ended September 30, 2019.

Net income for the three months ended September 30, 2019, was $1,347,548, resulting from net realized gains on investments and futures contracts of $582,026, unrealized gains on futures contracts of $784,450 and the net investment loss of $18,928.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2018, the net asset value of each Share increased (+3.18%) from $21.98 per Share to $22.68 per Share. Gains in investments and futures contracts more than offset unrealized losses in investments and futures contracts, and Fund expenses, which resulted in the overall increase in the NAV per Share during the three months ended September 30, 2018.

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

Management believes that as of September 30, 2019, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

Off Balance Sheet Financing

As of September 30, 2019, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

RISE currently accrues its daily expenses up to the RISE Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of RISE. RISE’s total expenses amounted to $119,184 and $194,053, for the three months ended September 30, 2019 and 2018, respectively, of which $97,153 and $30,066 for the three months ended September 30, 2019 and 2018, respectively, was absorbed by the Sponsor pursuant to the RISE Expense Cap.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $105,056 and $125,190 for the three months ended September 30, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $9,652 and $13,037 for the three months ended September 30, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses up to the BDRY Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $146,303 and $178,636 for the three months ended September 30, 2019 and 2018, respectively.

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

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. A second registration statement on Form S-1 (File No. 333-222379) which replaced the original registration statement was declared effective on January 19, 2018. On September 30, 2019, 275,040 shares of the Fund were outstanding for a market capitalization of $6,224,155. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On September 30, 2019, 100,040 shares of the Fund were outstanding for a market capitalization of $1,971,788. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	RISE does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, RISE redeemed ten (10) baskets (comprising 250,000 shares) during the three months ended September 30, 2019 at an average price per share of $23.02. The following table provides information about RISES’s redemptions by Authorized Participants during the three months ended September 30, 2019:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2019	250,000	$23.02
August 2019	-	-
September 2019	-	-
Total	250,000	$23.02

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed nine (9) baskets (comprising 225,000 shares) during the three months ended September 30, 2019 at an average price per share of $16.40. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended September 30, 2019:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2019	175,000	$16.18
August 2019	-	-
September 2019	50,000	$17.16
Total	225,000	$16.40

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

Date: November 12, 2019