Form 10-Q
period 2019-12-31
ETF Managers Group Commodity Trust I
filed 2020-02-14
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2019.

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

Indicate the number of Shares outstanding, as of February 3, 2020: 250,040/(RISE)

Indicate the number of Shares outstanding, as of February 3, 2020: 275,040/(BDRY)

ETF MANAGERS GROUP COMMODITY TRUST I

i

Part I.
INTERIM FINANCIAL INFORMATION

Item 1. Interim Combined Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

December 31, 2019 (Unaudited)

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $5,528,693 and $551,232 respectively)	$5,533,113	$551,232	$6,084,345
Interest receivable	182	1,828	2,010
Segregated cash held by broker	202,475	1,866,980	2,069,455
Receivable on open futures contracts	15,878	-	15,878
Total assets	5,751,648	2,420,040	8,171,688
Liabilities
Options written, at fair value (premiums received $7,366 and $-0-, respectively)	5,906	-	5,906
Payable on open futures contracts	-	105,125	105,125
Due to Sponsor	5,256	4,886	10,142
Other liabilities	-	3,248	3,248
Total liabilities	11,162	113,259	124,421

Net Assets	$5,740,486	$2,306,781	$8,047,267

Shares outstanding (unlimited authorized)	250,040	150,040
Net asset value per share	$22.96	$15.37
Market value per share	$22.97	$15.45

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

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments

December 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

PURCHASED OPTIONS - 0.4% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $129.50 Expiring 02/21/2020 (15 contracts)	$21,797	$-	$21,797
TOTAL PURCHASED OPTIONS (cost $17,862 and $-0-, respectively)	21,797	-	21,797

SHORT-TERM INVESTMENTS - 93.1% and 0.0%, respectively
US TREASURY BILLS - 93.1% and 0.0%, respectively
United States Treasury Bills 1.453%, 01/28/2020 ($5,350,000 principal amount) (a)	5,344,368	-	5,344,368
TOTAL US TREASURY BILLS (cost $5,343,883 and $-0-, respectively)	5,344,368	-	5,344,368

MONEY MARKET FUNDS - 2.9% and 23.9%, respectively
First American US Treasury Money Market Fund, Class Z, 1.41%* (166,948 shares)	166,948	-	166,948
First American US Treasury Obligations Fund, Class X, 1.53%* (551,232 shares)	-	551,232	551,232
TOTAL MONEY MARKET FUNDS (Cost $166,948 and $551,232, respectively)	166,948	551,232	718,180
Total Investments (cost $5,528,693 and $551,232, respectively) - 96.4% and 23.9%, respectively	5,533,113	551,232	6,084,345
Other Assets in Excess of Liabilities - 3.6% and 76.1%, respectively (b)	207,373	1,755,549	1,962,922
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$5,740,486	$2,306,781	$8,047,267

*	Annualized seven-day yield as of December 31, 2019
(a)	All or a portion of this security is held as collateral for certain futures contracts and written options
(b)	$202,475 and $1,866,980, respectively, of cash is pledged as collateral for futures contracts

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
December 31, 2019	(Depreciation)	(Depreciation)	(Depreciation)

Baltic Exchange Panamax T/C Average Shipping Route Index Expiring January 31, 2020 (Underlying Face Amount at Market Value - $245,520) (30 contracts)	$-	$(31,980)	$(31,980)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring February 28, 2020 (Underlying Face Amount at Market Value - $257,640) (30 contracts)	-	(19,860)	(19,860)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring March 31, 2020 (Underlying Face Amount at Market Value - $300,390) (30 contracts)	-	22,890	22,890
Baltic Exchange Capesize Time Charter Expiring January 31, 2020 (Underlying Face Amount at Market Value - $452,165) (35 contracts)	-	10,915	10,915
Baltic Exchange Capesize Time Charter Expiring February 28, 2020 (Underlying Face Amount at Market Value - $400,085) (35 contracts)	-	(41,165)	(41,165)
Baltic Exchange Capesize Time Charter Expiring March 31, 2020 (Underlying Face Amount at Market Value - $404,040) (35 contracts)	-	(37,210)	(37,210)
Baltic Exchange Supramax Average Shipping Route Expiring January 31, 2020 (Underlying Face Amount at Market Value - $37,250) (5 contracts)	-	(5,750)	(5,750)
Baltic Exchange Supramax Average Shipping Route Expiring February 28, 2020 (Underlying Face Amount at Market Value - $38,910) (5 contracts)	-	(4,090)	(4,090)
Baltic Exchange Supramax Average Shipping Route Expiring March 31, 2020 (Underlying Face Amount at Market Value - $44,125) (5 contracts)	-	1,125	1,125
	$-	$(105,125)	$(105,125)

SIT RISING RATE ETF
Written Option Contracts
December 31, 2019

US 5 Year Note, Strike Price $118.50 Expiring 02/21/2020 (12 contracts) (Premiums received $7,366)	$(5,906)	-	$(5,906)

SIT RISING RATE ETF
Short Futures Contracts
December 31, 2019

US Treasury 2 Year Note
Expiring March 2020 (Underlying Face Amount at Market Value - $11,852,500) (55 contracts)	$4,657	$-	$4,657
US Treasury 5 Year Note
Expiring March 2020 (Underlying Face Amount at Market Value - $5,456,031) (46 contracts)	11,221	-	11,221
	$15,878	$-	$15,878

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

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended December 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Investment Income
Interest	$31,146	$6,346	$37,492

Expenses
Sponsor fee	18,852	31,420	50,272
CTA fee	3,131	6,561	9,692
Audit fees	22,012	13,785	35,797
Tax preparation fees	12,568	12,568	25,136
Admin/accounting/custodian/transfer agent fees	14,479	15,548	30,027
Legal fees	8,797	11,311	20,108
Printing and postage expenses	2,639	2,665	5,304
Chief Compliance Officer fees	6,301	6,283	12,584
Principal Financial Officer fees	6,301	6,283	12,584
Regulatory reporting fees	6,301	6,283	12,584
Brokerage commissions	927	7,202	8,129
Distribution fees	3,906	3,977	7,883
Insurance expense	3,770	3,770	7,540
Listing & calculation agent fees	3,167	3,167	6,334
Other expenses	2,193	4,211	6,404
Wholesale support fees	1,566	6,827	8,393
Interest	14	-	14
Total Expenses	116,924	141,861	258,785
Less: Waiver of CTA fee	-	(6,561)	(6,561)
Less: Expenses absorbed by Sponsor	(100,323)	(112,262)	(212,585)
Net Expenses	16,601	23,038	39,639
Net Investment Income (Loss)	14,545	(16,692)	(2,147)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(306,211)	(243,845)	(550,056)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	391,106	(117,845)	273,261
Net realized and unrealized gain (loss)	84,895	(361,690)	(276,795)
Net income (loss)	$99,440	$(378,382)	$(278,942)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended December 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Investment Income
Interest	$371,146	$13,479	$384,625

Expenses
Sponsor fee	25,103	31,506	56,609
CTA fee	33,831	10,462	44,293
Audit fees	21,537	16,322	37,859
Tax preparation fees	25,205	32,393	57,598
Admin/accounting/custodian/transfer agent fees	14,191	15,476	29,667
Legal fees	8,823	11,343	20,166
Printing and postage expenses	6,553	6,553	13,106
Chief Compliance Officer fees	6,301	6,301	12,602
Principal Financial Officer fees	6,301	6,301	12,602
Regulatory reporting fees	6,301	6,301	12,602
Brokerage commissions	19,434	6,156	25,590
Distribution fees	4,410	4,158	8,568
Insurance expense	3,781	3,781	7,562
Listing & calculation agent fees	3,176	3,176	6,352
Other expenses	4,644	5,671	10,315
Wholesale support fees	16,915	7,167	24,082
Total Expenses	206,506	173,067	379,573
Less: Waiver of CTA fee	-	(10,462)	(10,462)
Less: Expenses absorbed by Sponsor	(17,920)	(131,193)	(149,113)
Net Expenses	188,586	31,412	219,998
Net Investment Income (Loss)	182,560	(17,933)	164,627

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	266,684	(737,508)	(470,824)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(3,327,205)	137,005	(3,190,200)
Net realized and unrealized gain (loss)	(3,060,521)	(600,503)	(3,661,024)
Net income (loss)	$(2,877,961)	$(618,436)	$(3,496,397)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Six Months Ended December 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Investment Income
Interest	$75,132	$19,013	$94,145

Expenses
Sponsor fee	37,704	62,840	100,544
CTA fee	7,164	16,213	23,377
Audit fees	44,024	27,570	71,594
Tax preparation fees	25,136	25,136	50,272
Admin/accounting/custodian/transfer agent fees	28,958	31,096	60,054
Legal fees	17,594	22,622	40,216
Printing and postage expenses	5,278	5,330	10,608
Chief Compliance Officer fees	12,596	12,566	25,162
Principal Financial Officer fees	12,596	12,566	25,162
Regulatory reporting fees	12,596	12,566	25,162
Brokerage commissions	2,793	15,499	18,292
Distribution fees	7,812	7,954	15,766
Insurance expense	7,540	7,540	15,080
Listing & calculation agent fees	6,334	6,334	12,668
Other expenses	4,386	8,422	12,808
Wholesale support fees	3,583	13,910	17,493
Interest expense	14	-	14
Total Expenses	236,108	288,164	524,272
Less: Waiver of CTA fee	-	(16,213)	(16,213)
Less: Expenses absorbed by Sponsor	(197,476)	(217,318)	(414,794)
Net Expenses	38,632	54,633	93,265
Net Investment Income (Loss)	36,500	(35,620)	880

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(252,728)	338,181	85,453

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	368,231	666,605	1,034,836
Net realized and unrealized gain (loss)	115,503	1,004,786	1,120,289
Net income (loss)	$152,003	$969,166	$1,121,169

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Six Months Ended December 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Investment Income
Interest	$653,882	$26,608	$680,490

Expenses
Sponsor fee	47,237	63,012	110,249
CTA fee	63,343	23,499	86,842
Audit fees	43,074	32,644	75,718
Tax preparation fees	50,410	64,786	115,196
Admin/accounting/custodian/transfer agent fees	28,382	30,952	59,334
Legal fees	17,646	22,686	40,332
Printing and postage expenses	13,106	13,106	26,212
Chief Compliance Officer fees	12,602	12,602	25,204
Principal Financial Officer fees	12,602	12,602	25,204
Regulatory reporting fees	12,602	12,602	25,204
Brokerage commissions	35,862	15,093	50,955
Distribution fees	8,820	8,316	17,136
Insurance expense	7,562	7,562	15,124
Listing & calculation agent fees	6,352	6,352	12,704
Other expenses	9,288	11,342	20,630
Wholesale support fees	31,671	14,547	46,218
Total Expenses	400,559	351,703	752,262
Less: Waiver of CTA fee	-	(23,499)	(23,499)
Less: Expenses absorbed by Sponsor	(47,986)	(256,383)	(304,369)
Net Expenses	352,573	71,821	424,394
Net Investment Income (Loss)	301,309	(45,213)	256,096

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(456,707)	(434,239)	(890,946)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(1,611,508)	(33,580)	(1,645,088)
Net realized and unrealized gain (loss)	(2,068,215)	(467,819)	(2,536,034)
Net income (loss)	$(1,766,906)	$(513,032)	$(2,279,938)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended December 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Net Assets at Beginning of Period	$6,218,812	$1,965,548	$8,184,360

Increase (decrease) in Net Assets from share transactions
Addition of-0- and 75,000 shares, respectively	-	1,151,130	1,151,130
Redemption of 25,000 and 25,000 shares, respectively	(577,766)	(431,515)	(1,009,281)
Net Increase (decrease) in Net Assets from share transactions	(577,766)	719,615	141,849

Increase (decrease) in Net Assets from operations
Net investment income (loss)	14,545	(16,692)	(2,147)
Net realized gain (loss)	(306,211)	(243,845)	(550,056)
Change in net unrealized gain (loss)	391,106	(117,845)	273,261

Net Increase (decrease) in Net Assets from operations	99,440	(378,382)	(278,942)

Net Assets at End of Period	$5,740,486	$2,306,781	$8,047,267

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended December 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Net Assets at Beginning of Period	$62,196,525	$3,403,193	$65,599,718

Increase (decrease) in Net Assets from share transactions
Addition of 500,000 and -0- shares, respectively	12,510,953	-	12,510,953
Redemption of 475,000 and -0- shares, respectively	(11,687,830)	-	(11,687,830)
Net Increase in Net Assets from share transactions	823,123	-	823,123

Increase (decrease) in Net Assets from operations
Net investment income (loss)	182,560	(17,933)	164,627
Net realized gain (loss)	266,684	(737,508)	(470,824)
Change in net unrealized gain (loss)	(3,327,205)	137,005	(3,190,200)

Net Increase (decrease) in Net Assets from operations	(2,877,961)	(618,436)	(3,496,397)

Net Assets at End of Period	$60,141,687	$2,784,757	$62,926,444

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Six Months Ended December 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Net Assets at Beginning of Period	$11,920,149	$4,308,262	$16,228,411

Increase (decrease) in Net Assets from share transactions
Addition of -0- and 75,000 shares, respectively	-	1,151,130	1,151,130
Redemption of 275,000 and 250,000 shares, respectively	(6,331,666)	(4,121,777)	(10,453,443)
Net Increase (decrease) in Net Assets from share transactions	(6,331,666)	(2,970,647)	(9,302,313)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	36,500	(35,620)	880
Net realized gain (loss)	(252,728)	338,181	85,453
Change in net unrealized gain (loss)	368,231	666,605	1,034,836

Net Increase (decrease) in Net Assets from operations	152,003	969,166	1,121,169

Net Assets at End of Period	$5,740,486	$2,306,781	$8,047,267

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Six Months Ended December 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Net Assets at Beginning of Period	$51,774,988	$3,297,789	$55,072,777

Increase (decrease) in Net Assets from share transactions
Addition of 775,000 and -0- shares, respectively	24,297,005	-	24,297,005
Redemption of 525,000 and -0- shares, respectively	(14,163,400)	-	(14,163,400)
Net increase (decrease) in Net Assets from share transactions	10,133,605	-	10,133,605

Increase (decrease) in Net Assets from operations
Net investment gain (loss)	301,309	(45,213)	256,096
Net realized loss	(456,707)	(434,239)	(890,946)
Change in net unrealized gain (loss)	(1,611,508)	(33,580)	(1,645,088)

Net Increase (Decrease) in Net Assets from operations	(1,766,906)	(513,032)	(2,279,938)

Net Assets at End of Period	$60,141,687	$2,784,757	$62,926,444

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Six Months Ended December 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$152,003	$969,166	$1,121,169
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	252,728	(338,181)	(85,453)
Change in net unrealized loss (gain) on investments	(368,231)	(666,605)	(1,034,836)
Change in operating assets and liabilities:
Sale (purchase) of investments, net	6,492,287	1,549,179	8,041,466
Decrease in interest receivable	254	3,993	4,247
Decrease in segregated cash held by broker	162,985	964,586	1,127,571
Increase (decrease) in receivable on open futures contracts	(15,878)	391,415	375,537
Decrease in options written, at fair value	(13,430)	-	(13,430)
Increase (decrease) in payable on open futures contracts	(326,457)	105,125	(221,332)
Decrease in due to Sponsor	(4,595)	(6,813)	(11,408)
Decrease in other liabilities	-	(1,218)	(1,218)
Net cash provided by (used in) operating activities	6,331,666	2,970,647	9,302,313
Cash flows from financing activities
Proceeds from sale of shares	-	1,151,130	1,151,130
Paid on redemption of shares	(6,331,666)	(4,121,777)	(10,453,443)
Net cash provided by (used in) financing activities	(6,331,666)	(2,970,647)	(9,302,313)
Net increase (decrease) in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Six Months Ended December 31, 2018 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income	$(1,766,906)	$(513,032)	$(2,279,938)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	456,707	434,239	890,946
Change in net unrealized loss (gain) on investments	1,611,508	33,580	1,645,088
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	(11,463,712)	85,736	(11,377,976)
Decrease (Increase) in interest receivable	(1,140)	3,122	1,982
Increase in segregated cash held by broker	(571,594)	(106,007)	(677,601)
Decrease in options written, at fair value	180,930	-	180,930
Decrease in receivable on open futures contracts	-	33,580	33,580
Increase in payable on open futures contracts	1,406,708	-	1,406,708
Increase (decrease) in due to Sponsor	13,894	(1,309)	12,585
Decrease in other accrued expenses	-	(3,189)	(3,189)
Net cash provided by (used in) operating activities	(10,133,605)	(33,280)	(10,166,885)
Cash flows from financing activities
Proceeds from sale of shares	24,297,005	-	24,297,005
Paid on redemption of shares	(14,163,400)	-	(14,163,400)
Net cash provided by financing activities	10,133,605	-	10,133,605
Net increase (decrease) in cash	-	(33,280)	(33,280)
Cash, beginning of period	-	33,280	33,280
Cash, end of period	$-	$-	$-

See accompanying notes to unaudited interim combined financial statements.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements

December 31, 2019 (unaudited)

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

The accompanying interim combined financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim combined financial statements. These interim combined financial statements should be read in conjunction with RISE’s annual report on Form 10-K for the year ended June 30, 2019, RISE’s prospectus dated January 22, 2020 (the “RISE Prospectus”), BDRY’s annual report on Form 10-K for the year ended June 30, 2019 and BDRY’s prospectus dated March 13, 2019 (the “BDRY Prospectus,” and together with the RISE Prospectus, the “Prospectuses”). Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of each Fund’s final net asset value for creation and redemption of Fund shares for the three months ended December 31, 2019 and 2018 was at 4:00 p.m. Eastern Time on December 31, 2019 and December 31, 2018, respectively.

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended December 31, 2019 and 2018.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Funds’ final creation/redemption NAVs at December 31, 2019 and December 31, 2018.

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

The following tables summarize RISE’s valuation of investments at December 31, 2019 and at June 30, 2019 using the fair value hierarchy:

	December 31, 2019 (unaudited)
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$5,511,316	a	$21,797	a	$(5,906	)b	$15,878	c	$5,543,085

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

Transfers between levels are recognized at the end of the reporting period. During the six months ended December 31, 2019 and the year ended June 30, 2019, RISE recognized no transfers from Level 1, Level 2 or Level 3.

The following table summarizes BDRY’s valuation of investments at December 31, 2019 and at June 30, 2019 using the fair value hierarchy:

	December 31, 2019 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$551,232	a	$(105,125)	b	$446,107

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

Transfers between levels are recognized at the end of the reporting period. During the six months ended December 31, 2019 and the year ended June 30, 2019, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at December 31, 2019 and June 30, 2019. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at December 31, 2019 and at June 30, 2019, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of December 31, 2019

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$21,797	*	—	—
Interest Rate Risk	Receivable on open futures contracts	$15,878	**	—	—
Interest Rate Risk	—	—		Written options, at fair value	$(5,906	)*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.

**	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of June 30, 2019

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$35,625	*	Payable on open futures contracts	$(326,457	)**
Interest Rate Risk	—	—		Written options, at fair value	$(19,336	)*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.

**	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(306,211)	$391,106

The futures and options contracts open at December 31, 2019 are indicative of the activity for the three months ended December 31, 2019.

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

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(252,728)	$368,231

The futures and options contracts open at December 31, 2019 are indicative of the activity for the six months ended December 31, 2019.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2018

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(456,707)	$(1,611,508)

The futures and options contracts open at December 31, 2018 are indicative of the activity for the six months ended December 31, 2018.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of December 31, 2019

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	—	$—	Payable on open futures contracts	$(105,125)	*

*	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2019

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$391,415	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(243,845)	$(117,845)

The futures contracts open at December 31, 2019 are indicative of the activity for the three months ended December 31, 2019.

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

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$338,181	$666,605

The futures contracts open at December 31, 2019 are indicative of the activity for the six months ended December 31, 2019.

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

Effective January 1, 2018 and later extended, the Sponsor has agreed to waive receipt of the Sponsor Fee for RISE and/or assume RISE’s expenses (excluding brokerage fees, interest expense, and extraordinary expenses) so that RISE’s total annual expenses do not exceed 1.00% per annum through January 31, 2021.

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $6,561 and $10,462, for the three months ended December 31, 2019 and 2018, respectively and $16,213 and $23,499, respectively, for the six months ended December 31, 2019 and 2018, as disclosed in the Combined Statements of Operations.

The Funds currently accrue their daily expenses up to the applicable Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Funds’ respective Expense Cap, which in the case of RISE, aggregated $100,323 and $17,920 for the three months ended December 31, 2019 and 2018, respectively, and $197,476 and $47,986 for the six months ended December 31, 2018, respectively and in the case of BDRY, aggregated $112,262 and $131,193 for the three months ended December 31, 2019 and 2018, respectively, and $217,318 and $256,383 for the six months ended December 31, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations.

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

RISE has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. RISE paid U.S. Bank $14,479 and $14,191 for the three months ended December 31, 2019 and 2018, respectively, and $28,958 and $28,382 for the six months ended December 31, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations.

Effective March 22, 2018, BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $15,548 and $15,476 for the three months ended December 31, 2019 and, 2018, respectively, and $31,096 and $30,952 for the six months ended December 31, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations.

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

RISE incurred $3,906 and $4,410 in distribution and related administrative services for the three months ended December 31, 2019 and 2018, respectively, and $7,812 and $8,820 for the six months ended December 31, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations. BDRY incurred $3,977 and $4,158 for the three months ended December 31, 2019 and 2018, respectively, and $7,954 and $8,316 for the six months ended December 31, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations.

RISE also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

RISE incurred $1,566 and $16,915 in wholesale support fees for the three months ended December 31, 2019 and 2018, respectively, and $3,583 and $31,671 for the six months ended December 31, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations. BDRY incurred $6,827 and $7,167 in wholesale support fees for the three months ended December 31, 2019 and 2018, respectively, and $13,910 and $14,547 for the six months ended December 31, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.08% for RISE, and 0.76% for BDRY, of the net asset value of the applicable Fund for execution and clearing services on behalf of the applicable Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. RISE incurred $927 and $19,434 in brokerage commissions and fees for the three months ended December 31, 2019 and 2018, respectively, and $2,793 and $35,862 for the six months ended December 31, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations. BDRY incurred $7,202 and $6,156 in brokerage commissions and fees for the three months ended December 31, 2019 and 2018, respectively, and $15,499 and $15,093 for the six months ended December 31, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the respective Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. RISE incurred $628 and $630, in trustee fees for the three months ended December 31, 2019 and 2018, respectively, and $1,256 and $1,260 for the six months ended December 31, 2019 and 2018, respectively, which is included in Other Expenses in the Combined Statements of Operations. BDRY incurred $628 and $630 in trustee fees for the three months ended December 31, 2019 and 2018, respectively, and $1,256 and $1,260 for the six months ended December 31, 2019 and 2018, respectively, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

Effective January 1, 2018, the Sponsor, in accordance with the RISE Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.00% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. RISE incurred $116,924 and $206,506 for the three months ended December 31, 2019 and 2018, respectively, and $236,108 and $400,559 for the six months ended December 31, 2019 and 2018, respectively, in routine offering, operational, administrative or other ordinary expenses.

The assumption of Fund expenses above the RISE Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $100,323 and $17,920 for the three months ended December 31, 2019 and 2018, respectively, and $197,476 and $47,986 for the six months ended December 31, 2019 and 2018, respectively.

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $141,861 and $173,067 for the three months ended December 31, 2019 and 2018, respectively, and $288,164 and $351,703 for the six months ended December 31, 2019 and 2018, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $6,561 and $10,462 for the three months ended December 31, 2019 and 2018, respectively, and $16,213 and $23,499 for the six months ended December 31, 2019 and 2018, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $112,262 and $131,193 for the three months ended December 31, 2019 and 2018, respectively, and $217,318 and $256,383 for the six months ended December 31, 2019 and 2018, respectively.

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

Accordingly, all such expenses are not reflected in the Statements of Operations. The Funds will bear the costs of their continuous offerings of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the three and six months ended December 31, 2019 and 2018, neither RISE nor BDRY incurred such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended December 31, 2019 and 2018, respectively, nether RISE nor BDRY incurred such expenses.

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

(b) Share Transactions

SIT RISING RATE ETF

Summary of Share Transactions for the Three Months Ended December 31, 2019
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	(25,000)	(577,766)
Net Decrease	(25,000)	$(577,766)

Summary of Share Transactions for the Three Months Ended December 31, 2018
	Shares	Net Assets Increase
Shares Sold	500,000	$12,510,953
Shares Redeemed	(475,000)	(11,687,830)
Net Increase	25,000	$823,123

Summary of Share Transactions for the Six Months Ended December 31, 2019
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	(275,000)	(6,331,666)
Net Decrease	(275,000)	$(6,331,666)

Summary of Share Transactions for the Six Months Ended December 31, 2018
	Shares	Net Assets Increase
Shares Sold	775,000	$24,297,005
Shares Redeemed	(525,000)	(14,163,400)
Net Increase	250,000	$10,133,605

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2019
	Shares	Net Assets Increase
Shares Sold	75,000	$1,151,130
Shares Redeemed	(25,000)	(431,515)
Net Increase	50,000	$719,615

Summary of Share Transactions for the Three Months Ended December 31, 2018
	Shares	Net Assets Increase
Shares Sold	—	$—
Shares Redeemed	—	—
Net Increase	—	$—

Summary of Share Transactions for the Six Months Ended December 31, 2019
	Shares	Net Assets Decrease
Shares Sold	75,000	$1,151,130
Shares Redeemed	(250,000)	(4,121,777)
Net Decrease	(175,000)	$(2,970,647)

Summary of Share Transactions for the Six Months Ended December 31, 2018
	Shares	Net Assets Increase
Shares Sold	—	$—
Shares Redeemed	—	—
Net Increase	—	$—

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of December 31, 2019, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three months ended December 31, 2019 and December 31, 2018, respectively, and the six months ended December 31, 2019 and 2018, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	THREE MONTHS ENDED		THREE MONTHS ENDED
	DECEMBER 31, 2019		DECEMBER 31, 2018
	SIT RISING	BREAKWAVE DRY BULK SHIPPING	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	RATE ETF	ETF

Net Asset Value
Net asset value per Share, beginning of period	$22.61	$19.65	$25.13	$22.68
Net investment income (loss)	0.05	(0.17)	0.07	(0.12)
Net realized and unrealized gain (loss)	0.30	(4.11)	(1.14)	(4.00)
Net Income (Loss)	0.35	(4.28)	(1.07)	(4.12)
Net Asset Value per Share, end of period	$22.96	$15.37	$24.06	$18.56
Market Value per Share, end of period	$22.97	$15.45	$24.09	$17.92 (a)
Ratios to Average Net Assets*
Expense Ratio***	1.06%	5.09%	1.11%	4.35%
Expense Ratio*** before Waiver/Assumption	7.47%	31.35%	1.22%	23.98%
Net Investment Income (Loss)	0.93%	(3.69%)	1.08%	(2.49%)
Total Return, at Net Asset Value**	1.55%	(21.78%)	(4.26%)	(18.17%)
Total Return, at Market Value**	1.50%	(21.61%)	(4.10%)	(21.88%)

(a)	Represents the closing bid/ask mean as of December 31, 2018
*	Percentages are annualized
**	Percentages are not annualized
***	For Sit Rising Rate ETF, effective January 1, 2018, Fund expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense. For Breakwave Dry Bulk Shipping ETF, as of inception (March 22, 2018), Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions and interest expense.

	SIX MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31, 2019		DECEMBER 31, 2018
	SIT RISING	BREAKWAVE DRY BULK SHIPPING	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	RATE ETF	ETF

Net Asset Value
Net asset value per Share, beginning of period	$22.70	$13.25	$24.65	$21.98
Net investment income (loss)	0.12	(0.28)	0.12	(0.30)
Net realized and unrealized gain (loss)	0.14	2.40	(0.71)	(3.12)
Net Income (Loss)	0.26	2.12	(0.59)	(3.42)
Net Asset Value per Share, end of period	$22.96	$15.37	$24.06	18.56
Market Value per Share, end of period	$22.97	$15.45	$24.09	17.92 (a)
Ratios to Average Net Assets*
Expense Ratio***	1.08%	4.89%	1.19%	4.43%
Expense Ratio*** before Waiver/Assumption	6.59%	25.77%	1.36%	21.70%
Net Investment Income (Loss)	1.02%	(3.19%)	1.02%	(2.79%)
Total Return, at Net Asset Value**	1.15%	16.00%	(2.39%)	(15.56%)
Total Return, at Market Value**	1.06%	17.49%	(2.31%)	(18.69%)

(a)	Represents the closing bid/ask mean as of December 31, 2018
*	Percentages are annualized
**	Percentages are not annualized
***	For Sit Rising Rate ETF, effective January 1, 2018, Fund expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense. For Breakwave Dry Bulk Shipping ETF, as of inception (March 22, 2018), Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions and interest expense.

(11) Legal Proceedings

Samuel Masucci III and Bernard Karol, principals of the Sponsor, are defendants, along with certain affiliates of the Sponsor, in an action filed May 2, 2017 in the Superior Court of New Jersey captioned PureShares, LLC d/b/a PureFunds et al. v. ETF Managers Group, LLC et al., Docket No. C-63-17 (the “PureShares Action”). The PureShares Action alleges claims based on disputes arising out of contractual relationships with ETF Managers Group LLC, an affiliate of the Sponsor. The action seeks damages in unspecified amounts and injunctive relief based on breach of contract, wrongful termination, and several other theories.

Samuel Masucci III, a principal of the Sponsor, was a defendant, along with certain affiliates of the Sponsor, in a case filed on October 26, 2017 in the United States District Court for the Southern District of New York by NASDAQ, Inc. captioned Nasdaq, Inc. v. Exchange Traded Managers Group, LLC et al., Case 1:17-cv-08252 (the “Nasdaq Action”). This action arose out of the same facts and circumstances as the PureShares Action and asserts claims for breach of contract, conversion and certain other claims with respect to the same exchange traded funds as in the PureShares Action. Mr. Masucci was dismissed as a defendant pursuant to a motion to dismiss in August 2018. The matter was the subject of a bench trial in May 2019, and on December 20, 2019, the Court issued an Opinion and Order awarding compensatory damages to Plaintiff in the amount of $78,403,172.36, plus prejudgment interest. The Court also denied Plaintiff’s requests for punitive damages and equitable relief. The Adviser filed a notice of appeal from the judgment on January 19, 2020. The Sponsor believes that this judgment will not affect its ability to continue to act as CPO and Sponsor for the Funds.

(12) Subsequent Events

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

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The RISE Benchmark Component Instruments currently constituting the RISE Benchmark Portfolio as of December 31, 2019 include:

Name	Ticker	Market Value USD
US 10YR FUT OPTN FEB 20P 129.50	TYH0P129.5	$21,797
UNITED STATES TREAS BILLS	912796WQ8	5,344,368
US 5YR NOTE MAR20	FVH0	(5,456,031)
US 2 YR NOTE MAR20	TUH0	(11,852,500)
US 5YR FUTR OPTN FEB19C 118.50	FVH0C118.5	(5,906)

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

The Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of December 31, 2019 include:

Name	Ticker	Market Value USD
Baltic Panamax Time Charter Jan 20	BFFAP F20 Index	$245,520
Baltic Panamax Time Charter Feb 20	BFFAP G20 Index	257,640
Baltic Panamax Time Charter Mar 20	BFFAP H20 Index	300,390
Baltic Capesize Time Charter Jan 20	BFFATC F20 Index	452,165
Baltic Capesize Time Charter Feb 20	BFFATC G20 Index	400,085
Baltic Capesize Time Charter Mar 20	BFFATC H20 Index	404,040
Baltic Supramax T/C Average Shipping Route Jan 20	BFFAS F20 Index	37,250
Baltic Supramax T/C Average Shipping Route Feb 20	BFFAS G20 Index	38,910
Baltic Supramax T/C Average Shipping Route Mar 20	BFFAS H20 Index	44,125

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

The per Share market value of RISE and its NAV tracked closely for the three months ended December 31, 2019.

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

The per Share market value of RISE and its NAV tracked closely for the six months ended December 31, 2019.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended December 31, 2019. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the six months ended December 31, 2019. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

Fund Share Price Performance

During the three months ended December 31, 2019, the NYSE Arca market value of each Share increased (+1.50%) from $22.63 per Share, representing the closing trade on September 30, 2019, to $22.97 per Share, representing the closing price on December 31, 2019. The Share price high and low for the three months ended December 31, 2019 and related change from the closing Share price on September 30, 2019 were as follows: Shares traded from a high of $23.10 per Share (+2.08%) on December 18, 2019 to a low of $22.17 per Share (-2.03%) on October 8, 2019.

Fund Share Net Asset Performance

For the three months ended December 31, 2019, the net asset value of each Share increased (+1.55%) from $22.61 per Share, representing the closing net asset value per Share on September 30, 2019, to $22.96 per Share. The realized and unrealized net gains in the investments, futures and options contracts and net investment income resulted in the overall increase in the NAV per Share during the three months ended December 31, 2019.

Net income for the three months ended December 31, 2019, was $99,440, resulting from net realized losses on investments, futures and options contracts of $306,211, net unrealized gains on investments, futures and options contracts of $391,106 and the net investment income of $14,545.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

Fund Share Price Performance

During the six months ended December 31, 2019, the NYSE Arca market value of each Share increased (+1.06%) from $22.73 per Share, representing the closing trade on June 28, 2019, to $22.97 per Share, representing the closing price on December 31, 2019. The Share price high and low for the six months ended December 31, 2019 and related change from the closing Share price on June 28, 2019 were as follows: Shares traded from a high of $23.10 per Share (+1.63%) on December 18, 2019 to a low of $22.07 per Share (-2.90%) on September 3, 2019.

Fund Share Net Asset Performance

For the six months ended December 31, 2019, the net asset value of each Share increased (+1.15%) from $22.70 per Share, representing the closing net asset value per Share on June 28, 2019, to $22.96 per Share. The realized and unrealized net gain in the investments, futures and options contracts and net investment income resulted in the overall increase in the NAV per Share during the six months ended December 31, 2019.

Net income for the six months ended December 31, 2019, was $152,003, resulting from net realized losses on investments, futures and options contracts of $252,728, offset by net unrealized gains on investments, futures and options contracts of $368,231 and the net investment income of $36,500.

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

Net loss for the six months ended December 31, 2018, was $1,766,906, resulting from net realized losses on investments, futures and options contracts of $1,611,508, net unrealized losses on investments, futures and options contracts of $456,707 and the net investment income of $301,309.

Breakwave Dry Bulk Shipping ETF

During the three months ended December 31, 2019, freight rates experienced weakness relative to the previous quarter, with the Baltic Dry Index declining approximately 40% during the period. The relatively elevated level of rates during the previous calendar quarter combined with lower demand for iron ore from China, were the main reasons for such performance. Furthermore, with the IMO 2020 fuel regulations starting on January 1, 2020, uncertainty over availability of fuel and pricing weighed on the dry bulk freight market during the period. Partly offsetting those factors was stronger overall coal and grain volumes as a result of seasonality which usually has a positive impact on dry bulk shipping during the last quarter of the year.

During the three months ended December 31, 2019, freight futures declined compared to the previous quarter, following the declining trajectory of spot rates. As a result, BDRY’s performance closely tracked the performance of short-term dry bulk freight futures, with the Fund’s NAV steadily declining during the period. Such decline accelerated toward the end of the quarter, with the holidays negatively impacting liquidity as most market participants were away.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended December 31, 2019.

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

The per Share market value of BDRY and its NAV tracked closely for the six months ended December 31, 2019.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended December 31, 2019 and 2018, and the six months ended December 31, 2019 and 2018. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

Fund Share Price Performance

During the three months ended December 31, 2019, the NYSE Arca market value of each Share decreased (-21.61%) from $19.71 per Share, representing the closing trade on September 30, 2019, to $15.45 per Share, representing the closing price on December 31, 2019. The Share price high and low for the three months ended December 31, 2019 and related change from the closing Share price on September 30, 2019 were as follows: Shares traded from a high of $22.19 per Share (+12.58%) on October 9, 2019 to a low of $15.10 per Share (-23.39%) on December 30, 2019.

Fund Share Net Asset Performance

For the three months ended December 31, 2019, the net asset value of each Share decreased (-21.78%) from $19.65 per Share to $15.37 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the three months ended December 31, 2019.

Net loss for the three months ended December 31, 2019, was $378,382, resulting from net realized losses on investments and futures contracts of $243,845, unrealized losses on futures contracts of $117,845 and the net investment loss of $16,692.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

Fund Share Price Performance

During the six months ended December 31, 2019, the NYSE Arca market value of each Share increased (+17.49%) from $13.15 per Share, representing the closing trade on June 30, 2019, to $15.45 per Share, representing the closing price on December 31, 2019. The Share price high and low for the six months ended December 31, 2019 and related change from the closing Share price on September 30, 2019 were as follows: Shares traded from a high of $22.19 per Share (+68.75%) on October 9, 2019 to a low of $13.35 per Share (+1.52%) on July 1, 2019.

Fund Share Net Asset Performance

For the six months ended December 31, 2019, the net asset value of each Share increased (+16.00%) from $13.25 per Share to $15.37 per Share. Gains in the investments and futures contracts more than offset the net investment loss resulting in the overall increase in the NAV per Share during the six months ended December 31, 2019.

Net income for the six months ended December 31, 2019, was $969,166, resulting from net realized gains on investments and futures contracts of $338,181, unrealized gains on futures contracts of $666,605 and the net investment loss of $35,620.

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

Net loss for the six months ended December 31, 2019, was $513,032, resulting from net realized gains on investments and futures contracts of $434,239, unrealized losses on futures contracts of $33,580 and the net investment loss of $45,213.

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

Management believes that as of December 31, 2019, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

Off Balance Sheet Financing

As of December 31, 2019, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

The Sponsor has contractually agreed to waive RISE’s Sponsor Fee and/or assume RISE’s remaining expenses so that RISE’s expenses do not exceed an annual rate of 1.00%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of RISE’s average daily net assets (the “RISE Expense Cap”). The assumption of expenses and waiver of RISE’s Sponsor fee are contractual on the part of the Sponsor, through January 31, 2021. If after that date, the Sponsor no longer assumed expenses or waived RISE’s Sponsor Fee, RISE could be adversely impacted, including in its ability to achieve its investment objective.

RISE currently accrues its daily expenses up to the RISE Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of RISE. RISE’s total expenses amounted to $116,924 and $206,506, for the three months ended December 31, 2019 and 2018, respectively, and $236,108 and $400,559 for the six months ended December 31, 2019 and 2018, respectively, of which $100,323 and $17,920 for the three months ended December 31, 2019 and 2018, respectively, and $197,476 and $47,986 for the six months ended December 31, 2019 and 2018, respectively, was absorbed by the Sponsor pursuant to the RISE Expense Cap.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $112,262 and $131,193 for the three months ended December 31, 2019 and 2018, respectively, and $217,318 and $256,383, for the six months ended December 31, 2019 and 2018, respectively as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $6,561 and $10,462 for the three months ended December 31, 2019 and 2018, respectively, and $16,213 and $23,499 for the six months ended December 31, 2019 and 2018, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses up to the BDRY Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $141,861 and $173,067 for the three months ended December 31, 2019 and 2018, respectively, and $288,164 and $351,703 for the six months ended December 31, 2019 and 2018, respectively.

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

Samuel Masucci III and Bernard Karol, principals of the Sponsor, are defendants, along with certain affiliates of the Sponsor, in an action filed May 2, 2017 in the Superior Court of New Jersey captioned PureShares, LLC d/b/a PureFunds et al. v. ETF Managers Group, LLC et al., Docket No. C-63-17 (the “PureShares Action”). The PureShares Action alleges claims based on disputes arising out of contractual relationships with ETF Managers Group LLC, an affiliate of the Sponsor. The action seeks damages in unspecified amounts and injunctive relief based on breach of contract, wrongful termination, and several other theories.

Samuel Masucci III, a principal of the Sponsor, was a defendant, along with certain affiliates of the Sponsor, in a case filed on October 26, 2017 in the United States District Court for the Southern District of New York by NASDAQ, Inc. captioned Nasdaq, Inc. v. Exchange Traded Managers Group, LLC et al., Case 1:17-cv-08252 (the “Nasdaq Action”). This action arose out of the same facts and circumstances as the PureShares Action and asserts claims for breach of contract, conversion and certain other claims with respect to the same exchange traded funds as in the PureShares Action. Mr. Masucci was dismissed as a defendant pursuant to a motion to dismiss in August 2018. The matter was the subject of a bench trial in May 2019, and on December 20, 2019, the Court issued an Opinion and Order awarding compensatory damages to Plaintiff in the amount of $78,403,172.36, plus prejudgment interest. The Court also denied Plaintiff’s requests for punitive damages and equitable relief. The Adviser filed a notice of appeal from the judgment on January 19, 2020. The Sponsor believes that this judgment will not affect its ability to continue to act as CPO and Sponsor for the Funds.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. A second registration statement on Form S-1 (File No. 333-222379) which replaced the original registration statement was declared effective on January 19, 2018. On December 31, 2019, 250,040 shares of the Fund were outstanding for a market capitalization of $5,740,486. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On December 31, 2019, 150,040 shares of the Fund were outstanding for a market capitalization of $2,318,118. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	RISE does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, RISE redeemed one (1) basket (comprising 25,000 shares) during the three months ended December 31, 2019 at an average price per share of $23.11. The following table provides information about RISES’s redemptions by Authorized Participants during the three months ended December 31, 2019:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
October 2019	-	-
November 2019	-	-
December 2019	25,000	$23.11
Total	25,000	$23.11

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed one (1) basket (comprising 25,000 shares) during the three months ended December 31, 2019 at an average price per share of $17.26. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended December 31, 2019:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
October 2019	-	-
November 2019	-	-
December 2019	25,000	$17.26
Total	25,000	$17.26

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

Date: February 14, 2020