Form 10-Q
period 2020-03-31
ETF Managers Group Commodity Trust I
filed 2020-05-15
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2020.

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

Indicate the number of Shares outstanding, as of May 1, 2020: 250,040/(RISE)

Indicate the number of Shares outstanding, as of May 1, 2020: 3,800,040/(BDRY)

ETF MANAGERS GROUP COMMODITY TRUST I

i

Part I.
INTERIM FINANCIAL INFORMATION

Item 1. Interim Combined Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

March 31, 2020 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $4,886,901 and $2,556,475 respectively)	$4,873,652	$2,556,475	$7,430,127
Interest receivable	26	2,154	2,180
Segregated cash held by broker	683,353	14,744,021	15,427,374
Receivable for Fund shares sold	-	3,247,950	3,247,950
Total assets	5,557,031	20,550,600	26,107,631
Liabilities
Options written, at fair value (premiums received $8,827 and $-0-, respectively)	18,867	-	18,867
Payable on open futures contracts	400,059	1,976,295	2,376,354
Due to Sponsor	4,434	41,293	45,727
Other liabilities	-	14,146	14,146
Total liabilities	423,360	2,031,734	2,455,094

Net Assets	$5,133,671	$18,518,866	$23,652,537

Shares outstanding (unlimited authorized)	250,040	2,850,040
Net asset value per share	$20.53	$6.50
Market value per share	$20.53	$6.39

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

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments

March 31, 2020 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

PURCHASED OPTIONS - 0.3% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $138.00 Expiring 05/22/2020 (16 contracts)	$16,000	$-	$16,000
TOTAL PURCHASED OPTIONS (cost $51,053 and $-0-, respectively)	16,000	-	16,000

SHORT-TERM INVESTMENTS - 94.4% and 0.0%, respectively
US TREASURY BILLS - 94.4% and 0.0%, respectively
United States Treasury Bills
0.0763%, 07/23/2020 ($4,850,000 principal amount) (a)	4,848,915	-	4,848,915
TOTAL US TREASURY BILLS (cost $4,827,111 and $-0-, respectively)	4,848,915	-	4,848,915

MONEY MARKET FUNDS - 0.2% and 13.8%, respectively
First American US Treasury Money Market Fund, Class Z, 0.37%* (8,737 shares)	8,737	-	8,737
First American US Treasury Obligations Fund, Class X, 0.32%* (2,556,475 shares)	-	2,556,475	2,556,475
TOTAL MONEY MARKET FUNDS (Cost $8,737 and $551,232, respectively)	8,737	2,556,475	2,565,212

Total Investments (cost $4,886,901 and $2,556,475, respectively) - 94.9% and 13.8%, respectively	4,873,652	2,556,475	7,430,127
Other Assets in Excess of Liabilities - 5.1% and 86.2%, respectively (b)	260,019	15,962,391	16,222,410
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$5,133,671	$18,518,866	$23,652,537

*	Annualized seven-day yield as of March 31, 2020
(a)	All or a portion of this security is held as collateral for certain futures contracts and written options
(b)	$-0- and $14,744,021, respectively, of cash is pledged as collateral for futures contracts

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
March 31, 2020	(Depreciation)	(Depreciation)	(Depreciation)

Baltic Exchange Panamax T/C Average Shipping Route Index Expiring April 30, 2020 (Underlying Face Amount at Market Value - $1,539,955) (235 contracts)	$-	$(598,920)	$(598,920)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring May 29, 2020 (Underlying Face Amount at Market Value - $1,592,430) (210 contracts)	-	(395,195)	(395,195)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring June 30, 2020 (Underlying Face Amount at Market Value - $1,748,880) (210 contracts)	-	(246,245)	(246,245)
Baltic Exchange Supramax Average Shipping Route Expiring April 30, 2020 (Underlying Face Amount at Market Value - $897,760) (160 contracts)	-	(340,115)	(340,115)
Baltic Exchange Supramax Average Shipping Route Expiring May 29, 2020 (Underlying Face Amount at Market Value - $613,415) (95 contracts)	-	(210,460)	(210,460)
Baltic Exchange Supramax Average Shipping Route Expiring June 30, 2020 (Underlying Face Amount at Market Value - $661,580) (95 contracts)	-	(162,295)	(162,295)
Baltic Capesize Time Charter Expiring April 30, 2020 (Underlying Face Amount at Market Value - $2,444,970) (330 contracts)	-	(313,655)	(313,655)
Baltic Capesize Time Charter Expiring May 29, 2020 (Underlying Face Amount at Market Value - $2,752,625) (305 contracts)	-	(56,250)	(56,250)
Baltic Capesize Time Charter Expiring June 30, 2020 (Underlying Face Amount at Market Value - $3,221,715) (305 contracts)	-	346,840	346,840

	$-	$(1,976,295)	$(1,976,295)

SIT RISING RATE ETF
Written Option Contracts
March 31, 2020

US 5 Year Note, Strike Price $120.25 Expiring 05/22/2020 (1 contract)
(Premiums received $637)	$(5,195)	-	$(5,195)
US 5 Year Note, Strike Price $124.25 Expiring 05/22/2020 (10 contracts)
(Premiums received $8,190)	(13,672)	-	(13,672)

	$(18,867)	-	$(18,867)

SIT RISING RATE ETF
Short Futures Contracts
March 31, 2020

US Treasury 2 Year Note
Expiring June 2020 (Underlying Face Amount at Market Value - $10,798,758) (49 contracts)	$(200,365)	$-	$(200,365)
US Treasury 5 Year Note
Expiring June 2020 (Underlying Face Amount at Market Value - $4,889,016) (39 contracts)	(199,694)	-	(199,694)
	$(400,059)	$-	$(400,059)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments

June 30, 2019

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED
PURCHASED OPTIONS - 0.3% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $123.50 Expiring 08/23/19 (40 contracts)	$35,625	$-	$35,625
TOTAL PURCHASED OPTIONS (Cost $58,883)	35,625	-	35,625

SHORT-TERM INVESTMENTS - 97.2% and 0.0%, respectively
US TREASURY BILLS - 97.2% and 0.0%, respectively
United States Treasury Bills 2.082%, 12/12/2019 ($11,700,000 principal amount) (a)	11,591,734	-	11,591,734
TOTAL US TREASURY BILLS (Cost $11,586,722)	11,591,734	-	11,591,734

MONEY MARKET FUNDS - 1.4% and 25.4%, respectively
First American US Treasury Money Market Fund, Class Z, 2.40% (b) (282,538 shares)	282,538	-	282,538
First American US Treasury Obligations Fund, Class X, 2.27% (b) (1,095,625 shares)	-	1,095,625	1,095,625
TOTAL MONEY MARKET FUNDS (Cost $282,538 and $1,095,625, respectively	282,538	1,095,625	1,378,163
Total Investments (Cost $11,928,143 and $1,095,625, respectively) - 99.9% and 25.4%, respectively	11,909,897	1,095,625	13,005,522
Other Assets in Excess of Liabilities - 0.1% and 74.6%, respectively (a)	10,252	3,212,637	3,222,889
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$11,920,149	$4,308,262	$16,228,411

(a)	All or a portion of this security is held as collateral for futures contracts and written options.
(b)	Annualized seven-day yield as of June 30, 2019.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
June 30, 2019	(Depreciation)	(Depreciation)	(Depreciation)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 26, 2019 (Underlying Face Amount at Market Value - $489,015) (45 contracts)	$-	$25,015	$25,015
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 30, 2019 (Underlying Face Amount at Market Value - $497,835) (45 contracts)	-	33,835	33,835
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 27, 2019 (Underlying Face Amount at Market Value - $495,945) (45 contracts)	-	31,945	31,945
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 26, 2019 (Underlying Face Amount at Market Value - $147,435) (15 contracts)	-	(5,565)	(5,565)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 30, 2019 (Underlying Face Amount at Market Value - $158,250) (15 contracts)	-	5,250	5,250
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 27, 2019 (Underlying Face Amount at Market Value - $161,505) (15 contracts)	-	8,505	8,505
Baltic Capesize Time Charter Expiring July 26, 2019 (Underlying Face Amount at Market Value - $732,680) (40 contracts)	-	104,930	104,930
Baltic Capesize Time Charter Expiring August 30, 2019 (Underlying Face Amount at Market Value - $719,840) (40 contracts)	-	92,090	92,090
Baltic Capesize Time Charter Expiring September 27, 2019 (Underlying Face Amount at Market Value - $723,160) (40 contracts)	-	95,410	95,410
	$-	$391,415	$391,415

SIT RISING RATE ETF
Written Option Contracts
June 30, 2019

US 5 Year Note, Strike Price $117.75 Expiring 08/23/2019 (25 contracts) (Premiums received $16,128)	$(19,336)	$-	$(19,336)

SIT RISING RATE ETF
Short Futures Contracts
June 30, 2019

US Treasury 5 Year Note Expiring September 2019 (Underlying Face Amount at Market Value - $12,051,938) (102 contracts)	$(182,361)	$-	$(182,361)
US Treasury 2 Year Note Expiring September 2019 (Underlying Face Amount at Market Value - $22,809,047) (106 contracts)	(144,096)	-	(144,096)
	$(326,457)	$-	$(326,457)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended March 31, 2020 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Investment Income
Interest	$20,709	$16,214	$36,923

Expenses
Sponsor fee	18,647	31,078	49,725
CTA fee	2,740	25,190	27,930
Audit fees	21,889	13,715	35,604
Tax preparation fees	12,432	12,432	24,864
Admin/accounting/custodian/transfer agent fees	14,322	15,379	29,701
Legal fees	8,701	11,188	19,889
Printing and postage expenses	2,610	2,636	5,246
Chief Compliance Officer fees	6,158	6,215	12,373
Principal Financial Officer fees	6,158	6,215	12,373
Regulatory reporting fees	6,158	6,215	12,373
Brokerage commissions	1,120	61,408	62,528
Distribution fees	3,863	3,933	7,796
Insurance expense	3,729	3,729	7,458
Listing & calculation agent fees	3,132	3,132	6,264
Other expenses	2,169	4,165	6,334
Wholesale support fees	1,369	8,301	9,670
Interest	12	9	21
Total Expenses	115,209	214,940	330,149
Less: Waiver of CTA fee	-	(25,190)	(25,190)
Less: Expenses absorbed by Sponsor	(100,377)	(67,532)	(167,909)
Net Expenses	14,832	122,218	137,050
Net Investment Income (Loss)	5,877	(106,004)	(100,127)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(167,895)	(2,727,061)	(2,894,956)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(444,797)	(1,871,170)	(2,315,967)
Net realized and unrealized gain (loss)	(612,692)	(4,598,231)	(5,210,923)
Net income (loss)	$(606,815)	$(4,704,235)	$(5,311,050)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended March 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Investment Income
Interest	$249,816	$11,574	$261,390

Expenses
Sponsor fee	$19,252	$30,821	$50,073
CTA fee	21,152	8,427	29,579
Audit fees	21,304	16,130	37,434
Tax preparation fees	24,657	24,657	49,314
Admin/accounting/custodian/transfer agent fees	13,883	15,140	29,023
Legal fees	8,631	11,096	19,727
Printing and postage expenses	6,411	6,411	12,822
Chief Compliance Officer fees	6,164	6,164	12,328
Principal Financial Officer fees	6,164	6,164	12,328
Regulatory reporting fees	6,164	6,164	12,328
Brokerage commissions	11,906	9,450	21,356
Distribution fees	4,314	4,068	8,382
Insurance expense	3,699	3,699	7,398
Listing & calculation agent fees	3,107	3,107	6,214
Other expenses	4,543	5,548	10,091
Wholesale support fees	10,577	6,862	17,439
Total Expenses	171,928	163,908	335,836
Less: Waiver of CTA fee	-	(8,427)	(8,427)
Less: Expenses absorbed by Sponsor	(54,256)	(125,689)	(179,945)
Net Expenses	117,672	29,792	147,464
Net Investment Income (Loss)	$132,144	$(18,218)	$113,926

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	$(2,457,815)	$(956,887)	$(3,414,702)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	1,778,789	(511,380)	1,267,409
Net realized and unrealized gain (loss)	(679,026)	(1,468,267)	(2,147,293)
Net income (loss)	$(546,882)	$(1,486,485)	$(2,033,367)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Nine Months Ended March 31, 2020 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Investment Income
Interest	$95,841	$35,227	$131,068

Expenses
Sponsor fee	56,351	93,918	150,269
CTA fee	9,904	41,403	51,307
Audit fees	65,913	41,285	107,198
Tax preparation fees	37,568	37,568	75,136
Admin/accounting/custodian/transfer agent fees	43,280	46,475	89,755
Legal fees	26,295	33,810	60,105
Printing and postage expenses	7,888	7,966	15,854
Chief Compliance Officer fees	18,754	18,781	37,535
Principal Financial Officer fees	18,754	18,781	37,535
Regulatory reporting fees	18,754	18,781	37,535
Brokerage commissions	3,913	76,907	80,820
Distribution fees	11,675	11,887	23,562
Insurance expense	11,269	11,269	22,538
Listing & calculation agent fees	9,466	9,466	18,932
Other expenses	6,555	12,587	19,142
Wholesale support fees	4,952	22,211	27,163
Interest expense	26	9	35
Total Expenses	351,317	503,104	854,421
Less: Waiver of Sponsor fee	-	-	-
Less: Waiver of CTA fee	-	(41,403)	(41,403)
Less: Expenses absorbed by Sponsor	(297,853)	(284,850)	(582,703)
Net Expenses	53,464	176,851	230,315
Net Investment Income (Loss)	42,377	(141,624)	(99,247)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(420,623)	(2,388,880)	(2,809,503)

Change in Unrealized Gain (Loss) on			-
Investments, futures and options contracts	(76,566)	(1,204,565)	(1,281,131)
Net realized and unrealized gain (loss)	(497,189)	(3,593,445)	(4,090,634)
Net income (loss)	$(454,812)	$(3,735,069)	$(4,189,881)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Nine Months Ended March 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Investment Income
Interest	$903,698	$38,182	$941,880

Expenses
Sponsor fee	$66,489	$93,833	$160,322
CTA fee	84,495	31,926	116,421
Audit fees	64,378	48,774	113,152
Tax preparation fees	75,067	89,443	164,510
Admin/accounting/custodian/transfer agent fees	42,265	46,092	88,357
Legal fees	26,277	33,782	60,059
Printing and postage expenses	19,517	19,517	39,034
Chief Compliance Officer fees	18,766	18,766	37,532
Principal Financial Officer fees	18,766	18,766	37,532
Regulatory reporting fees	18,766	18,766	37,532
Brokerage commissions	47,768	24,543	72,311
Distribution fees	13,134	12,384	25,518
Insurance expense	11,261	11,261	22,522
Listing & calculation agent fees	9,459	9,459	18,918
Other expenses	13,831	16,890	30,721
Wholesale support fees	42,248	21,409	63,657
Total Expenses	572,487	515,611	1,088,098
Less: Waiver of CTA fee	-	(31,926)	(31,926)
Less: Expenses absorbed by Sponsor	(102,242)	(382,072)	(484,314)
Net Expenses	470,245	101,613	571,858
Net Investment Income (Loss)	$433,453	$(63,431)	$370,022

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	$(2,914,522)	$(1,391,126)	(4,305,648)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	167,281	(544,960)	(377,679)
Net realized and unrealized gain (loss)	(2,747,241)	(1,936,086)	(4,683,327)
Net income (loss)	$(2,313,788)	$(1,999,517)	$(4,313,305)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended March 31, 2020 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$5,740,486	$2,306,781	$8,047,267

Increase (decrease) in Net Assets from share transactions
Addition of-0- and 2,775,000 shares, respectively	-	21,611,870	21,611,870
Redemption of -0- and 50,000 shares, respectively	-	(695,550)	(695,550)
Net Increase (decrease) in Net Assets from share transactions	-	20,916,320	20,916,320

Increase (decrease) in Net Assets from operations
Net investment income (loss)	5,877	(106,004)	(100,127)
Net realized gain (loss)	(167,895)	(2,727,061)	(2,894,956)
Change in net unrealized gain (loss)	(444,797)	(1,871,170)	(2,315,967)

Net Increase (decrease) in Net Assets from operations	(606,815)	(4,704,235)	(5,311,050)

Net Assets at End of Period	$5,133,671	$18,518,866	$23,652,537

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended March 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$60,141,687	$2,784,757	$62,926,444

Increase (decrease) in Net Assets from share transactions
Addition of -0- and 175,000 shares, respectively	-	1,795,803	1,795,803
Redemption of 1,275,000 and -0- shares, respectively	(30,628,345)	-	(30,628,345)
Net Increase in Net Assets from share transactions	(30,628,345)	1,795,803	(28,832,542)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	132,144	(18,218)	113,926
Net realized gain (loss)	(2,457,815)	(956,887)	(3,414,702)
Change in net unrealized gain (loss)	1,778,789	(511,380)	1,267,409

Net Increase (decrease) in Net Assets from operations	(546,882)	(1,486,485)	(2,033,367)

Net Assets at End of Period	$28,966,460	$3,094,075	$32,060,535

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Nine Months Ended March 31, 2020 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$11,920,149	$4,308,262	$16,228,411

Increase (decrease) in Net Assets from share transactions
Addition of -0- and 2,850,000 shares, respectively	-	22,763,000	22,763,000
Redemption of 275,000 and 300,000 shares, respectively	(6,331,666)	(4,817,327)	(11,148,993)
Net Increase (decrease) in Net Assets from share transactions	(6,331,666)	17,945,673	11,614,007

Increase (decrease) in Net Assets from operations
Net investment income (loss)	42,377	(141,624)	(99,247)
Net realized gain (loss)	(420,623)	(2,388,880)	(2,809,503)
Change in net unrealized gain (loss)	(76,566)	(1,204,565)	(1,281,131)

Net Increase (decrease) in Net Assets from operations	(454,812)	(3,735,069)	(4,189,881)

Net Assets at End of Period	$5,133,671	$18,518,866	$23,652,537

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Nine Months Ended March 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$51,774,988	$3,297,789	$55,072,777

Increase (decrease) in Net Assets from share transactions
Addition of 975,000 and 175,000 shares, respectively	24,297,005	1,795,803	26,092,808
Redemption of 1,850,000 and -0- shares, respectively	(44,791,745)	-	(44,791,745)
Net increase (decrease) in Net Assets from share transactions	(20,494,740)	1,795,803	(18,698,937)

Increase (decrease) in Net Assets from operations
Net investment gain (loss)	433,453	(63,431)	370,022
Net realized loss	(2,914,522)	(1,391,126)	(4,305,648)
Change in net unrealized gain (loss)	167,281	(544,960)	(377,679)

Net Increase (Decrease) in Net Assets from operations	(2,313,788)	(1,999,517)	(4,313,305)

Net Assets at End of Period	$28,966,460	$3,094,075	$32,060,535

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Nine Months Ended March 31, 2020 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$(454,812)	$(3,735,069)	$(4,189,881)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	420,623	2,388,880	2,809,503
Change in net unrealized loss (gain) on investments	76,566	1,204,565	1,281,131
Change in operating assets and liabilities:
Sale (purchase) of investments, net	6,539,056	(5,054,295)	1,484,761
Decrease in interest receivable	410	3,667	4,077
Increase in segregated cash held by broker	(317,893)	(11,912,455)	(12,230,348)
Increase in receivable on open futures contracts	-	(2,856,535)	(2,856,535)
Decrease in options written, at fair value	(469)	-	(469)
Increase (decrease) in payable on open futures contracts	73,602	1,976,295	2,049,897
Increase (Decrease) in due to Sponsor	(5,417)	29,594	24,177
Increase in other liabilities	-	9,680	9,680
Net cash provided by (used in) operating activities	6,331,666	(17,945,673)	(11,614,007)
Cash flows from financing activities
Proceeds from sale of shares	-	22,763,000	22,763,000
Paid on redemption of shares	(6,331,666)	(4,817,327)	(11,148,993)
Net cash provided by (used in) financing activities	(6,331,666)	17,945,673	11,614,007
Net increase (decrease) in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Nine Months Ended March 31, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income	$(2,313,788)	$(1,999,517)	$(4,313,305)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	2,914,522	1,391,126	4,305,648
Change in net unrealized loss (gain) on investments	(167,281)	544,960	377,679
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	19,637,714	(1,783,115)	17,854,599
Increase in Deposits with brokers for futures	(144,758)	(2,178,370)	(2,323,128)
Increase in Variation Margin on futures	(115,742)	-	(115,742)
Increase in interest receivable	(751)	(46)	(797)
Decrease in segregated cash held by broker	1,386,738	1,941,874	3,328,612
Decrease in receivable on open futures contracts	-	81,680	81,680
Increase in other assets	-	(21,906)	(21,906)
Decrease in options written, at fair value	(16,953)	-	(16,953)
Increase in payable for Fund shares redeemed	4,706,340	-	4,706,340
Decrease in Variation Margin on futures	-	198,550	198,550
Increase (decrease) in payable on open futures contracts	(698,426)	-	(698,426)
Decrease in due to Sponsor	(12,824)	(1,130)	(13,954)
Increase (Decrease) in other liabilities and accrued expenses	26,289	(3,189)	23,100
Net cash provided by (used in) operating activities	25,201,080	(1,829,083)	23,371,997
Cash flows from financing activities
Proceeds from sale of shares	24,297,005	1,795,803	26,092,808
Paid on redemption of shares	(44,791,745)	-	(44,791,745)
Net cash provided by financing activities	(20,494,740)	1,795,803	(18,698,937)
Net increase (decrease) in cash	4,706,340	(33,280)	4,673,060
Cash, beginning of period	-	33,280	33,280
Cash, end of period	$4,706,340	$-	$4,706,340

See accompanying notes to unaudited interim combined financial statements.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements

March 31, 2020 (unaudited)

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

The accompanying interim combined financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim combined financial statements. These interim combined financial statements should be read in conjunction with RISE’s annual report on Form 10-K for the year ended June 30, 2019, RISE’s prospectus dated January 22, 2020 (the “RISE Prospectus”), BDRY’s annual report on Form 10-K for the year ended June 30, 2019 and BDRY’s prospectus dated March 13, 2020 (the “BDRY Prospectus,” and together with the RISE Prospectus, the “Prospectuses”). Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of each Fund’s final net asset value for creation and redemption of Fund shares for the three months ended March 31, 2020 and 2019 was at 4:00 p.m. Eastern Time on March 31, 2020 and March 29, 2019, respectively.

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended March 31, 2020 and 2019.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Funds’ final creation/redemption NAVs at March 31, 2020 and March 29, 2019.

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

The following tables summarize RISE’s valuation of investments at March 31, 2020 and at June 30, 2019 using the fair value hierarchy:

	March 31, 2020 (unaudited)
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$4,857,652	a	$16,000	a	$(18,867	)b	$(400,059)	c	$4,454,726

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

Transfers between levels are recognized at the end of the reporting period. During the nine months ended March 31, 2020 and the year ended June 30, 2019, RISE recognized no transfers from Level 1, Level 2 or Level 3.

The following table summarizes BDRY’s valuation of investments at March 31, 2020 and at June 30, 2019 using the fair value hierarchy:

	March 31, 2020 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$2,556,475	a	$(1,976,295)	b	$580,180

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

Transfers between levels are recognized at the end of the reporting period. During the nine months ended March 31, 2020 and the year ended June 30, 2019, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at March 31, 2020 and June 30, 2019. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at March 31, 2020 and at June 30, 2019, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of March 31, 2020

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$16,000	*	Payable on open futures contracts	$(400,059	)**
Interest Rate Risk	—	—		Written options, at fair value	$(18,867	)*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.

**	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of June 30, 2019

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$35,625	*	Payable on open futures contracts	$(326,457	)**
Interest Rate Risk	—	—		Written options, at fair value	$(19,336	)*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.

**	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2020

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(167,895)	$(444,797)

The futures and options contracts open at March 31, 2020 are indicative of the activity for the three months ended March 31, 2020.

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

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2020

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(420,623)	$(76,566)

The futures and options contracts open at March 31, 2020 are indicative of the activity for the nine months ended March 31, 2020.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(2,914,522)	$167,281

The futures and options contracts open at March 31, 2019 are indicative of the activity for the nine months ended March 31, 2019.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of March 31, 2020

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk			Payable on open futures contracts	$(1,976,295)	*

*	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2019

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$391,415	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2020

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(2,727,061)	$(1,871,170)

The futures contracts open at March 31, 2020 are indicative of the activity for the three months ended March 31, 2020.

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

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2020

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(2,388,880)	$(1,204,565)

The futures contracts open at March 31, 2020 are indicative of the activity for the nine months ended March 31, 2020.

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

Further, effective January 1, 2018, RISE’s CTA fee, calculated daily and paid monthly in arrears, is .20% per annum of average daily net assets.

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $25,190 and $8,427, for the three months ended March 31, 2020 and 2019, respectively and $41,403 and $31,926, respectively, for the nine months ended March 31, 2020 and 2019, as disclosed in the Combined Statements of Operations.

The Funds currently accrue their daily expenses up to the applicable Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Funds’ respective Expense Cap, which in the case of RISE, aggregated $100,377 and $54,256 for the three months ended March 31, 2020 and 2019, respectively, and $297,853 and $102,242 for the nine months ended March 31, 2020 and March 31, 2019, respectively and in the case of BDRY, aggregated $67,532 and $125,689 for the three months ended March 31, 2020 and 2019, respectively, and $284,850 and $382,072 for the nine months ended March 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

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

RISE has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. RISE paid U.S. Bank $14,322 and $13,883 for the three months ended March 31, 2020 and 2019, respectively, and $43,280 and $42,265 for the nine months ended March 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $15,379 and $15,140 for the three months ended March 31, 2020 and 2019, respectively, and $46,475 and $46,092 for the nine months ended March 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

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

RISE incurred $3,863 and $4,314 in distribution and related administrative services for the three months ended March 31, 2020 and 2019, respectively, and $11,675 and $13,134 for the nine months ended March 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations. BDRY incurred $3,933 and $4,068 for the three months ended March 31, 2020 and 2019, respectively, and $11,887 and $12,384 for the nine months ended March 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

RISE also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

RISE incurred $1,369 and $10,577 in wholesale support fees for the three months ended March 31, 2020 and 2019, respectively, and $4,952 and $42,248 for the nine months ended March 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations. BDRY incurred $8,301 and $6,862 in wholesale support fees for the three months ended March 31, 2020 and 2019, respectively, and $22,211 and $21,409 for the nine months ended March 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.09% for RISE, and 0.40% for BDRY, of the net asset value of the applicable Fund for execution and clearing services on behalf of the applicable Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. RISE incurred $1,120 and $11,906 in brokerage commissions and fees for the three months ended March 31, 2020 and 2019, respectively, and $3,913 and $47,768 for the nine months ended March 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations. BDRY incurred $61,408 and $9,450 in brokerage commissions and fees for the three months ended March 31, 2020 and 2019, respectively, and $76,907 and $24,543 for the nine months ended March 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the respective Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. RISE incurred $621 and $616, in trustee fees for the three months ended March 31, 2020 and 2019, respectively, and $1,878 and $1,877 for the nine months ended March 31, 2020 and 2019, respectively, which is included in Other Expenses in the Combined Statements of Operations. BDRY incurred $621 and $616 in trustee fees for the three months ended March 31, 2020 and 2019, respectively, and $1,878 and $1,877 for the nine months ended March 31, 2020 and 2019, respectively, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the RISE Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.00% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. RISE incurred $115,209 and $171,928 for the three months ended March 31, 2020 and 2019, respectively, and $351,317 and $572,487 for the nine months ended March 31, 2020 and 2019, respectively, in routine offering, operational, administrative or other ordinary expenses.

The assumption of Fund expenses above the RISE Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $100,377 and $54,256 for the three months ended March 31, 2020 and 2019, respectively, and $297,853 and $102,242 for the nine months ended March 31, 2020 and 2019, respectively.

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $214,940 and $163,908 for the three months ended March 31, 2020 and 2019, respectively, and $503,104 and $515,611 for the nine months ended March 31, 2020 and 2019, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $25,190 and $8,427 for the three months ended March 31, 2020 and 2019, respectively, and $41,403 and $31,926 for the nine months ended March 31, 2020 and 2019, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $67,532 and $125,689 for the three months ended March 31, 2020 and 2019, respectively, and $284,850 and $382,072 for the nine months ended March 31, 2020 and 2019, respectively.

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

Accordingly, all such expenses are not reflected in the Statements of Operations. The Funds will bear the costs of their continuous offerings of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the three and nine months ended March 31, 2020 and 2019, neither RISE nor BDRY incurred such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended March 31, 2020 and 2019, respectively, nether RISE nor BDRY incurred such expenses.

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

(b) Share Transactions

SIT RISING RATE ETF

Summary of Share Transactions for the Three Months Ended March 31, 2020
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	—	—
Net Decrease	—	$—

Summary of Share Transactions for the Three Months Ended March 31, 2019
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	(1,275,000)	(30,628,345)
Net Increase	(1,275,000)	$(30,628,345)

Summary of Share Transactions for the Nine Months Ended March 31, 2020
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	(275,000)	(6,331,666)
Net Decrease	(275,000)	$(6,331,666)

Summary of Share Transactions for the Nine Months Ended March 31, 2019
	Shares	Net Assets Decrease
Shares Sold	975,000	$24,297,005
Shares Redeemed	(1,850,000)	(44,791,745)
Net Increase	(875,000)	$(20,494,740)

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2020
	Shares	Net Assets Increase
Shares Sold	2,775,000	$21,611,870
Shares Redeemed	(50,000)	(695,550)
Net Increase	2,725,000	$20,916,320

Summary of Share Transactions for the Three Months Ended March 31, 2019
	Shares	Net Assets Increase
Shares Sold	175,000	$1,795,803
Shares Redeemed	—	—
Net Increase	175,000	$1,795,803

Summary of Share Transactions for the Nine Months Ended March 31, 2020
	Shares	Net Assets Increase
Shares Sold	2,850,000	$22,763,000
Shares Redeemed	(300,000)	(4,817,327)
Net Decrease	2,550,000	$(17,945,673)

Summary of Share Transactions for the Nine Months Ended March 31, 2019
	Shares	Net Assets Increase
Shares Sold	175,000	$1,795,803
Shares Redeemed	—	—
Net Increase	175,000	$1,795,803

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

(c) Natural Disaster/Epidemic Risk

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics, have been and may be highly disruptive to economies and markets, adversely impacting individual companies, sectors, industries, markets, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s investments. Given the increasing interdependence among global economies and markets, conditions in one country, market, or region are increasingly likely to adversely affect markets, issuers, and/or foreign exchange rates in other countries, including the U.S. Any such events could have a significant adverse impact on the value of the Fund’s investments.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of March 31, 2020, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three months ended March 31, 2020 and March 31, 2019, respectively, and the nine months ended March 31, 2020 and 2019, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31, 2020		MARCH 31, 2019
	SIT RISING	BREAKWAVE DRY BULK SHIPPING	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	RATE ETF	ETF

Net Asset Value
Net asset value per Share, beginning of period	$22.96	$15.37	$24.06	$18.56
Net investment income (loss)	0.02	(0.11)	0.08	(0.09)
Net realized and unrealized gain (loss)	(2.45)	(8.76)	(0.49)	(8.95)
Net Income (Loss)	(2.43)	(8.87)	(0.41)	(9.04)
Net Asset Value per Share, end of period	$20.53	$6.50	$23.65	$9.52
Market Value per Share, end of period	$20.53	$6.39	$23.59	$9.36
Ratios to Average Net Assets*
Expense Ratio***	1.08%	7.04%	1.11%	5.13%
Expense Ratio*** before Waiver/Assumption	8.41%	12.37%	1.63%	28.20%
Net Investment Income (Loss)	0.43%	(6.10%)	1.25%	(3.13%)
Total Return, at Net Asset Value**	(10.58%)	(57.71%)	(1.70%)	(48.71%)
Total Return, at Market Value**	(10.62%)	(58.64%)	(2.08%)	(47.77%)

*	Percentages are annualized

**	Percentages are not annualized

***	For Sit Rising Rate ETF, Fund expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense. For Breakwave Dry Bulk Shipping ETF, Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions and interest expense.

	NINE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31, 2020		MARCH 31, 2019
	SIT RISING	BREAKWAVE DRY BULK SHIPPING	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	RATE ETF	ETF

Net Asset Value
Net asset value per Share, beginning of period	$22.70	$13.25	$24.65	$21.98
Net investment income (loss)	0.14	(0.34)	0.19	(0.39)
Net realized and unrealized gain (loss)	(2.31)	(6.41)	(1.19)	(12.07)
Net Income (Loss)	(2.17)	(6.75)	(1.00)	(12.46)
Net Asset Value per Share, end of period	$20.53	$6.50	$23.65	$9.52
Market Value per Share, end of period	$20.53	$6.39	$23.59	$9.36
Ratios to Average Net Assets*
Expense Ratio***	1.08%	6.19%	1.11%	4.61%
Expense Ratio*** before Waiver/Assumption	7.09%	17.62%	1.36%	23.42%
Net Investment Income (Loss)	0.86%	(4.96%)	1.03%	(2.88%)
Total Return, at Net Asset Value**	(9.56%)	(50.94%)	(4.06%)	(56.69%)
Total Return, at Market Value**	(9.68%)	(51.41%)	(4.34%)	(57.53%)

*	Percentages are annualized

**	Percentages are not annualized

***	For Sit Rising Rate ETF, Fund expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense. For Breakwave Dry Bulk Shipping ETF, Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions and interest expense.

(11) Legal Proceedings

Samuel Masucci III and Bernard Karol, principals of the Sponsor, were defendants, along with certain affiliates of the Sponsor, in an action filed May 2, 2017 in the Superior Court of New Jersey captioned PureShares, LLC d/b/a PureFunds et al. v. ETF Managers Group, LLC et al., Docket No. C-63-17 (the “PureShares Action”). The PureShares Action alleged claims based on disputes arising out of contractual relationships with ETF Managers Group LLC (“ETFMG”), an affiliate of the Sponsor. The action sought damages in unspecified amounts and injunctive relief based on breach of contract, wrongful termination, and several other theories.

Samuel Masucci III, a principal of the Sponsor, was a defendant, along with certain affiliates of the Sponsor, in a case filed on October 26, 2017 in the United States District Court for the Southern District of New York by NASDAQ, Inc. (“Nasdaq”) captioned Nasdaq, Inc. v. Exchange Traded Managers Group, LLC et al., Case 1:17-cv-08252 (the “Nasdaq Action”). This action arose out of the same facts and circumstances as the PureShares Action and asserted claims for breach of contract, conversion and certain other claims with respect to the same exchange traded funds as in the PureShares Action. Mr. Masucci was dismissed as a defendant pursuant to a motion to dismiss in August 2018. The matter was the subject of a bench trial in May 2019, and on December 20, 2019, the Court issued an Opinion and Order awarding compensatory damages to Plaintiff in the amount of $78,403,172.36, plus prejudgment interest. The Court also denied Plaintiff’s requests for punitive damages and equitable relief.

On May 1, 2020, Nasdaq, PureShares LLC (“PureShares”), and ETFMG announced a global settlement that resolves all claims in both the PureShares Action and the Nasdaq Action. The settlement is subject to future negotiations and approvals among independent third parties. As part of the settlement, Nasdaq and ETFMG have agreed to certain cash payments from ETFMG to Nasdaq and PureShares, and have executed an asset purchase agreement to transfer certain ETFMG intellectual property and related assets, to a Nasdaq affiliate. The transaction is expected to close in the last half of 2020. While the Sponsor does not believe that a resolution of these matters will have a material adverse effect on the Funds’ financial statements, if the events set forth in the settlement agreement do not occur, and a subsequent settlement is not reached, the resulting conditions may adversely affect the Sponsor’s future operations.

(12) Subsequent Events

In preparing these financial statements, the Funds have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments to the financial statements, other than those disclosed in Note 11 above.

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

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The RISE Benchmark Component Instruments currently constituting the RISE Benchmark Portfolio as of March 31, 2020 include:

Name	Ticker	Market Value USD
US 10YR FUT OPTN JUN 20P 138.00	TYM0P138	$16,000
UNITED STATES TREAS BILLS	912796WX3	4,848,915
US 5YR NOTE JUN20	FVM0	(4,889,016)
US 2 YR NOTE JUN20	TUM0	(10,798,758)
US 5YR FUTR OPTN JUN20C 120.25	FVM0C120.25	(5,195)
US 5YR FUTR OPTN JUN20C 124.25	FVM0C124.25	(13,672)

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

The Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of March 31, 2020 include:

Name	Ticker	Market Value USD
Baltic Panamax Time Charter Apr 20	BFFAP J20 Index	$1,539,955
Baltic Panamax Time Charter May 20	BFFAP K20 Index	1,592,430
Baltic Panamax Time Charter Jun 20	BFFAP M20 Index	1,748,880
Baltic Capesize Time Charter Apr 20	BFFATC J20 Index	2,444,970
Baltic Capesize Time Charter May 20	BFFATC K20 Index	2,752,625
Baltic Capesize Time Charter Jun 20	BFFATC M20 Index	3,221,715
Baltic Supramax T/C Average Shipping Route Apr 20	S58FM J20 Index	897,760
Baltic Supramax T/C Average Shipping Route May 20	S58FM K20 Index	613,415
Baltic Supramax T/C Average Shipping Route Jun 20	S58FM M20 Index	661,580

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

The per Share market value of RISE and its NAV tracked closely for the three months ended March 31, 2020.

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

The per Share market value of RISE and its NAV tracked closely for the nine months ended March 31, 2020.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended March 31, 2020. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the nine months ended March 31, 2020. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020

Fund Share Price Performance

During the three months ended March 31, 2020, the NYSE Arca market value of each Share decreased (-10.62%) from $22.97 per Share, representing the closing trade on December 31, 2019, to $20.53 per Share, representing the closing price on March 31, 2020. The Share price high and low for the three months ended March 31, 2020 and related change from the closing Share price on December 31, 2019 were as follows: Shares traded from a high of $22.95 per Share (-0.09%) on January 2, 2020 to a low of $20.52 per Share (-10.66%) on March 31, 2020.

Fund Share Net Asset Performance

For the three months ended March 31, 2020, the net asset value of each Share decreased (-10.58%) from $22.96 per Share, representing the closing net asset value per Share on December 31, 2019, to $20.53 per Share. The realized and unrealized net losses in the investments, futures and options contracts offset net investment income resulting in the overall decrease in the NAV per Share during the three months ended March 31, 2020.

Net loss for the three months ended March 31, 2020, was $606,815, resulting from net realized losses on investments, futures and options contracts of $167,895, net unrealized losses on investments, futures and options contracts of $444,797 and the net investment income of $5,877.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2020

Fund Share Price Performance

During the nine months ended March 31, 2020, the NYSE Arca market value of each Share decreased (-9.68%) from $22.73 per Share, representing the closing trade on June 28, 2019, to $20.53 per Share, representing the closing price on March 31, 2020. The Share price high and low for the nine months ended March 31, 2020 and related change from the closing Share price on June 28, 2019 were as follows: Shares traded from a high of $23.10 per Share (+1.63%) on December 18, 2019 to a low of $20.52 per Share (-9.72%) on March 31, 2020.

Fund Share Net Asset Performance

For the nine months ended March 31, 2020, the net asset value of each Share decreased (-9.56%) from $22.70 per Share, representing the closing net asset value per Share on June 28, 2019, to $20.53 per Share. The realized and unrealized net losses in the investments, futures and options contracts offset net investment income resulting in the overall decrease in the NAV per Share during the nine months ended March 31, 2020.

Net loss for the nine months ended March 31, 2020, was $454,812, resulting from net realized losses on investments, futures and options contracts of $420,623, net unrealized losses on investments, futures and options contracts of $76,566 and the net investment income of $42,377.

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

Breakwave Dry Bulk Shipping ETF

During the three months ended March 31, 2020, freight rates experienced significant weakness relative to the previous quarter, with the Baltic Dry Index declining more than 40% during the period. The Chinese economy, which is the most important driver of dry bulk demand, experienced major pressures because of the COVID-19 pandemic. Industrial activity declined the most on record, as evident by China’s reported PMI indications. Given that the first calendar quarter of each year is seasonally weak, the additional pressure from the decline in economic activity led to very weak rates for the period. Spot dry bulk rates experienced a small revival towards the end of the quarter but remained relatively weak versus historical norms. In addition, an unusually heavy rainy season in Brazil led to particularly low iron ore exports during the period that further weighted on freight rates for the iron ore exposed Capesize vessels.

During the three months ended March 31, 2020, freight futures declined compared to the previous quarter, following the declining trajectory of spot rates. As a result, BDRY’s performance closely tracked the performance of short-term dry bulk freight futures, with the fund’s NAV steadily declining during the quarter. Such decline accelerated toward the end of the quarter, as expectations for a rapid recovery in rates declined, leading to lower prices for the next quarter’s futures.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended March 31, 2020.

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

The per Share market value of BDRY and its NAV tracked closely for the nine months ended March 31, 2020.

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

The graph above compares the return of BDRY with the benchmark portfolio returns for the three months ended March 31, 2020. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is primarily related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above, and also other factors as discussed below.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the three months ended March 31, 2019. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is primarily related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above, and also other factors as discussed below.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the nine months ended March 31, 2020. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is primarily related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above, and also other factors as discussed below.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the nine months ended March 31, 2019. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above, and also other factors as discussed below.

The four graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended March 31, 2020 and 2019, and the nine months ended March 31, 2020 and 2019. The difference in the NAV price the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020

Fund Share Price Performance

During the three months ended March 31, 2020, the NYSE Arca market value of each Share decreased (-58.64%) from $15.45 per Share, representing the closing trade on December 31, 2019, to $6.39 per Share, representing the closing price on March 31, 2020. The Share price high and low for the three months ended March 31, 2020 and related change from the closing Share price on December 31, 2019 were as follows: Shares traded from a high of $14.95 per Share (-3.24%) on January 2, 2020 to a low of $5.01 per Share (-67.57%) on March 25, 2020 and March 26, 2020.

Fund Share Net Asset Performance

For the three months ended March 31, 2020, the net asset value of each Share decreased (-57.71%) from $15.37 per Share to $6.50 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the three months ended March 31, 2020.

Net loss for the three months ended March 31, 2020, was $4,704,235, resulting from net realized losses on investments and futures contracts of $2,727,061, unrealized losses on futures contracts of $1,871,170 and the net investment loss of $106,004.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2020

Fund Share Price Performance

During the nine months ended March 31, 2020, the NYSE Arca market value of each Share decreased (-51.41%) from $13.15 per Share, representing the closing trade on June 30, 2019, to $6.39 per Share, representing the closing price on March 31, 2020. The Share price high and low for the nine months ended March 31, 2020 and related change from the closing Share price on June 30, 2019 were as follows: Shares traded from a high of $22.19 per Share (+68.75%) on October 9, 2019 to a low of $5.01 per Share (-61.90%) on March 25, 2020 and March 26, 2020.

Fund Share Net Asset Performance

For the nine months ended March 31, 2020, the net asset value of each Share decreased (-50.94%) from $13.25 per Share to $6.50 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the nine months ended March 31, 2020.

Net loss for the nine months ended March 31, 2020, was $3,735,069, resulting from net realized losses on investments and futures contracts of $2,388,880, unrealized losses on futures contracts of $1,204,565 and the net investment loss of $141,624.

FOR THE NINE MONTHS ENDED MARCH 31, 2019

Fund Share Price Performance

During the nine months ended March 31, 2019, the NYSE Arca market value of each Share decreased (-57.53%) from $22.04 per Share, representing the closing trade on June 29, 2018, to $9.36 per Share, representing the closing price on March 29, 2019. The Share price high and low for the nine months ended March 31, 2019 and related change from the closing Share price on June 29, 2018 were as follows: Shares traded from a high of $25.60 per Share (+16.15%) on August 21, 2018 to a low of $9.32 per Share (-57.71%) on March 29, 2019.

Fund Share Net Asset Performance

For the nine months ended March 31, 2019, the net asset value of each Share decreased (-56.69%) from $21.98 per Share to $9.52 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the nine months ended March 31, 2019.

Net loss for the nine months ended March 31, 2019, was $1,999,517, resulting from net realized losses on investments and futures contracts of $1,391,126, unrealized losses on futures contracts of $544,960 and the net investment loss of $63,431.

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

Management believes that as of March 31, 2020, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

Off Balance Sheet Financing

As of March 31, 2020, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

RISE pays the Sponsor Fee monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of RISE’s average daily net assets or $75,000. The Sponsor Fee is paid in consideration of the Sponsor’s management services to RISE. RISE also pays Sit a CTA Fee monthly in arrears, for the use of the RISE Benchmark Portfolio in an amount equal to 0.20% per annum of RISE’s average daily net assets.

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

RISE currently accrues its daily expenses up to the RISE Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of RISE. RISE’s total expenses amounted to $115,209 and $171,928, for the three months ended March 31, 2020 and 2019, respectively, and $351,317 and $572,487 for the nine months ended March 31, 2020 and 2019, respectively, of which $100,377 and $54,256 for the three months ended March 31, 2020 and 2019, respectively, and $297,853 and $102,242 for the nine months ended March 31, 2020 and 2019, respectively, was absorbed by the Sponsor pursuant to the RISE Expense Cap.

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through February 28, 2021. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $67,532 and $125,689 for the three months ended March 31, 2020 and 2019, respectively, and $284,850 and $382,072, for the nine months ended March 31, 2020 and 2019, respectively as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $25,190 and $8,427 for the three months ended March 31, 2020 and 2019, respectively, and $41,403 and $31,926 for the nine months ended March 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses up to the BDRY Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $214,940 and $163,908 for the three months ended March 31, 2020 and 2019, respectively, and $503,104 and $515,611 for the nine months ended March 31, 2020 and 2019, respectively.

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

Samuel Masucci III and Bernard Karol, principals of the Sponsor, were defendants, along with certain affiliates of the Sponsor, in an action filed May 2, 2017 in the Superior Court of New Jersey captioned PureShares, LLC d/b/a PureFunds et al. v. ETF Managers Group, LLC et al., Docket No. C-63-17 (the “PureShares Action”). The PureShares Action alleged claims based on disputes arising out of contractual relationships with ETF Managers Group LLC (“ETFMG”), an affiliate of the Sponsor. The action sought damages in unspecified amounts and injunctive relief based on breach of contract, wrongful termination, and several other theories.

Samuel Masucci III, a principal of the Sponsor, was a defendant, along with certain affiliates of the Sponsor, in a case filed on October 26, 2017 in the United States District Court for the Southern District of New York by NASDAQ, Inc. (“Nasdaq”) captioned Nasdaq, Inc. v. Exchange Traded Managers Group, LLC et al., Case 1:17-cv-08252 (the “Nasdaq Action”). This action arose out of the same facts and circumstances as the PureShares Action and asserted claims for breach of contract, conversion and certain other claims with respect to the same exchange traded funds as in the PureShares Action. Mr. Masucci was dismissed as a defendant pursuant to a motion to dismiss in August 2018. The matter was the subject of a bench trial in May 2019, and on December 20, 2019, the Court issued an Opinion and Order awarding compensatory damages to Plaintiff in the amount of $78,403,172.36, plus prejudgment interest. The Court also denied Plaintiff’s requests for punitive damages and equitable relief.

On May 1, 2020, Nasdaq, PureShares LLC (“PureShares”), and ETFMG announced a global settlement that resolves all claims in both the PureShares Action and the Nasdaq Action. The settlement is subject to future negotiations and approvals among independent third parties. As part of the settlement, Nasdaq and ETFMG have agreed to certain cash payments from ETFMG to Nasdaq and PureShares, and have executed an asset purchase agreement to transfer certain ETFMG intellectual property and related assets, to a Nasdaq affiliate. The transaction is expected to close in the last half of 2020. While the Sponsor does not believe that the resolution of these matters will have a material adverse effect on the Funds’ financial statements, if the events set forth in the settlement agreement do not occur, and a subsequent settlement is not reached, the resulting conditions may adversely affect the Sponsor’s future operations.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. A second registration statement on Form S-1 (File No. 333-222379) which replaced the original registration statement was declared effective on January 19, 2018. On March 31, 2020, 250,040 shares of the Fund were outstanding for a market capitalization of $5,133,321. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On March 31, 2020, 2,850,040 shares of the Fund were outstanding for a market capitalization of $18,211,756. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	RISE does not purchase shares directly from its shareholders. During the three months ended March 31, 2020 there were no redemptions of baskets (comprising 25,000 shares) held by an Authorized Participant.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed two (2) baskets (each comprising 25,000 shares) during the three months ended March 31, 2020 at an average price per share of $13.91. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended March 31, 2020:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
January 2020	50,000	$13.91
February 2020	-	-
March 2020	-	-
Total	50,000	$13.91

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

Date: May 15, 2020