Form 10-K
period 2020-06-30
ETF Managers Group Commodity Trust I
filed 2020-09-28
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2020.

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extend transition period for complying with any new or revised financial reporting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2020 was: $5,065,810. (RISE)

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2020 was: $42,492,795. (BDRY)

The registrant had 250,040 outstanding shares as of September 1, 2020. (RISE)

The registrant had 5,750,040 outstanding shares as of September 1, 2020. (BDRY)

ETF Managers Group Commodity Trust I

i

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

RISE Significant Shareholders

Prior to RISE commencing operations, SIT made an initial investment of $5,000,000 in exchange for 200,000 shares of RISE. By June 30, 2020, Sit had redeemed 138,800 shares, thereby reducing its investment in RISE to 61,200 shares.

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

RISE Benchmark Portfolio

The RISE Benchmark Portfolio is maintained by Sit and will be rebalanced, reconstituted, or both, monthly (typically on the 15th of each month or on the next business day if the 15th is a holiday, weekend, or other day on which the national exchanges are closed) to maintain a negative 10 year average effective duration. The RISE Benchmark Portfolio and RISE will each maintain a short position in Treasury Instruments. RISE does not use futures contracts or options to obtain leveraged investment results. The RISE Benchmark Component Instruments currently constituting the RISE Benchmark Portfolio as of June 30, 2020 include:

Name	Ticker	Market Value (USD)
UNITED STATES TREASURY BILLS	912796WX3	$4,849,667
U.S. 5 YR FUTR OPTN SEP 20 C $125.50	FVU0C 125.5	(4,148)
U.S. 5 YR NOTE (CBT) SEP 20	FVU0	(4,652,461)
U.S. 2 YR NOTE (CBT) SEP 20	TUU0	(10,158,094)
U.S. 10 YR FUT OPTN SEP 20 P $139.50	TYU0P 139.5	14,296

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

BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave, which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The Freight Futures currently constituting the BDRY Benchmark Portfolio as of June 30, 2020 include:

Name	Ticker	Market Value USD
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - JUL 20	BFFAP N20 Index	$3,799,600
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - AUG 20	BFFAP Q20 Index	3,768,100
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - SEP 20	BFFAP U20 Index	3,753,750
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE INDEX - JUL 20	S58FM N20 Index	1,536,480
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE INDEX - AUG 20	S58FM Q20	1,746,000
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE INDEX - SEP 20	S58FM U20	1,769,220
BALTIC CAPESIZE TIME CHARTER - JUL 20	BFFATC N20 Index	9,431,220
BALTIC CAPESIZE TIME CHARTER - AUG 20	BFFATC Q20 Index	8,851,050
BALTIC CAPESIZE TIME CHARTER - SEP 20	BFFATC U20 Index	9,041,760

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

RISE Futures Commission Merchant

Currently, SG Americas Securities, LLC, a Delaware limited liability company, serves as RISE’s clearing broker to execute and clear RISE’s futures and options transactions and provide other brokerage-related services. SGAS is an FCM and broker dealer registered with the CFTC and the U.S. Securities and Exchange Commission (the “SEC”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). SGAS is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. RISE has estimated that it will pay 0.08% of RISE’s NAV annually in brokerage fees for execution and clearing services on behalf of RISE.

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

In September 2016, SGAS, as successor to Newedge USA, settled, without admitting or denying the allegations, a matter brought by the CFTC alleging Newedge USA violated Section 4C(A) of the Commodity Exchange Act and Regulations 1.38 and 166.3 by executed and confirming numerous exchange for physical transactions in agricultural and soft commodities for and on behalf of its clients that were for the same contract, quantity and same or similar price with the buyer and seller for each transaction under the same common control and ownership.  The settlement includes a $750,000 civil penalty and an undertaking to implement policies, procedures and training programs reasonably designed to prevent the execution, clearing and reporting to an exchange of non-bona fide exchange of futures for physical transactions.

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

In October 2019, SGAS settled, without admitting or denying the findings, a matter brought by NYSE Regulation Enforcement regarding alleged violations of SEC Regulation SHO and trading through National Best Bid or Offer in two instances, as well as a locate latency issue. The settlement included payment of a fine of $325,000.

In December 2019, SGAS settled, without admitting or denying the findings, a matter brought by FINRA on behalf of Cboe Exchange, Inc. concerning late submissions of options orders into Cboe’s monthly pricing process for its volatility index (VIX). The settlement included payment of a fine totaling $135,000.

In December 2019, SGAS settled, without admitting or denying the findings, a matter brought by NYSE Regulation Enforcement regarding alleged violations of NYSE Rules 132 and 7.33, by transmitting orders with discontinued account type indicators between 2016 and 2019. The settlement included payment of a fine totaling $100,000.

Litigations

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

Vega Opportunity Fund LLC v. Newedge USA, LLC is a FINRA arbitration filed by a former NUSA customer alleging claims of fraud, deceptive trade practices, breach of fiduciary duty, breach of contract, and violation of Illinois Securities Law.  NUSA is alleged to be responsible for capital losses due to false representations of risk management by NUSA.  This matter has been settled and the matter is now over.

Allianz Global Investors GmbH, et al. v. Bank of America Corporation, et al. is a litigation filed on behalf of entities that decided to opt out of the class action settlement in the action In re Foreign Exchange Benchmark Rates Antitrust Litigation, which alleged conspiracy to fix prices in the FX market beginning in 2003. SGAS is defending the case.

In re ProShares Trust II Securities Litigation is a putative class action brought by investors in ProShares Short VIX Short-Term Futures ETFs, which lost significant value in February 2018. In addition to claims against the issuer, the action asserts claims under the Securities Act of 1933 against SGAS, Newedge, and other “Authorized Participants” who are alleged to be underwriters of ETF shares, based upon purported misstatements or omissions by the issuer in the offering documents. The complaint was dismissed in January 2020 and the matter is now on appeal. SGAS is defending the case.

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

In re GSE Bonds Antitrust Litigation is a putative class action asserting antitrust claims under the Sherman Act against SGAS and other financial institutions based upon alleged anti-competitive behavior in the trading of bonds issued by U.S. Government Sponsored Enterprises (GSEs), i.e., Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae). In January 2020, a global class action settlement involving multiple banks, including SGAS, was preliminarily approved by the court. State of Louisiana v. Bank of America, N.A., et al.; City of Baton Rouge v. Bank of America, N.A., et al.; and Louisiana Asset Management Pool v. Bank of America Corporation, et al. are pending individual lawsuits containing similar allegations. SGAS is defending the cases.

SGAS has also been named in purported class and individual actions in connection with its role in underwriting various debt and equity securities offerings.  Currently pending matters relate to the offerings of Southwestern Energy and Altice USA.  Claims in these cases are asserted under the Securities Act of 1933 against SGAS in its role as a member of the underwriting syndicate and are based upon purported misstatements or omissions by the issuers in the offering documents.  SGAS is defending the cases.

Neither SGAS nor any affiliate, officer, director or employee thereof have passed on the merits of this Memorandum or offering, or give any guarantee as to the performance or any other aspect of the Fund.

BDRY Futures Commission Merchant

Macquarie Futures USA LLC (“Macquarie”) serves as BDRY’s broker clearing broker to execute and clear BDRY’s futures and options transactions and provide other brokerage-related services. Macquarie is an FCM registered with the CFTC. BDRY has estimated that, on an annual basis, it will pay approximately 0.40% (excluding the impact on the Fund of creation and/or redemption activity) of BDRY’s NAV in brokerage fees for execution and clearing services on behalf of BDRY.

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

The Sponsor has contractually agreed to waive RISE’s Sponsor Fee and/or assume RISE’s remaining expenses so that RISE’s expenses do not exceed an annual rate of 1.00%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of RISE’s average daily net assets (the “RISE Expense Cap”). The assumption of expenses and waiver of RISE’s Sponsor fee are contractual on the part of the Sponsor, through September 30, 2021. If after that date, the Sponsor no longer assumed expenses or waived RISE’s Sponsor Fee, RISE could be adversely impacted, including in its ability to achieve its investment objective.

RISE currently accrues its daily expenses up to the RISE Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of RISE. RISE’s total expenses amounted to $456,460 and $693,783, for the years ended June 30, 2020 and 2019, respectively, of which $389,041 and $184,268, respectively, was absorbed by the Sponsor pursuant to the RISE Expense Cap.

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through September 30, 2021. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $284,850 and $477,429 for the year ended June 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $60,769 and $45,460 for the year ended June 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses up to the BDRY Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $847,729 and $667,238 for the year ended June 30, 2020 and 2019, respectively.

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

RISE incurred $15,539 and $17,496 in distribution and related administrative services for the year ended June 30, 2020 and 2019, respectively. BDRY incurred $15,821 and $16,497 in distribution and related administrative services for the year ended June 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

RISE also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. BDRY pays the Sponsor for wholesale support services at an annual rate of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

RISE incurred $6,223 and $45,717 in wholesale support fees for the year ended June 30, 2020 and 2019, respectively. BDRY incurred $35,622 and $28,762 in wholesale support fees for the year ended June 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

Futures Commission Merchant Fees

RISE and BDRY each pay respective brokerage commissions, including applicable exchange fees, NFA fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees, on an annual basis, to exceed 0.08% for RISE, and 0.40% (excluding the impact on the Fund of creation and/or redemption activity) for BDRY, of the NAV of the applicable Fund for execution and clearing services on behalf of the applicable Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of Treasury Instruments or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. RISE incurred $4,961 and $52,348 in brokerage commissions and fees for the year ended June 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations. BDRY incurred $208,650 and $34,610 in brokerage commissions and fees for the year ended June 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

Other Fees

RISE and BDRY are each responsible for certain other expenses, including professional services (e.g., outside auditor’s fees and legal fees and expenses), shareholder Form K-1’s, tax return preparation, regulatory compliance, and other services provided by affiliated and non-affiliated service providers. The fees for Principal Financial Officer and Chief Compliance Officer services provided to the Funds by the Sponsor amount to $25,000 per annum. Certain additional fees paid to the Sponsor by the Funds for tax return preparation and regulatory reporting fees amount to $30,000 and $50,000, respectively, per annum.

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

Redemption orders must be made in whole baskets. The Sponsor will reject a redemption order if the order is not in proper form as described in the applicable Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. The Sponsor may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 50,000 shares (minimum NYSE Arca maintenance listing requirement) or less, unless the Sponsor has reason to believe that the placer of the redemption order does in fact possess all the outstanding shares and can deliver them.

Creation and Redemption Transaction Fee

To compensate the Funds for their expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to the Custodian of $250 per order to create or redeem baskets, regardless of the number of baskets in such order. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by the Sponsor. The Sponsor will notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

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

In the case of BDRY, there are a minimum number of specified baskets and associated shares. Once the minimum number of baskets is reached, there can be no more basket redemptions until there has been a Creation Basket. In such case, market makers may be less willing to purchase shares from investors in the secondary market, which may in turn limit the ability of shareholders of the Fund to sell their shares in the secondary market. As of the date of this annual report the minimum level for BDRY is 50,000 shares, representing one basket.

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

The regulation of commodity interest transactions in the United States is an evolving area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of the Funds to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

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

The Dodd-Frank Act was intended to reduce systemic risks that may have contributed to the 2008/2009 financial crisis. Since the first draft of what became the Dodd-Frank Act, supporters and opponents have debated the scope of the legislation. As the administrations of the U.S. change, the interpretation and implementation will change along with them. Nevertheless, regulatory reform of any kind may have a significant impact on U.S. regulated entities.

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

Regulatory bodies outside the U.S. have also passed or proposed, or may propose in the future, legislation similar to that proposed by the Dodd-Frank Act or other legislation containing other restrictions that could adversely impact the liquidity of and increase costs of participating in the commodities markets. For example, the European Union Markets in Financial Instruments Directive (Directive 2014/65/EU) and Markets in Financial Instruments Regulation (Regulation (EU) No 600/2014) (together “MiFID II”), which has applied since January 3, 2018, governs the provision of investment services and activities in relation to, as well as the organized trading of, financial instruments such as shares, bonds, units in collective investment schemes and derivatives. In particular, MiFID II requires EU Member States to apply position limits to the size of a net position which a person can hold at any time in commodity derivatives traded on EU trading venues and in “economically equivalent” over-the-counter (“OTC”) contracts. By way of further example, the European Market Infrastructure Regulation (Regulation (EU) No 648/2012, as amended) (“EMIR”) introduced certain requirements in respect of OTC derivatives including: (i) the mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of un-cleared OTC derivative contracts, including the mandatory margining of un-cleared OTC derivative contracts; and (iii) reporting and recordkeeping requirements in respect of all derivatives contracts. In the event that the requirements under EMIR and MiFID II apply, these are expected to increase the cost of transacting derivatives.

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

Management believes that as of June 30, 2020, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

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

As of June 30, 2020, RISE had approximately 100 holders of its shares.

Shares of BDRY have traded on the NYSE Arca under the symbol “BDRY” since March 22, 2018.

As of June 30, 2020, BDRY had approximately 1,325 holders of its shares.

Dividends

The Funds have not made and do not currently intend to make cash distributions to their shareholders.

Issuer Purchases of Equity Securities

The Funds do not purchase shares directly from their shareholders.

Authorized Participant redemption activity for each Fund during the period from April 1, 2020 through June 30, 2020 and the period from April 1, 2019 through June 30, 2019 was as follows:

RISE
Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from April 1, 2020 through June 30, 2020	—	$—
Period from April 1, 2019 through June 30, 2019	750,000	$23.69

BDRY
Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from April 1, 2020 through June 30, 2020	200,000	$7.63
Period from April 1, 2019 through June 30, 2019	—	$—

Item 6. Selected Financial Data.

Not required for small reporting companies.

Item 7 . Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following graphs illustrate changes in (i) the price of each Fund’s Shares (reflected, as applicable, by the graphs “Comparison of Per Share RISE NAV to RISE Market Value for the Three Months Ended June 30, 2020 and 2019” and “Comparison of Per Share RISE NAV to RISE Market Value for the Year Ended June 30, 2020 and 2019 and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of RISE NAV to Benchmark Index for the Three Months Ended June 30, 2020 and 2019” and “Comparison of RISE NAV to Benchmark Index for the Year Ended June 30, 2020 and 2019”).

Each Benchmark Portfolio is frictionless, in that it does not take into account fees or expenses associated with investing in the applicable Fund. The performance of the Funds involves friction, in that fees and expenses impose a drag on performance.

Sit Rising Rate ETF

During the year ended June 30, 2020, interest rates went from being stable to declining sharply due to a flight to quality sparked by the COVID-19 pandemic. RISE is particularly sensitive to the impact of changes in the Fed funds rate which declined from 1.50% to nearly zero in March 2020. As a result, this decline in the Fed funds rate drove up treasury bond prices. Since the RISE portfolio is short bond futures, this caused the net asset value per share of RISE to decline.

The Federal Reserve reduced interest rates drastically to try to help off-set some of the economic decline from the economy shutting down in an attempt to slow the spread of the virus. The Fed also pursued other policies in an attempt to stabilize financial markets. While financial markets have stabilized, interest rates remain low as investors expect the Fed to keep interest rates low until economic activity returns to a more normalized level, which could be sometime in 2021 once a vaccine has been widely distributed.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the three months ended June 30, 2020.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the year ended June 30, 2020.

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

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended June 30, 2020. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the year ended June 30, 2020. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

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

FOR THE YEAR ENDED JUNE 30, 2020

Fund Share Price Performance

During the year ended June 30, 2020, the NYSE Arca market value of each share decreased (-10.87%) from $22.73 per share, representing the closing price on June 28, 2019, to $20.26 per share, representing the closing price on June 30, 2020. The share price high and low for the year ended June 30, 2020 and related change from the closing share price on June 30, 2019 was as follows: shares traded from a high of $23.10 per share (+1.63%) on December 18, 2019 to a low of $19.93 per share (-12.32%) on April 16, 2020.

Fund Share Net Asset Value Performance

For the year ended June 30, 2020, the net asset value of each share decreased (-10.70%) from $22.70 per share to $20.27 per share. Net losses in the futures and options contracts more than offset Fund net investment income resulting in the overall decrease in the NAV per share during the year ended June 30, 2020.

Net loss for the year ended June 30, 2020, was $520,302, resulting from net realized losses on investments, futures and options contracts of $903,915, net unrealized gains on investments, futures and options contracts of $336,740, and the net investment income of $46,873.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020

Fund Share Price Performance

During the three months ended June 30, 2020, the NYSE Arca market value of each Share decreased (-1.32%) from $20.53 per Share, representing the closing price on March 31, 2020, to $20.26 per Share, representing the closing price on June 30, 2020. The Share price high and low for the three months ended June 30, 2020 and related change from the closing Share price on March 31, 2020 was as follows: Shares traded from a high of $20.75 per Share (+1.07%) on June 5, 2020 to a low of $19.93 per Share (-2.92%) on April 16, 2020.

Fund Share Net Asset Performance

For the three months ended June 30, 2020, the net asset value of each Share decreased (-1.27%) from $20.53 per Share to $20.27 per Share. For the three months ended June 30, 2020, losses in the investments, futures and options contracts more than offset Fund net investment income resulting in the overall decrease in the NAV per Share during the period.

Net loss for the three months ended June 30, 2020, was $65,490, resulting from net realized losses on investments, futures and options contracts of $483,292, net unrealized gains on investments, futures and options contracts of $413,306, and the net investment income of $4,496.

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

Breakwave Dry Bulk Shipping ETF

During the year ended June 30, 2020, dry bulk spot rates experienced considerable volatility for the second year in a row, as the disruption of iron ore exports out of Brazil following the 2019 Brumadinho dam rupture combined with the extreme economic and trade disruption caused by the COVID-19 virus outbreak, dominated shipping market fundamentals. Brazil iron ore exports, a major commodity shipped by dry bulk vessels, ended the 2019 calendar year lower by about 10% as Vale’s exports were severely impacted by the rupture of the aforementioned tailings dam in January of 2019. Although freight rates enjoyed a strong summer and autumn due to imbalances in ship supply between the Atlantic and the Pacific regions, once such imbalances normalized, rates declined towards the end of 2019 as trade volumes remained weak. In early 2020, the COVID-19 outbreak caused a severe disruption in trade and global economies came to a virtual halt leading to a collapse in demand for commodities. China was the first major economy to see some gradual recovery toward the second calendar quarter of 2020, which led to a slight uptick in dry bulk freight rates.

An ongoing economic recovery and considerable stimulus efforts by the major economies around the globe because of COVID-19 should benefit the shipping markets, which was also evident by strong realized freight rates during the summer of 2020. Although the global economic recovery seems strong, it is also highly fragile as the persistence of the COVID-19 virus remains a major risk globally. If the global economy remains on the path of growth, then shipping should benefit as trade flows should continue to increase. Dry bulk should also see increasing demand due to high iron ore flows into China, as local steel demand remains robust supporting strong imports.

Differences in the benchmark return and BDRY net asset value per share are due primarily to the following factors:

●	Benchmark portfolio uses settlement prices of freight futures vs. closing share price for BDRY.
●	Benchmark portfolio roll methodology assumes rolls that happen even at fractions of lots vs. BDRY that transacts at real minimum lot size available pursuant to market practice (5 lots minimum)
●	Benchmark portfolio assumes rolls that are happening at settlement prices vs. BDRY that transacts at prevailing prices during the day that might or might not be equal to settlement prices.
●	Benchmark portfolio assumes no trading commissions vs. BDRY that pays 10bps of nominal value in commissions per transaction.
●	Benchmark portfolio assumes no clearing fees vs BDRY that pays approximately $10 per lot in clearing fees per transaction.
●	Benchmark portfolio assumes no management fees vs. BDRY fee structure.
●	Creations and redemptions that lead to transactions in the freight futures market might occur at prices that might be different versus the settlement prices of that day.

There are no known competitors. BDRY is the only freight futures ETF globally.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended June 30, 2020.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the year ended June 30, 2020.

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

The graph above compares the return of BDRY with the benchmark portfolio returns for the three months ended June 30, 2020. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the year ended June 30, 2020. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

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

FOR THE YEAR ENDED JUNE 30, 2020

Fund Share Price Performance

During the year ended June 30, 2020, the NYSE Arca market value of each share decreased (-43.80%) from $13.15 per share, representing the closing price on June 28, 2019, to $7.39 per share, representing the closing price on June 30, 2020. The share price high and low for the year ended June 30, 2020 and related change from the closing share price on June 28, 2019 was as follows: shares traded from a high of $22.19 per share (+68.75%) on October 9, 2019 to a low of $3.75 per share (-71.48%) on May 13, 2020.

Fund Share Net Asset Value Performance

For the year ended June 30, 2020, the net asset value of each share decreased (-41.89%) from $13.25 per share to $7.70 per share. Net gains in the futures and options contracts, the impact of the timing of Fund share purchases in the fourth quarter of the year, and Fund expenses resulted in the overall decrease in the NAV per share during the year ended June 30, 2020.

Net income for the year ended June 30, 2020, was $6,159,382, resulting from net realized losses on investments and futures contracts of $1,565,921, net unrealized gains on investments and futures contracts of $8,190,140, and the net investment loss of $464,837.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020

Fund Share Price Performance

During the three months ended June 30, 2020, the NYSE Arca market value of each Share increased (+15.65%) from $6.39 per Share, representing the closing price on March 31, 2020, to $7.39 per Share, representing the closing price on June 30, 2020. The Share price high and low for the three months ended June 30, 2020 and related change from the closing Share price on March 31, 2020 was as follows: Shares traded from a high of $8.24 per Share (+28.95%) on June 25, 2020 to a low of $3.75 per Share (-41.31%) on April 8, 2020.

Fund Share Net Asset Performance

For the three months ended June 30, 2020, the net asset value of each Share increased (+18.46%) from $6.50 per Share to $7.70 per Share. For the three months ended June 30, 2020, gains in the investments, futures and options contracts more than offset Fund expenses resulting in the overall increase in the NAV per Share during the period.

Net income for the three months ended June 30, 2020, was $9,894,451, resulting from net realized losses on investments and futures contracts of $340,186, net unrealized gains on investments and futures contracts of $10,557,850, and the net investment loss of $323,213.

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and their investments in collateralizing Treasury Securities. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in Treasury Instruments, cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interests earned on interest-bearing assets of the Funds are paid to the Funds. Due to the economic uncertainty due to the impact of the COVID-19 pandemic, the Funds have experienced a significant decrease in interest rates, and as such the Funds are experiencing a higher breakeven year over year.

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

Off Balance Sheet Financing

As of June 30, 2020, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

Sit Rising Rate ETF

RISE pays the Sponsor a management fee (the “Sponsor Fee”), monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of the Fund’s average daily net assets or $75,000. The Sponsor Fee is paid in consideration of the Sponsor’s management services to the Fund. RISE also pays Sit a license and service fee (the “CTA Fee”) monthly in arrears, for the use of RISE’s Benchmark Portfolio in an amount equal to 0.20% per annum of the Fund’s average daily net assets.

The Sponsor has contractually agreed to waive the Sponsor Fee and/or assume RISE’s remaining expenses so that the Fund’s expenses do not exceed an annual rate of 1.00%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the Sponsor fee are contractual on the part of the Sponsor, through September 30, 2021. If after that date, the Sponsor no longer assumed expenses or waived the Sponsor Fee, RISE could be adversely impacted, including in its ability to achieve its investment objective.

The Fund currently accrues its daily expenses up to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $105,143 and $121,296, of which $91,188 and $82,026 was absorbed by the Sponsor, for the three months ended June 30, 2020 and 2019, respectively.

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

Breakwave has agreed to waive its license and services fee and the Sponsor has agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Breakwave, respectively, through September 30, 2021. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The Fund currently accrues its daily expenses based on accrued expense amounts established and monitored by the Sponsor, subject to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $344,625 and $151,627, of which $19,366 and $13,534 was waived by Breakwave for the three months ended June 30, 2020 and 2019, respectively. No absorption of expenses was required by the Sponsor for the three months ended June 30, 2020 and $95,357 was absorbed by the Sponsor for the three months ended June 30, 2019.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplemental Data.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

June 30, 2020

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $4,883,666 and $7,986,862, respectively)	$4,879,769	$7,986,862	$12,866,631
Interest receivable	-	545	545
Receivable on open futures contracts	-	8,581,555	8,581,555
Segregated cash held by broker	201,883	28,020,391	28,222,274
Total assets	5,081,652	44,589,353	49,671,005
Liabilities
Options written, at fair value (premiums received $3,204 and $-0-, respectively)	4,148	-	4,148
Payable on open futures contracts	5,144	-	5,144
Payable for Fund shares redeemed	-	192,533	192,533
Due to Sponsor	4,179	84,280	88,459
Other accrued expenses	-	37,053	37,053
Total liabilities	13,471	313,866	327,337

Net Assets	$5,068,181	$44,275,487	$49,343,668

Shares outstanding (unlimited authorized)	250,040	5,750,040
Net asset value per share	$20.27	$7.70
Market value per share	$20.26	$7.39

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

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedule of Investments

June 30, 2020

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED
PURCHASED PUT OPTIONS - 0.3% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $139.50 Expiring 08/21/20 (15 contracts)	$14,296	$-	$14,296
TOTAL PURCHASED PUT OPTIONS (Cost $22,316)	14,296	-	14,296

SHORT-TERM INVESTMENTS - 95.7% and 0.0%, respectively
US TREASURY BILLS - 95.7% and 0.0%, respectively
United States Treasury Bills 0.1200%, 07/23/2020 ($4,850,000 principal amount) (a)	4,849,667	-	4,849,667
TOTAL US TREASURY BILLS (Cost $4,845,544)	4,849,667	-	4,849,667

MONEY MARKET FUNDS - 0.3% and 18.0%, respectively
First American US Treasury Money Market Fund, Class Z, 0.04% (b) (15,806 shares)	15,806	-	15,806
First American US Treasury Obligations Fund, Class X, 0.08% (b) (7,986,862 shares)	-	7,986,862	7,986,862
TOTAL MONEY MARKET FUNDS (Cost $15,806 and $7,986,862, respectively	15,806	7,986,862	8,002,668

Total Investments (Cost $4,883,666 and $7,986,862, respectively) - 96.3% and 18.0%, respectively	4,879,769	7,986,862	12,866,631
Other Assets in Excess of Liabilities - 3.7% and 82.0%, respectively (a)	188,412	36,288,625	36,477,037
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$5,068,181	$44,275,487	$49,343,668

(a)	$4,849,667 and $27,827,859, respectively, of cash is pledged as collateral for futures contracts and written options
(b)	Annualized seven-day yield as of June 30, 2020

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
June 30, 2020	(Depreciation)	(Depreciation)	(Depreciation)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 31, 2020 (Underlying Face Amount at Market Value - $3,799,600) (350 contracts)	$-	$556,225	$556,225
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 28, 2020 (Underlying Face Amount at Market Value - $3,768,100) (350 contracts)	-	512,475	512,475
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 25, 2020 (Underlying Face Amount at Market Value - $3,753,750) (350 contracts)	-	492,625	492,625
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 31, 2020 (Underlying Face Amount at Market Value - $1,536,480) (180 contracts)	-	(5,020)	(5,020)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 28, 2020 (Underlying Face Amount at Market Value - $1,746,000) (180 contracts)	-	199,250	199,250
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 25, 2020 (Underlying Face Amount at Market Value - $1,769,220) (180 contracts)	-	222,470	222,470
Baltic Capesize Time Charter Expiring July 31, 2020 (Underlying Face Amount at Market Value - $9,431,220) (380 contracts)	-	3,644,720	3,644,720
Baltic Capesize Time Charter Expiring August 28, 2020 (Underlying Face Amount at Market Value - $8,851,050) (450 contracts)	-	1,977,550	1,977,550
Baltic Capesize Time Charter Expiring September 25, 2020 (Underlying Face Amount at Market Value - $9,041,760) (520 contracts)	-	981,260	981,260
	$-	$8,581,555	$8,581,555

SIT RISING RATE ETF
Written Call Option Contracts
June 30, 2020
US 5 Year Note, Strike Price $125.50 Expiring 08/21/2020 (9 contracts) (Premiums received $3,204)	$(4,148)	$-	$(4,148)

SIT RISING RATE ETF
Short Futures Contracts
June 30, 2020
US Treasury 5 Year Note Expiring September 2020 (Underlying Face Amount at Market Value - $4,652,461) (37 contracts)	$(5,899)	$-	$(5,899)
US Treasury 2 Year Note Expiring September 2020 (Underlying Face Amount at Market Value - $10,158,094) (46 contracts)	755	-	755
	$(5,144)	$-	$(5,144)

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedule of Investments

June 30, 2019

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED
PURCHASED OPTIONS - 0.3% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $123.50 Expiring 08/23/19 (40 contracts)	$35,625	$-	$35,625
TOTAL PURCHASED OPTIONS (Cost $58,883)	35,625	-	35,625

SHORT-TERM INVESTMENTS - 97.2% and 0.0%, respectively
US TREASURY BILLS - 97.2% and 0.0%, respectively
United States Treasury Bills 2.082%, 12/12/2019 ($11,700,000 principal amount) (a)	11,591,734	-	11,591,734
TOTAL US TREASURY BILLS (Cost $11,586,722)	11,591,734	-	11,591,734

MONEY MARKET FUNDS - 1.4% and 25.4%, respectively
First American US Treasury Money Market Fund, Class Z, 2.40% (b) (282,538 shares)	282,538	-	282,538
First American US Treasury Obligations Fund, Class X, 2.27% (b) (1,095,625 shares)	-	1,095,625	1,095,625
TOTAL MONEY MARKET FUNDS (Cost $282,538 and $1,095,625, respectively)	282,538	1,095,625	1,378,163

Total Investments (Cost $11,928,143 and $1,095,625, respectively) - 99.9% and 25.4%, respectively	11,909,897	1,095,625	13,005,522
Other Assets in Excess of Liabilities - 0.1% and 74.6%, respectively (a)	10,252	3,212,637	3,222,889
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$11,920,149	$4,308,262	$16,228,411

(a)	All or a portion of this security is held as collateral for futures contracts and written options.
(b)	Annualized seven-day yield as of June 30, 2019.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
June 30, 2019	(Depreciation)	(Depreciation)	(Depreciation)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 26, 2019 (Underlying Face Amount at Market Value - $489,015) (45 contracts)	$-	$25,015	$25,015
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 30, 2019 (Underlying Face Amount at Market Value - $497,835) (45 contracts)	-	33,835	33,835
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 27, 2019 (Underlying Face Amount at Market Value - $495,945) (45 contracts)	-	31,945	31,945
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 26, 2019 (Underlying Face Amount at Market Value - $147,435) (15 contracts)	-	(5,565)	(5,565)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 30, 2019 (Underlying Face Amount at Market Value - $158,250) (15 contracts)	-	5,250	5,250
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 27, 2019 (Underlying Face Amount at Market Value - $161,505) (15 contracts)	-	8,505	8,505
Baltic Capesize Time Charter Expiring July 26, 2019 (Underlying Face Amount at Market Value - $732,680) (40 contracts)	-	104,930	104,930
Baltic Capesize Time Charter Expiring August 30, 2019 (Underlying Face Amount at Market Value - $719,840) (40 contracts)	-	92,090	92,090
Baltic Capesize Time Charter Expiring September 27, 2019 (Underlying Face Amount at Market Value - $723,160) (40 contracts)	-	95,410	95,410
	$-	$391,415	$391,415

SIT RISING RATE ETF Written Option Contracts June 30, 2019
US 5 Year Note, Strike Price $117.75 Expiring 08/23/2019 (25 contracts) (Premiums received $16,128)	$19,336	$-	$19,336

SIT RISING RATE ETF Short Futures Contracts June 30, 2019
US Treasury 5 Year Note Expiring September 2019 (Underlying Face Amount at Market Value - $12,051,938) (102 contracts)	$(182,361)	$-	$(182,361)
US Treasury 2 Year Note Expiring September 2019 (Underlying Face Amount at Market Value - $22,809,047) (106 contracts)	(144,096)	-	(144,096)
	$(326,457)	$-	$(326,457)

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Year Ended Ended June 30, 2020

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED
Investment Income
Interest	$114,292	$37,273	$151,565

Expenses
Sponsor fee	74,999	124,997	199,996
CTA fee	12,445	128,338	140,783
Audit fees	77,102	47,500	124,602
Tax preparation fees	49,999	49,999	99,998
Admin/accounting/custodian/transfer agent fees	57,601	61,854	119,455
Legal fees	34,997	44,999	79,996
Printing and postage expenses	10,499	10,602	21,101
Chief Compliance Officer fees	24,969	24,996	49,965
Principal Financial Officer fees	24,969	24,996	49,965
Regulatory reporting fees	24,969	24,996	49,965
Brokerage commissions	4,961	208,650	213,611
Distribution fees	15,539	15,821	31,360
Insurance expense	14,999	14,999	29,998
Listing & calculation agent fees	12,599	12,599	25,198
Other expenses	9,361	16,752	26,113
Wholesale support fees	6,223	35,622	41,845
Interest expense	229	9	238
Total Expenses	456,460	847,729	1,304,189
Less: Waiver of CTA fee	-	(60,769)	(60,769)
Less: Expenses absorbed by Sponsor	(389,041)	(284,850)	(673,891)
Net Expenses	67,419	502,110	569,529
Net Investment Income (Loss)	46,873	(464,837)	(417,964)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(903,915)	(1,565,921)	(2,469,836)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	336,740	8,190,140	8,526,880
Net realized and unrealized gain (loss)	(567,175)	6,624,219	6,057,044
Net income (loss)	$(520,302)	$6,159,382	$5,639,080

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

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Year Ended June 30, 2020

	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED

Net Assets at Beginning of Year	$11,920,149	$4,308,262	$16,228,411

Increase (decrease) in Net Assets from share transactions
Addition of -0- and 5,950,000 shares, respectively	-	40,151,470	40,151,470
Redemption of 275,000 and 500,000 shares, respectively	(6,331,666)	(6,343,627)	(12,675,293)
Net Increase (decrease) in Net Assets from share transactions	(6,331,666)	33,807,843	27,476,177

Increase (decrease) in Net Assets from operations
Net investment income (loss)	46,873	(464,837)	(417,964)
Net realized gain (loss)	(903,915)	(1,565,921)	(2,469,836)
Change in net unrealized gain (loss)	336,740	8,190,140	8,526,880

Net increase (decrease) in Net Assets from operations	(520,302)	6,159,382	5,639,080

Net Assets at End of Year	$5,068,181	$44,275,487	$49,343,668

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

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Year Ended June 30, 2020

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Cash flows provided by/used in operating activities
Net income (loss)	$(520,302)	$6,159,382	$5,639,080
Adjustments to reconcile net income (loss) to net cash provided by/used in operating activities:
Net realized loss (gain) on investments	903,915	1,565,921	2,469,836
Change in net unrealized loss (gain) on investments	(336,740)	(8,190,140)	(8,526,880)
Change in operating assets and liabilities:
Sale (Purchase) of investments - net	6,462,953	(267,018)	6,195,935
Decrease in interest receivable	436	5,276	5,712
Decrease (Increase) in receivable on open futures contracts	-	(8,190,140)	(8,190,140)
Increase in payable for Fund shares sold	-	192,533	192,533
Decrease in options written, at fair value	(15,188)	-	(15,188)
Increase in payable on open futures contracts	(321,313)	-	(321,313)
Increase (Decrease) in due to Sponsor	(5,672)	72,581	66,909
Increase in other accrued expenses	-	32,587	32,587

Net cash provided by/used in operating activities	6,168,089	(8,619,018)	(2,450,929)
Cash flows from financing activities
Proceeds from sale of shares	-	40,151,470	40,151,470
Paid on redemption of shares	(6,331,666)	(6,343,627)	(12,675,293)
Net cash provided by/used in financing activities	(6,331,666)	33,807,843	27,476,177
Net increase (decrease) in cash and restricted cash	(163,577)	25,188,825	25,025,248
Cash and restricted cash, beginning of the year	365,460	2,831,566	3,197,026
Cash and restricted cash, end of the year	$201,883	$28,020,391	$28,222,274

The following table provides a reconciliation of cash and restricted cash reported within the Combined Statement of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	201,883	28,020,391	28,222,274
Total cash and restricted cash as shown on the statement of cash flows	$201,883	$28,020,391	$28,222,274

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Year Ended June 30, 2019

	SIT RISING	BREAKWAVE DRY BULK SHIPPING
	RATE ETF	ETF	COMBINED

Cash flows provided by/used in operating activities
Net income (loss)	$(2,753,749)	$(785,330)	$(3,539,079)
Adjustments to reconcile net income (loss) to net cash provided by/used in operating activities:
Net realized loss on investments	(3,673,921)	(1,006,844)	(4,680,765)
Change in net unrealized loss (gain) on investments	443,911	309,735	753,646
Change in operating assets and liabilities:
Sale of investments - net	42,518,476	850,493	43,368,969
Decrease (increase) in interest receivable	371	(1,379)	(1,008)
Decrease (Increase) in receivable on open futures contracts	-	(309,735)	(309,735)
Decrease (Increase) in options written, at fair value	(51,328)	-	(51,328)
Decrease in payable on open futures contracts	(371,969)	-	(371,969)
Increase (decrease) in due to Sponsor	(31,979)	2,392	(29,587)
Increase in other accrued expenses	-	1,277	1,277

Net cash provided by/used in operating activities	36,079,812	(939,391)	35,140,421
Cash flows from financing activities
Proceeds from sale of shares	25,460,920	1,795,803	27,256,723
Paid on redemption of shares	(62,562,010)	-	(62,562,010)
Net cash provided by/used in financing activities	(37,101,090)	1,795,803	(35,305,287)
Net increase (decrease) in cash and restricted cash	(1,021,278)	856,412	(164,866)
Cash and restricted cash, beginning of the year	1,386,738	1,975,154	3,361,892
Cash and restricted cash, end of the year	$365,460	$2,831,566	$3,197,026

The following table provides a reconciliation of cash and restricted cash reported within the Combined Statement of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	365,460	2,831,566	3,197,026
Total cash and restricted cash as shown on the statement of cash flows	$365,460	$2,831,566	$3,197,026

See accompanying notes to combined financial statements.

ETF Managers Group Commodity Trust I

Notes to Combined Financial Statements

June 30, 2020 and 2019

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

For the years ended June 30, 2020 and 2019, RISE paid Sit a fee equal to 0.20% per annum of the value of RISE’s average daily net assets for Sit’s services as the commodity trading advisor to RISE.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of each Fund’s final net asset value for creation and redemption of Fund shares for the years ended June 30, 2020 and 2019 was at 4:00 p.m. Eastern Time on June 30, 2020 and June 28, 2019, respectively.

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the years ended June 30, 2020 and 2019.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these combined financial statements differ from those used in the calculations of the Funds’ final creation/redemption NAVs at June 30, 2020 and June 30, 2019.

(f) Investment Valuation

Short-term investments, excluding U.S. Treasury Bills, are carried at amortized cost, which approximates fair value. U.S. Treasury Bills are valued as determined by an independent pricing service based on methods which include consideration of yields or prices of securities of comparable quality, coupon, maturity and type; indications as to values from dealers; and general market conditions.

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

The following tables summarize RISE’s valuation of investments at June 30, 2020 and at June 30, 2019 using the fair value hierarchy:

	June 30, 2020
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$4,849,667	a	$14,296	a	$(4,148	)b	$(5,144	)c	$4,854,671

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

Transfers between levels are recognized at the end of the reporting period. During the years ended June 30, 2020 and 2019, RISE recognized no transfers from Level 1, Level 2 or Level 3.

The following tables summarize BDRY’s valuation of investments at June 30, 2020 and at June 30, 2019 using the fair value hierarchy:

	June 30, 2020
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$7,986,862	a	$8,581,555	b	$16,568,417

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

Transfers between levels are recognized at the end of the reporting period. During the years ended June 30, 2020 and 2019, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at June 30, 2020 and June 30, 2019. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

(j) Reclassification

Certain reclassifications have been made to the prior consolidated financial statements to conform with the current year presentation.

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

All open derivative positions at June 30, 2020 and at June 30, 2019, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of June 30, 2020

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$14,296	*	Payable on open futures contracts	$(5,144	)**
Interest Rate Risk				Written options, at fair value	$(4,148	)*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.
**	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of June 30, 2019

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$35,625	*	Payable on open futures contracts	$(326,457	)**
Interest Rate Risk				Written options, at fair value	$(19,336	)*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.
**	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2020

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(903,915)	$336,740

The futures and options contracts open at June 30, 2020 are indicative of the activity for the year ended June 30, 2020.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(3,673,921)	$443,911

The futures and options contracts open at June 30, 2019 are indicative of the activity for the year ended June 30, 2019.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2020

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Unrealized Gain		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$8,581,555	*

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2019

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Unrealized Gain		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$391,415	*

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2020

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$(1,565,921)	$8,190,140

The futures contracts open at June 30, 2020 are indicative of the activity for the year ended to June 30, 2020.

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

The Sponsor has agreed to waive receipt of the Sponsor Fee for RISE and/or assume RISE’s expenses (excluding brokerage fees, interest expense, and extraordinary expenses) so that RISE’s total annual expenses do not exceed 1.00% (the “RISE Expense Cap”) of average net assets per annum through September 30, 2021.

RISE’s CTA fee, calculated daily and paid monthly in arrears, is 0.20% per annum of average daily net assets.

RISE’s Sponsor Fee, calculated daily and paid monthly, is the greater of 0.15% of its average daily net assets, or $75,000, and the fees for Principal Financial Officer and Chief Compliance Officer services provided to RISE by the Sponsor are $25,000 per annum.

Effective April 1, 2019, the fee paid to the Sponsor for tax return preparation was reduced from $100,000 per year to $50,000 per year.

BDRY pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $125,000. BDRY also paid an annual fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BDRY such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions and interest expense, of the value of BDRY’s average daily net assets through September 30, 2021 (the “BDRY Expense Cap,” and together with the RISE Expense Cap, the “Expense Caps”). The assumption of expenses by the Sponsor and waiver of BDRY’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $60,769 and $45,460 for the years ended June 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

The Funds currently accrue their daily expenses up to the applicable Expense Cap, or, if less, up accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of RISE, aggregated $389,041 and $184,268 for the years ended June 30, 2020 and 2019, respectively, and in the case of BDRY, aggregated $284,850 and $477,429 for the years ended June 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

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

RISE has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. RISE paid U.S. Bank $57,601 and $56,301 for the years ended June 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $61,854 and $61,399 for the years ended June 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

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

RISE incurred $15,539 and $17,496 in distribution and related administrative services for the years ended June 30, 2020 and 2019, respectively. BDRY incurred $15,821 and $16,497 in distribution and related administrative services for the years ended June 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

RISE also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

RISE incurred $6,223 and $45,717 in wholesale support fees for the years ended June 30, 2020 and 2019, respectively. BDRY incurred $35,622 and $28,762 in wholesale support fees for the years ended June 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.08% for RISE, and approximately 0.40% (excluding the impact on the Fund of creation and/or redemption activity) for BDRY, of the net asset value of the applicable Fund for execution and clearing services on behalf of the applicable Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. RISE incurred $4,961 and $52,348 in brokerage commissions and fees for the years ended June 30, 2020 and 2019, respectively. BDRY incurred $208,650 and $34,610 in brokerage commissions and fees for the years ended June 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the respective Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. RISE and BDRY each incurred $2,500, in trustee fees for each of the two years in the period ended June 30, 2020, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the RISE Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.00% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. RISE incurred $456,460 and $693,783 for the years ended June 30, 2020 and 2019, respectively, in routine offering, operational, administrative or other ordinary expenses.

The assumption of Fund expenses above the RISE Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $389,041 and $184,268, respectively, for the years ended June 30, 2020 and 2019, respectively.

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $847,729 and $667,238 during the years ended June 30, 2020 and 2019, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $60,769 and $45,460 for the years ended June 30, 2020 and 2019, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $284,850 and $477,429 for the years ended June 30, 2020 and June 30, 2019, respectively.

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

Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the years ended June 30, 2020 and 2019, respectively, RISE and BDRY did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended June 30, 2020 and 2019, respectively, RISE and BDRY did not incur such expenses.

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

(a) Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Creation or Redemption Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $250 ($500 prior to May 18, 2020) per order, which goes directly to the Custodian. The AP Transaction Fees are paid by the Authorized Participants and not by the Funds.

(b) Share Transactions

SIT RISING RATE ETF

Summary of Share Transactions for the Year Ended June 30, 2020
	Shares	Net Assets Increase (Decrease)
Shares Sold	-	$-
Shares Redeemed	(275,000)	(6,331,666)
Net Decrease	(275,000)	$(6,331,666)

Summary of Share Transactions for the Year Ended June 30, 2019
	Shares	Net Assets Increase (Decrease)
Shares Sold	1,025,000	$25,460,920
Shares Redeemed	(2,600,000)	(62,562,010)
Net Increase	(1,575,000)	$(37,101,090)

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2020
	Shares	Net Assets Increase (Decrease)
Shares Sold	5,950,000	$40,151,470
Shares Redeemed	(500,000)	(6,343,627)
Net Increase	5,450,000	$33,807,843

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2019
	Shares	Net Assets Increase (Decrease)
Shares Sold	175,000	$1,795,803
Shares Redeemed	-	-
Net Increase	175,000	$1,795,803

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

(c) Natural Disaster/Epidemic Risk

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks previously mentioned, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Funds and their investments. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds' Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds' investments. These factors can cause substantial market volatility. exchange trading suspensions and closures and can impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund's performance, resulting in losses to the Funds.

(d) Risk that Current Assumptions and Expectations Could Become Outdated As a Result of Global Economic Shocks

The onset of the novel coronavirus (COVID-19) has caused significant shocks to global financial markets and economies, with many governments taking extreme actions to slow and contain the spread of COVID-19. These actions have had, and likely will continue to have, a severe economic impact on global economies as economic activity in some instances has essentially ceased at times. Financial markets across the globe are experiencing severe distress at least equal to what was experienced during the global financial crisis in 2008. The global economic shocks being experienced as of the date hereof may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2020, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the years ended June 30, 2020 and 2019, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	SIT RISING RATE ETF		BREAKWAVE DRY BULK SHIPPING ETF
	For the Year Ended June 30,		For the Year Ended June 30,
	2020	2019	2020	2019

Net Asset Value
Net asset value per Share, beginning of year	$22.70	$24.65	$13.25	$21.98
Net investment income (loss)	0.17	0.26	(0.35)	(0.43)
Net realized and unrealized gain (loss)	(2.60)	(2.21)	(5.20)	(8.30)
Net Income (Loss)	(2.43)	(1.95)	(5.55)	(8.73)
Net Asset Value per Share, end of year	$20.27	$22.70	$7.70	$13.25
Market Value per Share, end of year	$20.26	$22.73	$7.39	$13.15
Ratios to Average Net Assets*
Expense Ratio***	1.08%	1.11%	5.67%	4.60%
Expense Ratio*** before Waiver/Assumption	7.34%	1.52%	9.58%	21.28%
Net Investment Income (Loss)	0.75%	1.04%	(5.25)%	(2.81)%
Total Return, at Net Asset Value**	(10.70)%	(7.91)%	(41.89)%	(39.72)%
Total Return, at Market Value**	(10.87)%	(7.83)%	(43.80)%	(40.34)%

*	Percentages are annualized.
**	Percentages are not annualized.
***	For Sit Rising Rate ETF, Fund expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions and interest expense. For Breakwave Dry Bulk Shipping ETF, Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions and interest expense.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

ETF Managers Group Commodity Trust I

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities of SIT Rising Rate ETF and Breakwave Dry Bulk Shipping ETF (the “Funds”) and the combined statement of assets and liabilities of ETF Managers Group Commodity Trust I (the “Trust”), including the schedules of investments of the Funds and the combined schedules of investments of the Trust, as of June 30, 2020 and 2019, and the related statements of operations, changes in net assets and cash flows of the Funds; combined statements of operations, changes in net assets, and cash flows of the Trust for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Funds and the Trust as of June 30, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Trust’s and Funds’ auditor since 2014.

New York, NY

September 28, 2020

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

Management of the Sponsor, including Samuel Masucci III, Principal Executive Officer of the Sponsor, and John A. Flanagan, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of June 30, 2020. In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of June 30, 2020, the internal control over financial reporting is effective for the Trust and each Fund thereof.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

Item 9B. Other Information.

The Sponsor has contractually agreed to waive its receipt of the management fee from RISE and/or assume the Fund's expenses (excluding brokerage fees, interest expenses, and extraordinary expenses) so that the Fund's total annual expenses do not exceed 1.00% per annum through September 30, 2021.

The foregoing is a summary description of the Expense Limitation Agreement, which is filed with this Annual Report on Form 10-K as Exhibit 10.18 and is incorporated by reference.

Breakwave has agreed to waive its license and services fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that the Fund's total annual expenses (excluding brokerage commissions, interest expense, and extraordinary expenses) do not exceed 3.50% per annum through September 30, 2021.

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

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the Sponsor: Samuel R. Masucci, III, John A. Flanagan, Matthew J. Bromberg, Reshma A. Tanczos and Devin L. Ryder. These individuals are principals due to their positions; however, Mr. Masucci is also a principal due to his controlling stake in ETFMG.

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

Matthew J. Bromberg. Mr. Bromberg serves as the General Counsel of the Sponsor. Mr. Bromberg was listed as a principal of the Sponsor in September 2020. Prior to joining the Sponsor, from 2019 to 2020, Mr. Bromberg was an investment management partner at the law firm Dorsey & Whitney where he provided counsel to investment advisers relating to private investment funds, ETFs and mutual funds, as well as to separately managed account and wrap fee program sponsors. From 2016 to 2019, Mr. Bromberg served as General Counsel of WBI Investments, Inc., a registered investment adviser and ETF sponsor. During the same period, Mr. Bromberg also served as General Counsel to Millington Securities, Inc., a broker-dealer affiliate of WBI Investments, Inc. From 2014 to 2015 Mr. Bromberg was an investment management partner at the law firm of Reed Smith. From 2014 to 2015 and 2006 to 2013, Mr. Bromberg served as Senior Managing Counsel to the Asset Servicing Division of BNY Mellon. Mr. Bromberg was in private practice, at the law firm of King & Spalding between 2013 and 2014, where he represented financial institutions in transactional and regulatory matters with a focus on investment advisers, registered public funds, private investment funds, banks, and broker-dealers. Mr. Bromberg received his B.A. in English Literature from The State University of New York at Albany and a J.D. from Brooklyn Law School.

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

ETF Managers Group Commodity Trust I

c/o ETF Managers Capital LLC

30 Maple Street

Suite 2

Summit, NJ 07901

Item 11. Executive Compensation.

The Funds have no employees, officers or directors and are managed by the Sponsor. None of the directors or officers of the Sponsor receive compensation from the Funds. The Sponsor receives a management fee from RISE, monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of the Fund’s average daily net assets or $75,000. The Sponsor has contractually agreed to waive the Sponsor Fee and/or assume the Fund’s Other Expenses (which term excludes brokerage fees, interest expense, and extraordinary expenses) so that the Fund’s Total Annual Fund Expenses do not exceed 1.00% per annum through September 30, 2021. The management fees paid to the Sponsor by RISE amounted to $74,999 and $85,187 for the year ended June 30, 2020 and 2019, respectively.

The Sponsor receives a management fee from BDRY, monthly in arrears, in an amount equal to the greater of 0.15% per annum on the daily NAV of BDRY or $125,000. The Sponsor has contractually agreed to assume BDRY’s expenses (excluding brokerage fees, interest expenses, and extraordinary expenses) in order to cap BDRY’s total annual expenses at 3.50% per annum through September 30, 2021. The management fees paid to the Sponsor by BDRY amounted to $124,997 and $124,997 for the years ended June 30, 2020 and 2019, respectively.

The Sponsor also provides Principal Financial Officer, Chief Compliance Officer, Regulatory Reporting and Wholesale Support services to the Funds. The fees for each service provided to the Funds for the year ended June 30, 2020, all of which had been paid, or accrued, at June 30, 2020, were as follows:

Service	RISE Amount	BDRY Amount
Principal Financial Officer	$24,969	$24,969
Chief Compliance Officer	24,969	24,969
Regulatory Reporting	24,969	24,969
Wholesale Support	6,223	35,622

In addition to the above, the Distributor provides Distribution services to the Funds. The fees for Distribution services paid to the Distributor were $15,539 and $15,821, for RISE and BDRY, respectively, for the year ended June 30, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of June 30, 2020, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Series of the Trust	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class
RISE	Sit Investment Associates Sit Fixed Income Advisors II LLC 3300 IDS Center 80 South Eighth Street Minneapolis, MN 55402-4130	61,200 Shares	24.48%

	Jane Street Capital LLC 250 Vesey Street - 5th Floor New York, NY 10281	54,630 Shares	21.85%

	G-1 Execution Services LLC 175 West Jackson Blvd Suite 1700 Chicago, IL 60604	28,060 Shares	11.22%

BDRY	Six Sis Ltd Baslerstrasse 100 Olten, CH-4601 Switzerland	605,221 Shares	10.53%

	Jane Street Capital LLC 250 Vesey Street - 5th Floor New York, NY 10281	505,987 Shares	8.80%

	Credit Suisse Schweiz AG Paradeplatz 8 Zurich, 8001 Switzerland	369,136 Shares	6.42%

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

Director Independence

As an unincorporated entity, the registrant does not have a Board of Directors.

Item 14. Principal Accountant Fees and Services.

The fees for services accrued and/or billed to the Funds by its independent auditors for the year ended June 30, 2020 and 2019 were as follows:

	2020	2019
Audit Fees	$124,602	$132,600
Audit-Related Fees	—	—
Tax Fees	99,998	50,875
All Other Fees	—	—
Total	$224,600	$183,475

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by WithumSmith+Brown, PC to the Funds described above. The Sponsor pre-approves all audit and allowed non-audit services of the Funds’ independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 34.

2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement No. 333-199190, filed on January 12, 2015.)

3.1(b)	Instrument Establishing the Fund. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)

3.1(c)	Amended Exhibit C to the Amended and Restated Declaration of Trust and Trust Agreement of the Trust. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)

3.2	Certificate of Trust of the Registrant. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.

4.1	Description of the Trust’s securities. (Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed on September 30, 2019.)

10.1	Form of Authorized Participant Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.2	Marketing Agent Agreement. (Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on April 12, 2017.)

10.3	Amendment No. 1 to Marketing Agent Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.4	Amendment No. 2 to Marketing Agent Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.5	Licensing and Services Agreement with respect to RISE. (Incorporated by reference to Pre- Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.6	Amendment No. 1 to the Licensing and Services Agreement with respect to RISE. (Incorporated by reference to Trust’s Registration Statement No. 333-222379, filed on January 2, 2018.)

10.7	Licensing and Services Agreement with respect to BDRY. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.8	Custody Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.9	Amendment No. 1 to Custody Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.10	Fund Administration Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.11	Amendment No. 1 to Fund Administration Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.12	Fund Accounting Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.13	Amendment No. 1 to Fund Accounting Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.14	Transfer Agent Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.15	Amendment No. 1 to Transfer Agent Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.16	Fee Waiver Agreement with respect to BDRY. (Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed on September 30, 2019.)

10.17	Expense Limitation Agreement with respect to BDRY. (Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed on September 30, 2019.)

10.18	Expense Limitation Agreement with respect to RISE. (Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed on September 30, 2019.)

23.1	Consent of Sullivan & Worcester LLP with respect to RISE. (Incorporated by reference to the Trust’s Registration Statement No. 333-222379, filed on January 2, 2018.)

23.2	Consent of Sullivan & Worcester LLP with respect to BDRY. (Incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement No. 333-218453, filed on January 26, 2018.)

23.3	Consent of WithumSmith & Brown, P.C. as to the Breakwave Dry Bulk Shipping ETF and Sit Rising Rate ETF. (Filed herewith.)

23.4	Consent of Connolly & Company, P.C. as to the Sponsor. (Incorporated by reference to Amendment No. 1 to the Trust’s Current Report on Form 8-K, filed on June 4, 2020.)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: September 28, 2020

