Form 10-Q
period 2020-09-30
ETF Managers Group Commodity Trust I
filed 2020-11-13
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2020.

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

Indicate the number of Shares outstanding, as of November 1, 2020: 150,040/(RISE)

Indicate the number of Shares outstanding, as of November 1, 2020: 3,125,040/(BDRY)

ETF MANAGERS GROUP COMMODITY TRUST I

i

Part I.
INTERIM FINANCIAL INFORMATION

Item 1. Interim Combined Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

September 30, 2020 (Unaudited)

	SIT RISING RATE	BREAKWAVE DRY BULK SHIPPING
	ETF	ETF	COMBINED
Assets
Investment in securities, at fair value (cost $2,969,411 and $1,783,683, respectively)	$2,969,468	$1,783,683	$4,753,151
Segregated cash held by broker	61,574	27,083,846	27,145,420
Receivable on open futures contracts	-	1,515,155	1,515,155
Interest receivable	-	84	84
Total assets	3,031,042	30,382,768	33,413,810

Liabilities
Options written, at fair value (premiums received $3,121 and $-0-, respectively)	3,121	-	3,121
Payable on open futures contracts	5,423	-	5,423
Due to Sponsor	4,138	83,664	87,802
Other accrued expenses	-	8,067	8,067
Total liabilities	12,682	91,731	104,413

Net Assets	$3,018,360	$30,291,037	$33,309,397

Shares outstanding (unlimited authorized)	150,040	3,675,040
Net asset value per share	$20.12	$8.24
Market value per share	$20.11	$8.24

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

June 30, 2020

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $4,883,666 and $7,986,862, respectively)	$4,879,769	$7,986,862	$12,866,631
Interest receivable	-	545	545
Receivable on open futures contracts	-	8,581,555	8,581,555
Segregated cash held by broker	201,883	28,020,391	28,222,274
Total assets	5,081,652	44,589,353	49,671,005

Liabilities
Options written, at fair value (premiums received $3,204 and $-0-, respectively)	4,148	-	4,148
Payable on open futures contracts	5,144	-	5,144
Payable for Fund shares redeemed	-	192,533	192,533
Due to Sponsor	4,179	84,280	88,459
Other accrued expenses	-	37,053	37,053
Total liabilities	13,471	313,866	327,337

Net Assets	$5,068,181	$44,275,487	$49,343,668

Shares outstanding (unlimited authorized)	250,040	5,750,040
Net asset value per share	$20.27	$7.70
Market value per share	$20.26	7.39

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments

September 30, 2020 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED
PURCHASED OPTIONS - 0.5% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $140.00 Expiring 11/20/2020 (12 contracts)	$15,508	$-	$15,508
TOTAL PURCHASED OPTIONS (cost $15,508)	15,508	-	15,508

SHORT-TERM INVESTMENTS - 94.5% and 0.0%, respectively
US TREASURY BILLS - 94.5% and 0.0%, respectively
United States Treasury Bills 0.1200%, 10/22/2020 ($2,850,000 principal amount) (a)	2,849,879	-	2,849,879
TOTAL US TREASURY BILLS (cost $2,849,822)	2,849,879	-	2,849,879

MONEY MARKET FUNDS - 3.4% and 5.9%, respectively
First American US Treasury Money Market Fund, Class Z, 0.02% (b) (104,081 shares)	104,081	-	104,081
First American US Treasury Obligations Fund, Class X, 0.02% (b) (1,783,683 shares)	-	1,783,683	1,783,683
TOTAL MONEY MARKET FUNDS (Cost $104,081 and $1,783,683, respectively)	104,081	1,783,683	1,887,764

Total Investments (cost $2,969,411 and $1,783,683, respectively) - 98.4% and 5.9%, respectively	2,969,468	1,783,683	4,753,151
Other Assets in Excess of Liabilities - 1.6% and 94.1% (b), respectively	48,892	28,507,354	28,556,246
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$3,018,360	$30,291,037	$33,309,397

(a)	All or a portion of this security is pledged as collateral for certain futures contracts and written options
(b)	$27,074,488 of cash is pledged as collateral for futures contracts
(b)	Annualized seven-day yield as of September 30, 2020.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
September 30, 2020	(Depreciation)	(Depreciation)	(Depreciation)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring October 30, 2020 (Underlying Face Amount at Market Value - $2,808,720) (240 contracts)	$-	$(125,280)	$(125,280)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring November 30, 2020 (Underlying Face Amount at Market Value - $2,918,160) (240 contracts)	-	(15,840)	(15,840)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring December 24, 2020 (Underlying Face Amount at Market Value - $2,766,720) (240 contracts)	-	(167,280)	(167,280)
Baltic Exchange Supramax T/C Average Shipping Route Expiring October 30, 2020 (Underlying Face Amount at Market Value - $1,294,320) (120 contracts)	-	6,070	6,070
Baltic Exchange Supramax T/C Average Shipping Route Expiring November 30, 2020 (Underlying Face Amount at Market Value - $1,302,000) (120 contracts)	-	13,750	13,750
Baltic Exchange Supramax T/C Average Shipping Route Expiring December 24, 2020 (Underlying Face Amount at Market Value - $1,204,680) (120 contracts)	-	(83,570)	(83,570)
Baltic Capesize Time Charter Expiring October 30, 2020 (Underlying Face Amount at Market Value - $6,930,825) (275 contracts)	-	1,673,575	1,673,575
Baltic Capesize Time Charter Expiring November 30, 2020 (Underlying Face Amount at Market Value - $6,120,740) (290 contracts)	-	540,990	540,990
Baltic Capesize Time Charter Expiring December 24, 2020 (Underlying Face Amount at Market Value - $5,199,990) (290 contracts)	-	(327,260)	(327,260)
	$-	$1,515,155	$1,515,155

SIT RISING RATE ETF
Written Call Option Contracts
September 30, 2020
US 5 Year Note, Strike Price $125.75 Expiring 11/20/2020 (6 contracts)
(Premiums received $3,121)	$(3,121)	-	$(3,121)

SIT RISING RATE ETF
Short Futures Contracts
September 30, 2020
US Treasury 5 Year Note Expiring December 2020 (Underlying Face
Amount at Market Value - $2,898,719) (23 contracts)	(2,776)	-	(2,776)
US Treasury 2 Year Note Expiring December 2020 (Underlying Face
Amount at Market Value - $4,861,141) (22 contracts)	(2,647)	-	(2,647)
	$(5,423)	-	$(5,423)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments

June 30, 2020

	SIT RISING RATE	BREAKWAVE DRY BULK SHIPPING
	ETF	ETF	COMBINED
PURCHASED PUT OPTIONS - 0.3% and 0.0%, respectively
US Treasury 10 Year Note, Strike Price $139.50 Expiring 08/21/20 (15 contracts)	$14,296	$-	$14,296
TOTAL PURCHASED PUT OPTIONS (Cost $22,316)	14,296	-	14,296

SHORT-TERM INVESTMENTS - 95.7% and 0.0%, respectively
US TREASURY BILLS - 95.7% and 0.0%, respectively
United States Treasury Bills 0.1200%, 07/23/2020 ($4,850,000 principal amount) (a)	4,849,667	-	4,849,667
TOTAL US TREASURY BILLS (Cost $4,845,544)	4,849,667	-	4,849,667

MONEY MARKET FUNDS - 0.3% and 18.0%, respectively
First American US Treasury Money Market Fund, Class Z, 0.04% (b) (15,806 shares)	15,806	-	15,806
First American US Treasury Obligations Fund, Class X, 0.08% (b) (7,986,862 shares)	-	7,986,862	7,986,862
TOTAL MONEY MARKET FUNDS (Cost $15,806 and $7,986,862, respectively)	15,806	7,986,862	8,002,668

Total Investments (Cost $4,883,666 and $7,986,862, respectively) - 96.3% and 18.0%, respectively	4,879,769	7,986,862	12,866,631
Other Assets in Excess of Liabilities - 3.7% and 82.0%, respectively (a)	188,412	36,288,625	36,477,037
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$5,068,181	$44,275,487	$49,343,668

(a)	$4,849,667 and $27,827,859, respectively, of cash is pledged as collateral for futures contracts abd written options
(b)	Annualized seven-day yield as of June 30, 2020.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
June 30, 2020	(Depreciation)	(Depreciation)	(Depreciation)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 31, 2020 (Underlying Face Amount at Market Value - $3,799,600) (350 contracts)	$-	$556,225	$556,225
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 28, 2020 (Underlying Face Amount at Market Value - $3,768,100) (350 contracts)	-	512,475	512,475
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 25, 2020 (Underlying Face Amount at Market Value - $3,753,750) (350 contracts)	-	492,625	492,625
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 31, 2020 (Underlying Face Amount at Market Value - $1,536,480) (180 contracts)	-	(5,020)	(5,020)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 28, 2020 (Underlying Face Amount at Market Value - $1,746,000) (180 contracts)	-	199,250	199,250
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 25, 2020 (Underlying Face Amount at Market Value - $1,769,220) (180 contracts)	-	222,470	222,470
Baltic Capesize Time Charter Expiring July 31, 2020 (Underlying Face Amount at Market Value - $9,431,220) (380 contracts)	-	3,644,720	3,644,720
Baltic Capesize Time Charter Expiring August 28, 2020 (Underlying Face Amount at Market Value - $8,851,050) (450 contracts)	-	1,977,550	1,977,550
Baltic Capesize Time Charter Expiring September 25, 2020 (Underlying Face Amount at Market Value - $9,041,760) (520 contracts)	-	981,260	981,260
	$-	$8,581,555	$8,581,555

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

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended September 30, 2020 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$5,427	$674	$6,101

Expenses
Sponsor fee	18,904	31,851	50,755
CTA fee	2,545	129,213	131,758
Audit fees	18,400	22,042	40,442
Tax preparation fees	12,955	6,428	19,383
Admin/accounting/custodian/transfer agent fees	14,694	16,284	30,978
Legal fees	8,823	11,343	20,166
Chief Compliance Officer fees	6,301	6,301	12,602
Principal Financial Officer fees	6,301	6,301	12,602
Regulatory reporting fees	6,301	6,301	12,602
Brokerage commissions	1,243	75,212	76,455
Distribution fees	3,858	3,959	7,817
Insurance expense	3,781	3,781	7,562
Listing & calculation agent fees	3,680	2,571	6,251
Other expenses	2,849	3,404	6,253
Website Support and Marketing Materials	3,781	3,781	7,562
Printing and Postage	2,647	2,647	5,294
Wholesale support fees	1,273	16,995	18,268
Interest expense	194	-	194
	118,530	348,414	466,944
Less: Waiver of CTA fee	-	-	-
Less: Expenses absorbed by Sponsor	(104,370)	-	(104,370)
Net Expenses	14,160	348,414	362,574
Net Investment Income (Loss)	(8,733)	(347,740)	(356,473)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(34,256)	10,104,770	10,070,514

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	1,618	(7,066,400)	(7,064,782)
Net realized and unrealized gain (loss)	(32,638)	3,038,370	3,005,732
Net income (loss)	$(41,371)	$2,690,630	$2,649,259

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

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended September 30, 2020 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED
Net Assets at Beginning of Period	$5,068,181	$44,275,487	$49,343,668

Increase (decrease) in Net Assets from share transactions
Addition of -0- and 175,000 shares, respectively	-	1,447,553	1,447,553
Redemption of 100,000 and 2,250,000 shares, respectively	(2,008,450)	(18,122,633)	(20,131,083)
Net Increase (decrease) in Net Assets from share transactions	(2,008,450)	(16,675,080)	(18,683,530)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(8,733)	(347,740)	(356,473)
Net realized gain (loss)	(34,256)	10,104,770	10,070,514
Change in net unrealized gain (loss)	1,618	(7,066,400)	(7,064,782)

Net Increase (decrease) in Net Assets from operations	(41,371)	2,690,630	2,649,259

Net Assets at End of Period	$3,018,360	$30,291,037	$33,309,397

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

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Three Months Ended September 30, 2020 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED
Cash flows provided by /) operating activities
Net income (loss)	$(41,371)	$2,690,630	$2,649,259
Adjustments to reconcile net income to net cash provided by / used in operating activities:
Net realized loss (gain) on investments	34,256	(10,104,770)	(10,070,514)
Change in net unrealized loss (gain) on investments	(1,618)	7,066,400	7,064,782
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	1,877,663	9,241,549	11,119,212
Decrease (Increase) in interest receivable	-	461	461
Increase (Decrease) in options written, at fair value	(1,027)	-	(1,027)
Decrease (Increase) in receivable on open futures contracts	-	7,066,400	7,066,400
Increase (Decrease) in payable on open futures contracts	279	-	279
Increase (Decrease) in payable for Fund shares redeemed	-	(192,533)	(192,533)
Increase (Decrease) in due to Sponsor	(41)	(616)	(657)
Decrease (Increase) in other accrued expenses	-	(28,986)	(28,986)
Net cash provided by / used in operating activities	1,868,141	15,738,535	17,606,676
Cash flows from financing activities			-
Proceeds from sale of shares	-	1,447,553	1,447,553
Paid on redemption of shares	(2,008,450)	(18,122,633)	(20,131,083)
Net cash provided by / used in financing activities	(2,008,450)	(16,675,080)	(18,683,530)
Net increase (decrease) in cash and restricted cash	(140,309)	(936,545)	(1,076,854)
Cash and restricted cash, beginning of the period	201,883	28,020,391	28,222,274
Cash and restricted cash, end of the period	$61,574	$27,083,846	$27,145,420

The following table provides a reconciliation of cash and restricted cash reported within the Combined Statement of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	61,574	27,083,846	27,145,420
Total cash and restricted cash as shown on the statement of cash flows	$61,574	$27,083,846	$27,145,420

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Three Months Ended September 30, 2019 (Unaudited)

	SIT RISING	BREAKWAVE DRY BULK
	RATE ETF	SHIPPING ETF	COMBINED
Cash flows provided by / used in operating activities
Net income	$52,563	$1,347,548	$1,400,111
Adjustments to reconcile net income to net cash provided by / used in operating activities:
Net realized loss (gain) on investments	(53,483)	(582,026)	(635,509)
Change in net unrealized loss (gain) on investments	22,875	(784,450)	(761,575)
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	5,845,245	1,838,424	7,683,669
Increase in interest receivable	204	3,112	3,316
Increase (Decrease) in options written, at fair value	(7,711)	-	(7,711)
Decrease (Increase) in receivable on open futures contracts	(73,755)	378,695	304,940
Increase (Decrease) in payable on open futures contracts	(326,457)	-	(326,457)
Increase in due to Sponsor	(4,765)	(5,841)	(10,606)
Increase (Decrease) in accrued expenses	-	(1,729)	(1,729)
Net cash provided by / used in operating activities	5,454,716	2,193,733	7,648,449
Cash flows from financing activities			-
Proceeds from sale of shares	-	-	-
Paid on redemption of shares	(5,753,900)	(3,690,262)	(9,444,162)
Net cash provided by / used in financing activities	(5,753,900)	(3,690,262)	(9,444,162)
Net increase (decrease) in cash and restricted cash	(299,184)	(1,496,529)	(1,795,713)
Cash and restricted cash, beginning of the period	365,460	2,831,566	3,197,026
Cash and restricted cash, end of the period	$66,276	$1,335,037	$1,401,313

The following table provides a reconciliation of cash and restricted cash reported within the Combined Statement of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	66,276	1,335,037	1,401,313
Total cash and restricted cash as shown on the statement of cash flows	$66,276	$1,335,037	$1,401,313

See accompanying notes to unaudited interim combined financial statements.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements

September 30, 2020 (unaudited)

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

Rise Closure

On October 16, 2020, the Sponsor announced that it will close the Sit Rising Rate ETF because of current market conditions and the Fund’s asset size. – See Note 11 (b) to the Interim Combined Financial Statements.

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

The Sponsor anticipates that approximately 5% to 15% of RISE’s assets will be used as payment for or collateral for Treasury Instruments. In order to collateralize its Treasury Instrument positions, RISE will hold such assets, from which it will post margin to its futures commission merchant (“FCM”), SG Americas Securities, LLC, in an amount equal to the margin required by the relevant exchange, and transfer to its FCM any additional amounts that may be separately required by the FCM. When establishing positions in Treasury Instruments, RISE will be required to deposit initial margin with a value of approximately 3% to 10% of the value of each Treasury Instrument position at the time it is established. These margin requirements are subject to change from time to time by the exchange or the FCM. On a daily basis, RISE will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Treasury Instruments positions. Any assets not required to be posted as margin with the FCM will be held at RISE’s custodian in cash or cash equivalents, as discussed below. See Note 11(a) to the Interim Combined Financial Statements.

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

The accompanying interim combined financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim combined financial statements. These interim combined financial statements should be read in conjunction with RISE’s annual report on Form 10-K for the year ended June 30, 2020, RISE’s prospectus dated January 22, 2020 (the “RISE Prospectus”), BDRY’s annual report on Form 10-K for the year ended June 30, 2020 and BDRY’s prospectus dated March 13, 2020 (the “BDRY Prospectus,” and together with the RISE Prospectus, the “Prospectuses”). Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of each Fund’s final net asset value for creation and redemption of Fund shares for the three months ended September 30, 2020 and 2019 was at 4:00 p.m. Eastern Time on September 30, 2020 and 2019, respectively.

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended September 30, 2020 and 2019.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Funds’ final creation/redemption NAVs at September 30, 2020 and 2019.

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

The following tables summarize RISE’s valuation of investments at September 30, 2020 and at June 30, 2019 using the fair value hierarchy:

	September 30, 2020 (unaudited)
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$2,953,960	a	$15,508	a	$(3,121	)b	$(5,423	)c	$2,960,924

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Options written, at fair value in the Combined Statements of Assets and Liabilities.

c – Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2020 (audited)
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$4,865,473	a	$14,296	a	$(4,148	)b	$(5,144	)c	$4,870,477

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Options written, at fair value in the Combined Statements of Assets and Liabilities.

c – Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2020 and the year ended June 30, 2020, RISE recognized no transfers from Level 1, Level 2 or Level 3.

The following table summarizes BDRY’s valuation of investments at September 30, 2020 and at June 30, 2020 using the fair value hierarchy:

	September 30, 2020 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$1,783,683	a	$1,515,155	b	$3,298,838

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2020 (audited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$7,986,862	a	$8,581,555	b	$16,568,417

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2020 and the year ended June 30, 2020, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at September 30, 2020 and June 30, 2020. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

(j) Reclassification

Certain reclassifications have been made to the prior unaudited interim combined financial statements to conform with the current period presentation.

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

All open derivative positions at September 30, 2020 and at June 30, 2020, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of September 30, 2020

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$15,508	*	Payable on open futures contracts	$(5,423	)**
Interest Rate Risk	—	—		Written options, at fair value	$(3,121	)*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.
**	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of June 30, 2020

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$14,296	*	Payable on open futures contracts	$(5,144	)**
Interest Rate Risk	—	—		Written options, at fair value	$(4,148	)*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.
**	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2020

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(34,256)	$1,618

The futures and options contracts open at September 30, 2020 are indicative of the activity for the three months ended September 30, 2020.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$53,483	$(22,875)

The futures and options contracts open at September 30, 2019 are indicative of the activity for the three months ended September 30, 2019.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of September 30, 2020

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$1,515,155	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2020

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$8,581,555	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2020

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$10,104,770	$(7,066,400)

The futures contracts open at September 30, 2020 are indicative of the activity for the three months ended September 30, 2020.

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

The Sponsor has agreed to waive receipt of the Sponsor Fee for RISE and/or assume RISE’s expenses (excluding brokerage fees, interest expense, and extraordinary expenses) so that RISE’s total annual expenses do not exceed 1.00% (the “RISE Expense Cap”) of average net assets per annum through September 30, 2021. On October 16, 2020, the Sponsor announced that it will close RISE because of current market conditions and the Fund’s asset size. See Note 11 (b) to the Interim Combined Financial Statements.

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $-0- and $9,652, for the three months ended September 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

The Funds currently accrue their daily expenses up to the applicable Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Funds’ respective Expense Cap, which in the case of RISE, aggregated $104,370 and $97,153 for the three months ended September 30, 2020 and 2019, respectively, and in the case of BDRY, aggregated $-0- and $105,056 for the three months ended September 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

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

RISE has agreed to pay U.S. Bank 0.05% of assets under management (“AUM”), with a $50,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. RISE paid U.S. Bank $14,694 and $14,479 for the three months ended September 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $16,284 and $15,548 for the three months ended September 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

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

RISE incurred $3,858 and $3,906 in distribution and related administrative services for the three months ended September 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations. BDRY incurred $3,959 and $3,977 for the three months ended September 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

RISE also pays the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

RISE incurred $1,273 and $2,017 in wholesale support fees for the three months ended September 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations. BDRY incurred $16,995 and $7,083 in wholesale support fees for the three months ended September 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.08% for RISE, and 0.40% (excluding the impact on the Fund of creation and/or redemption activity) for BDRY, of the net asset value of the applicable Fund for execution and clearing services on behalf of the applicable Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. RISE incurred $1,243 and $1,866 in brokerage commissions and fees for the three months ended September 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations. BDRY incurred $75,212 and $8,297 in brokerage commissions and fees for the three months ended September 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the respective Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. RISE incurred $630 and $628, in trustee fees for the three months ended September 30, 2020 and 2019, respectively, which is included in Other Expenses in the Combined Statements of Operations. BDRY incurred $630 and $628 in trustee fees for the three months ended September 30, 2020 and 2019, respectively, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the RISE Expense Cap limitation, paid all of the routine offering, operational, administrative and other ordinary expenses of RISE in excess of 1.00% (excluding brokerage commissions and interest expense) of RISE’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. RISE incurred $118,530 (including $194 in interest expense) and $119,184 for the three months ended September 30, 2020 and 2019, respectively, in routine offering, operational, administrative or other ordinary expenses.

The assumption of Fund expenses above the RISE Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $104,370 and $97,153 for the three months ended September 30, 2020 and 2019, respectively.

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $348,414 and $146,303 for the three months ended September 30, 2020 and 2019, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $-0- and $9,652 for the three months ended September 30, 2020 and 2019, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $105,056 for the three months ended September 30, 2020 and 2019, respectively.

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

Accordingly, all such expenses are not reflected in the Statements of Operations. The Funds will bear the costs of their continuous offerings of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the three months ended September 30, 2020 and 2019, neither RISE nor BDRY incurred such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2020 and 2019, respectively, nether RISE nor BDRY incurred such expenses.

(5) Creations and Redemptions

Each Fund issues and redeems Shares from time to time, but only in one or more Creation Baskets. A Creation Basket is a block of 25,000 Shares of each Fund. Baskets may be created or redeemed only by Authorized Participants.

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

(b) Share Transactions

SIT RISING RATE ETF

Summary of Share Transactions for the Three Months Ended September 30, 2020
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	(100,000)	(2,008,450)
Net Decrease	(100,000)	$(2,008,450)

Summary of Share Transactions for the Three Months Ended September 30, 2019
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	(250,000)	(5,753,900)
Net Increase	(250,000)	$(5,753,900)

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2020
	Shares	Net Assets Increase (Decrease)
Shares Sold	175,000	$1,447,553
Shares Redeemed	(2,250,000)	(18,122,633)
Net Decrease	(2,075,000)	$(16,675,080)

Summary of Share Transactions for the Three Months Ended September 30, 2019
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	(225,000)	(3,690,262)
Net Decrease	(225,000)	$(3,690,262)

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

(c) Natural Disaster/Epidemic Risk

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks previously mentioned, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Funds and their investments. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors can cause substantial market volatility, exchange trading suspensions and closures and can impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the present time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to the Funds.

(d) Risk that Current Assumptions and Expectations Could Become Outdated as a result of Global Economic Shocks

The onset of the novel coronavirus (COVID-19) has caused significant shocks to global financial markets and economies, with many governments taking extreme actions to slow and contain the spread of COVID-19. These actions have had, and likely will continue to have, a severe economic impact on global economies as economic activity in some instances has essentially ceased at times. Financial markets across the globe have experienced, and may continue to experience, severe distress at least equal to what was experienced during the global financial crisis in 2008.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of September 30, 2020, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

On October 16, 2020, the Sponsor announced that it will close the Sit Rising Rate ETF because of current market conditions and the Fund’s asset size. – See Note 11 (b) below.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three months ended September 30, 2020 and September 30, 2019, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	THREE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2020		SEPTEMBER 30, 2019
	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF
Net Asset Value
Net asset value per Share, beginning of period	$20.27	$7.70	$22.70	$13.25
Net investment income (loss)	(0.04)	(0.08)	0.06	(0.12)
Net realized and unrealized gain (loss)	(0.11)	0.62	(0.15)	6.52
Net Income (Loss)	(0.15)	0.54	(0.09)	6.40
Net Asset Value per Share, end of period	$20.12	$8.24	$22.61	$19.65
Market Value per Share, end of period	$20.11	$8.24	$22.63	$19.71

Ratios to Average Net Assets*
Expense Ratio***	1.13%	3.92%	1.09%	4.73%
Expense Ratio*** before Waiver/Assumption	9.42%	3.92%	5.89%	21.92%
Net Investment Income (Loss)	(0.69%)	(3.91%)	1.09%	(2.84%)
Total Return, at Net Asset Value**	(0.74%)	7.01%	(0.40%)	48.30%
Total Return, at Market Value**	(0.77%)	11.50%	(0.44%)	49.89%

*	Percentages are annualized
**	Percentages are not annualized
***	For Sit Rising Rate ETF, Fund expenses have been capped at 1.00% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses. For Breakwave Dry Bulk Shipping ETF, Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any.

(11) Subsequent Events

In preparing these financial statements, the Funds have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments to the financial statements, other than those disclosed below:

Sit Rising Rate ETF:

a) Futures Commission Merchant of Sit Rising Rate ETF

On October 2, 2020, FC Stone replaced SG Americas Securities, LLC as Futures Commission Merchant for the Fund.

b) Closure of Sit Rising Rate ETF

On October 16, 2020, the Sponsor announced that it will close the Sit Rising Rate ETF because of current market conditions and the Fund’s asset size. The officers of the Sponsor of the Fund have authorized the closure and liquidation of the Fund.

Trading on the NYSE Arca for the shares of the Fund was suspended after the close of business on October 30, 2020.

Shareholders who did not sell their holdings on or before October 30, 2020 will receive cash equal to the amount of the net asset value of their shares on that date; such distribution will be completed on or about November 18, 2020. The cash amount will reflect the costs of closing and transaction costs. Subsequent to October 30, 2020, the Fund no longer pursued its stated investment objective or engaged in any business activities except for the purposes of winding up its business and affairs, preserving the value of its assets, paying its liabilities, and distributing its remaining assets to shareholders.

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

The Fund will not invest in swaps or other over-the-counter derivative instruments.

The RISE Benchmark Component Instruments currently constituting the RISE Benchmark Portfolio as of September 30, 2020 include:

Name	Ticker	Market Value USD
US 10YR FUT OPTN DEC 20P 140.00	TYZ0P140	$15,508
UNITED STATES TREAS BILLS	9127962S7	2,849,879
US 5YR NOTE DEC20	FVZ0	(2,898,719)
US 2 YR NOTE DEC20	TUZ0	(4,861,141)
US 5YR FUTR OPTN DEC20C 125.75	FVZ0C125.75	(3,121)

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

The Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of March 31, 2020 include:

Name	Ticker	Market Value USD
Baltic Panamax Time Charter Oct 20	BFFAP V20 Index	$2,808,720
Baltic Panamax Time Charter Nov 20	BFFAP X20 Index	2,918,160
Baltic Panamax Time Charter Dec 20	BFFAP Z20 Index	2,766,720
Baltic Capesize Time Charter Oct 20	BFFATC V20 Index	6,930,825
Baltic Capesize Time Charter Nov 20	BFFATC X20 Index	6,120,740
Baltic Capesize Time Charter Dec 20	BFFATC Z20 Index	5,199,990
Baltic Supramax T/C Average Shipping Route Oct 20	S58FM V20 Index	1,294,320
Baltic Supramax T/C Average Shipping Route Nov 20	S58FM X20 Index	1,302,000
Baltic Supramax T/C Average Shipping Route Dec 20	S58FM Z20 Index	1,204,680

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

Results of Operations

Sit Rising Rate ETF

COMPARISON OF PER SHARE RISE NAV TO RISE MARKET VALUE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
$20.35
$20.30
$20.25
$20.20
$20.15
$20.10
$20.05
$20.00
$19.95
6/30/2020
7/7/2020
7/14/2020
7/21/2020
7/28/2020
8/4/2020
8/11/2020
8/18/2020
8/25/2020
9/1/2020
9/8/2020
9/15/2020
9/22/2020
9/29/2020
RISE NAV
RISE Market Value

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the three months ended September 30, 2020.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of RISE and its NAV tracked closely for the three months ended September 30, 2019.

COMPARISON OF PER SHARE RISE NAV TO BENCHMARK PORTFOLIO FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (BASE = 100)
100.4
100.2
100
99.8
99.6
99.4
99.2
99
98.8
98.6
98.4
6/30/2020
7/7/2020
7/14/2020
7/21/2020
7/28/2020
8/4/2020
8/11/2020
8/18/2020
8/25/2020
9/1/2020
9/8/2020
9/15/2020
9/22/2020
9/29/2020
RISE NAV
RISEBP Index

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of RISE with the benchmark portfolio returns for the three months ended September 30, 2020. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

COMPARISON OF PER SHARE RISE NAV TO BENCHMARK PORTFOLIO FOR THE THREE MONTHES ENDED SEPTEMBER 30, 2019 (BASE = 100)
113
111
109
107
105
103
101
99
97
95
6/28/2019
7/5/2019
7/12/2019
7/19/2019
7/26/2019
8/2/2019
8/9/2019
8/16/2019
8/23/2019
8/30/2019
9/6/2019
9/13/2019
9/20/2019
9/27/2019
RISE NAV
RISEBP Index

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Fund Share Price Performance

During the three months ended September 30, 2020, the NYSE Arca market value of each Share decreased (-0.74%) from $20.26 per Share, representing the closing trade on June 30, 2020, to $20.11 per Share, representing the closing price on September 30, 2020. The Share price high and low for the three months ended September 30, 2020 and related change from the closing Share price on June 30, 2020 were as follows: Shares traded from a high of $20.32 per Share (+0.30%) on July 13, 2020 to a low of $20.02 per Share (-1.18%) on September 28, 2020.

Fund Share Net Asset Performance

For the three months ended September 30, 2020, the net asset value of each Share decreased (-0.74%) from $20.27 per Share, representing the closing net asset value per Share on June 30, 2020, to $20.12 per Share. The realized and unrealized net losses in the investments, futures and options contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the three months ended September 30, 2020.

Net loss for the three months ended September 30, 2020, was $41,371, resulting from net realized losses on investments, futures and options contracts of $34,256, net unrealized gains on investments, futures and options contracts of $1,618 and the net investment loss of $8,733.

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

Breakwave Dry Bulk Shipping ETF

During the three months ended September 30, 2020, freight rates for dry bulk experienced significant volatility across all vessel classes. The Baltic Dry Index, an index that tracks global spot rates for dry bulk, was down only 4% for the quarter, but traded in a wide range from a low of 1267 to a high of 1956 during the period. Slower export activity out of Brazil caused a sharp drop in Capesize rates during the month of July but rates stabilized in August before turning back up in late September as higher exporting activity from Brazil and overall robust demand for raw materials from China aided freight rates. Panamax and Supramax rates remained relatively flat throughout the quarter, as activity remained subdued in the coal and grain trade, the two major markets that smaller size dry bulk vessels serve.

During the three months ended September 30, 2020, freight futures also followed spot rates closely, as sentiment improved and expectations for both short term as well as long term rates increased towards the end of the period. As a result, BDRY’s performance closely tracked the performance of short-term dry bulk freight futures, leading to considerable volatility of the Fund’s NAV per share during the period. Towards the end of the quarter, and with the late recovery in spot rates, BDRY managed to rally and ended up 7% higher for the quarter.

COMPARISON OF PER SHARE BDRY NAV TO BDRY MARKET VALUE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
$10.00
$9.50
$9.00
$8.50
$8.00
$7.50
$7.00
$6.50
$6.00
6/30/2020
7/7/2020
7/14/2020
7/21/2020
7/28/2020
8/4/2020
8/11/2020
8/18/2020
8/25/2020
9/1/2020
9/8/2020
9/15/2020
9/22/2020
9/29/2020
BDRY NAV
BDRY Market Value

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended September 30, 2020.

COMPARISON OF PER SHARE BDRY NAV TO BDRY MARKET VALUE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
$24.00
$22.00
$20.00
$18.00
$16.00
$14.00
$12.00
$10.00
6/28/2019
7/5/2019
7/12/2019
7/19/2019
7/26/2019
8/2/2019
8/9/2019
8/16/2019
8/23/2019
8/30/2019
9/6/2019
9/13/2019
9/20/2019
9/27/2019
BDRY NAV
BDRY Market Value

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

The graph above compares the return of BDRY with the benchmark portfolio returns for the three months ended September 30, 2020. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is primarily related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above, and also other factors as discussed below.

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

The two graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended September 30, 2020 and 2019. The difference in the NAV price the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors: [UPDATE]

●	Benchmark portfolio uses settlement prices of freight futures vs. BDRY closing Share price,

●	Benchmark portfolio roll methodology assumes rolls that can happen even at fractions of lots vs. BDRY that uses the real minimum market lot available (5 days per months),

●	Benchmark portfolio assumes rolls are happening at the settlement price of the day vs. that buys at a transaction price during the day that might or might not be equal to the settlement price,

●	Benchmark portfolio assumes no trading commissions vs. BDRY that pays 10bps for each transaction,

●	Benchmark portfolio assumes no clearing fees vs. BDRY that pays approximately 3-5bps of total clearing fees for each trade,

●	Benchmark portfolio assumes no management fees vs. BDRY fee structure of 3.5% of average net assets on an annualized basis, and

●	Creations and redemptions that lead to transactions that occur at prices that might be different than the settlement prices

There are no competitors. BDRY is the only Freight futures ETF globally.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Fund Share Price Performance

During the three months ended September 30, 2020, the NYSE Arca market value of each Share increased (+11.50%) from $7.39 per Share, representing the closing trade on June 30, 2020, to $8.24 per Share, representing the closing price on June 30, 2020. The Share price high and low for the three months ended September 30, 2020 and related change from the closing Share price on June 30, 2020 were as follows: Shares traded from a high of $9.48 per Share (+28.28%) on July 6, 2020 to a low of $6.64 per Share (-10.15%) on July 23, 2020.

Fund Share Net Asset Performance

For the three months ended September 30, 2020, the net asset value of each Share increased (+7.01%) from $7.70 per Share to $8.24 per Share. Gains in the investments and futures contracts more than offset the net investment loss resulting in the overall increase in the NAV per Share during the three months ended September 30, 2020.

Net income for the three months ended September 30, 2020, was $2,690,630, resulting from net realized gains on investments and futures contracts of $10,104,770, unrealized losses on futures contracts of $7,066,400 and the net investment loss of $347,740.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2019, the net asset value of each Share increased (+48.30%) from $13.25 per Share to $19.65 per Share. Gains in the investments and futures contracts more than offset the net investment loss resulted in the overall increase in the NAV per Share during the three months ended September 30, 2019.

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

Liquidity and Capital Resources

The Funds do not anticipate making use of borrowings or other lines of credit to meet their obligations. The Funds meet their liquidity needs in the normal course of business from the proceeds of the sale of their investments or from the cash, cash equivalents and/or the collateralizing Treasury Securities that they hold. The Funds’ liquidity needs include: redeeming their shares, providing margin deposits for existing Benchmark Component Instruments, the purchase of additional Benchmark Component Instruments, and paying expenses.

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and their investments in collateralizing Treasury Securities. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in Treasury Instruments, cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Funds are paid to the Funds. Due to the economic uncertainty due to the impact of the COVID-19 pandemic, the Funds have experienced a significant decrease in interest rates, and as such the Funds are experiencing a higher breakeven year over year.

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

The Dodd-Frank Act was intended to reduce systemic risks that may have contributed to the 2008/2009 financial crisis. Since the first draft of what became the Dodd-Frank Act, supporters and opponents have debated the scope of the legislation. As the administrations of the U.S. change, the interpretation and implementation will change with them. Nevertheless, regulatory reform of any kind may have a significant impact on U.S. regulated entities.

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

Management believes that as of September 30, 2020, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

Off Balance Sheet Financing

As of September 30, 2020, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

The Sponsor has contractually agreed to waive RISE’s Sponsor Fee and/or assume RISE’s remaining expenses so that RISE’s expenses do not exceed an annual rate of 1.00%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of RISE’s average daily net assets (the “RISE Expense Cap”). The assumption of expenses and waiver of RISE’s Sponsor fee are contractual on the part of the Sponsor, through September 30, 2021. If after that date, the Sponsor no longer assumed expenses or waived RISE’s Sponsor Fee, RISE could be adversely impacted, including in its ability to achieve its investment objective. On October 16, 2020, the Sponsor announced that it will close the RISE because of current market conditions and the Fund’s asset size. See Note 11 (b) to the Interim Combined Financial Statements.

RISE currently accrues its daily expenses up to the RISE Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of RISE. RISE’s total expenses amounted to $118,530 (including interest expense of $194) and $119,184, for the three months ended September 30, 2020 and 2019, respectively, of which $104,370 and $97,153 for the three months ended September 30, 2020 and 2019, respectively, was absorbed by the Sponsor pursuant to the RISE Expense Cap.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $105,056 for the three months ended September 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $-0- and $9,652 for the three months ended September 30, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $348,418 and $146,303 for the three months ended September 30, 2020 and 2019, respectively.

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

While the Sponsor has agreed to pay registration fees to the SEC and any other regulatory agency in connection with the offer and sale of the Shares offered through each Fund’s prospectus, the legal, printing, accounting and other expenses associated with such registration, each Fund will be responsible for any registration fees and related expenses incurred in connection with any future offer and sale of Shares of the Fund in excess of those offered through its prospectus.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 20,000,000 common units, or “Shares,” of the Sit Rising Rate ETF (File No. 333-199190) was declared effective on January 29, 2015. A second registration statement on Form S-1 (File No. 333-222379) which replaced the original registration statement was declared effective on January 19, 2018. On September 30, 2020, 150,040 shares of the Fund were outstanding for a market capitalization of $3,017,304. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On September 30, 2020, 3,675,040 shares of the Fund were outstanding for a market capitalization of $30,282,330. The offering proceeds were invested in futures contracts, options on futures contracts or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

RISE does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, RISE redeemed four (4) baskets (each comprising 25,000 shares) during the three months ended September 30, 2020 at an average price per share of $20.08. The following table provides information about RISE’s redemptions by Authorized Participants during the three months ended September 30, 2020:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2020	-	$-
August 2020	-	-
September 2020	100,000	20.08
Total	100,000	$20.08

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed ninety (90) baskets (each comprising 25,000 shares) during the three months ended September 30, 2020 at an average price per share of $8.05. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended September 30, 2020:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2020	1,475,000	$7.94
August 2020	250,000	8.62
September 2020	525,000	8.11
Total	2,250,000	$8.05

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

Date: November 13, 2020