Form 10-Q
period 2020-12-31
ETF Managers Group Commodity Trust I
filed 2021-02-16
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2020.

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______ to _______.

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

Indicate the number of Shares outstanding, as of February 1, 2021: 2,375,040

ETF MANAGERS GROUP COMMODITY TRUST I

i

Part I.
INTERIM FINANCIAL INFORMATION

Item 1. Interim Combined Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

December 31, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I*
Assets
Investment in securities, at fair value (cost $7,803,092)	$7,803,092	$7,803,092
Segregated cash held by broker	13,545,258	13,545,258
Receivable on open futures contracts	4,303,595	4,303,595
Interest receivable	281	281
Total assets	25,652,226	25,652,226

Liabilities
Payable for Fund shares redeemed	393,560	393,560
Due to Sponsor	67,492	67,492
Other liabilities	10,989	10,989
Total liabilities	472,041	472,041

Net Assets	$25,180,185	$25,180,185

Shares outstanding (unlimited authorized)	3,175,040
Net asset value per share	$7.93
Market value per share	$7.70

* SIT Rising Rate ETF, which had been a series of the Trust, Liquidated as of November 18, 2020

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

June 30, 2020

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED
Assets
Investment in securities, at fair value (cost $7,986,862 and $4,883,666, respectively)	$7,986,862	$4,879,769	$12,866,631
Interest receivable	545	-	545
Receivable on open futures contracts	8,581,555	-	8,581,555
Segregated cash held by broker	28,020,391	201,883	28,222,274
Total assets	44,589,353	5,081,652	49,671,005

Liabilities
Options written, at fair value (premiums received $-0- and $3,204, respectively)	-	4,148	4,148
Payable on open futures contracts	-	5,144	5,144
Payable for Fund shares redeemed	192,533	-	192,533
Due to Sponsor	84,280	4,179	88,459
Other accrued expenses	37,053	-	37,053
Total liabilities	313,866	13,471	327,337

Net Assets	$44,275,487	$5,068,181	$49,343,668

Shares outstanding (unlimited authorized)	5,750,040	250,040
Net asset value per share	$7.70	$20.27
Market value per share	7.39	$20.26

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments

December 31, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I
MONEY MARKET FUNDS - 31.0%
First American US Treasury Obligations Fund, Class X, 0.04% (a)* (7,803,092 shares)	$7,803,092	$7,803,092
TOTAL MONEY MARKET FUNDS (Cost $7,803,092)	7,803,092	7,803,092

Total Investments (cost $7,803,092) - 31.0%	7,803,092	7,803,092
Other Assets in Excess of Liabilities - 69.0%, respectively (b)	17,377,093	17,377,093
TOTAL NET ASSETS - 100.0%	$25,180,185	$25,180,185

(a)	Annualized seven-day yield as of December 31, 2020
(b)	$13,545,258 of cash is pledged as collateral for futures contracts

BREAKWAVE DRY BULK SHIPPING ETF Futures Contracts December 31, 2020	Unrealized Appreciation/ (Depreciation)	ETF MANAGERS GROUP COMMODITY TRUST I
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring January 29, 2021 (Underlying Face Amount at Market Value - $3,304,460) (340 contracts)	$389,075	$389,075
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring February 26, 2021 (Underlying Face Amount at Market Value - $3,137,490) (355 contracts)	198,310	198,310
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring March 31, 2021 (Underlying Face Amount at Market Value - $3,504,040) (340 contracts)	469,610	469,610
Baltic Exchange Supramax Average Shipping Route Expiring January 29, 2021 (Underlying Face Amount at Market Value - $838,320) (80 contracts)	121,280	121,280
Baltic Exchange Supramax Average Shipping Route Expiring February 26, 2021 (Underlying Face Amount at Market Value - $695,680) (80 contracts)	34,375	34,375
Baltic Exchange Supramax Average Shipping Route Expiring March 31, 2021 (Underlying Face Amount at Market Value - $761,680) (80 contracts)	55,815	55,815
Baltic Capesize Time Charter Expiring January 29, 2021 (Underlying Face Amount at Market Value - $4,797,420) (370 contracts)	1,491,755	1,491,755
Baltic Capesize Time Charter Expiring February 26, 2021 (Underlying Face Amount at Market Value - $4,012,400) (400 contracts)	881,460	881,460
Baltic Capesize Time Charter Expiring March 31, 2021 (Underlying Face Amount at Market Value - $3,740,330) (370 contracts)	661,915	661,915
	$4,303,595	$4,303,595

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments

June 30, 2020

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED
PURCHASED PUT OPTIONS - 0.0% and 0.3%, respectively
US Treasury 10 Year Note, Strike Price $139.50 Expiring 08/21/20 (15 contracts)	$-	$14,296	$14,296
TOTAL PURCHASED PUT OPTIONS (Cost $22,316)	-	14,296	14,296

SHORT-TERM INVESTMENTS - 0.0% and 95.7%, respectively
US TREASURY BILLS - 0.0% and 95.7%, respectively
United States Treasury Bills 0.1200%, 07/23/2020 ($4,850,000 principal amount) (a)	-	4,849,667	4,849,667
TOTAL US TREASURY BILLS (Cost $4,845,544)	-	4,849,667	4,849,667

MONEY MARKET FUNDS - 18.0% and 0.3%, respectively
First American US Treasury Money Market Fund, Class Z, 0.04% (b) (15,806 shares)	-	15,806	15,806
First American US Treasury Obligations Fund, Class X, 0.08% (b) (7,986,862 shares)	7,986,862	-	7,986,862
TOTAL MONEY MARKET FUNDS (Cost $7,986,862 and $15,806, respectively)	7,986,862	15,806	8,002,668

Total Investments (Cost $7,986,862 and $4,883,666, respectively) - 18.0% and 96.3%, respectively	7,986,862	4,879,769	12,866,631
Other Assets in Excess of Liabilities - 82.0% and 3.7%, respectively (a)	36,288,625	188,412	36,477,037
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$44,275,487	$5,068,181	$49,343,668

(a)	$27,827,859 and $4,849,667, respectively, of cash is pledged as collateral for futures contracts and written options
(b)	Annualized seven-day yield as of June 30, 2020.

BREAKWAVE DRY BULK SHIPPING ETF Futures Contracts June 30, 2020	Unrealized Appreciation/ (Depreciation)	Unrealized Appreciation/ (Depreciation)	Unrealized Appreciation/ (Depreciation)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 31, 2020 (Underlying Face Amount at Market Value - $3,799,600) (350 contracts)	$556,225	$-	$556,225
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 28, 2020 (Underlying Face Amount at Market Value - $3,768,100) (350 contracts)	512,475	-	512,475
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 25, 2020 (Underlying Face Amount at Market Value - $3,753,750) (350 contracts)	492,625	-	492,625
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 31, 2020 (Underlying Face Amount at Market Value - $1,536,480) (180 contracts)	(5,020)	-	(5,020)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 28, 2020 (Underlying Face Amount at Market Value - $1,746,000) (180 contracts)	199,250	-	199,250
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 25, 2020 (Underlying Face Amount at Market Value - $1,769,220) (180 contracts)	222,470	-	222,470
Baltic Capesize Time Charter Expiring July 31, 2020 (Underlying Face Amount at Market Value - $9,431,220) (380 contracts)	3,644,720	-	3,644,720
Baltic Capesize Time Charter Expiring August 28, 2020 (Underlying Face Amount at Market Value - $8,851,050) (450 contracts)	1,977,550	-	1,977,550
Baltic Capesize Time Charter Expiring September 25, 2020 (Underlying Face Amount at Market Value - $9,041,760) (520 contracts)	981,260	-	981,260
	$8,581,555	$-	$8,581,555

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments – Continued

June 30, 2020

SIT RISING RATE ETF Written Call Option Contracts June 30, 2020	Unrealized Appreciation/ (Depreciation)	Unrealized Appreciation/ (Depreciation)	Unrealized Appreciation/ (Depreciation)
US 5 Year Note, Strike Price $125.50 Expiring 08/21/2020 (9 contracts)
(Premiums received $3,204)	$-	$(4,148)	$(4,148)

SIT RISING RATE ETF
Short Futures Contracts
June 30, 2020
US Treasury 5 Year Note Expiring September 2020 (Underlying Face Amount at Market Value - $4,652,461) (37 contracts)	$-	$(5,899)	$(5,899)
US Treasury 2 Year Note Expiring September 2020 (Underlying Face Amount at Market Value - $10,158,094) (46 contracts)	-	755	755
	$-	$(5,144)	$(5,144)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended December 31, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF*	COMBINED
Investment Income
Interest	$393	$181	$574

Expenses
Sponsor fee	31,165	6,164	37,329
CTA fee	85,781	497	86,278
Audit fees	22,042	28,357	50,399
Tax preparation fees	6,428	4,225	10,653
Admin/accounting/custodian/transfer agent fees	16,284	4,792	21,076
Legal fees	11,343	12,877	24,220
Chief Compliance Officer fees	6,301	2,055	8,356
Principal Financial Officer fees	6,301	2,055	8,356
Regulatory reporting fees	6,301	7,055	13,356
Brokerage commissions	83,830	181	84,011
Distribution fees	3,959	1,258	5,217
Insurance expense	3,781	1,233	5,014
Listing & calculation agent fees	2,571	1,200	3,771
Other expenses	3,404	900	4,304
Website Support and Marketing Materials	3,781	1,233	5,014
Printing and Postage	2,647	892	3,539
Wholesale support fees	13,400	249	13,649
Interest expense	82	26	108
Total Expenses	309,401	75,249	384,650
Less: Waiver of CTA fee	(18,432)	-	(18,432)
Less: Expenses absorbed by Sponsor	-	(32,532)	(32,532)
Net Expenses	290,969	42,717	333,686
Net Investment Income (Loss)	(290,576)	(42,536)	(333,112)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(3,591,274)	5,118	(3,586,156)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	2,788,440	8,841	2,797,281
Net realized and unrealized gain (loss)	(802,834)	13,959	(788,875)
Net income (loss)	$(1,093,410)	$(28,577)	$(1,121,987)

*	Period from October 1, 2020 to October 30, 2020 - Sit Rising Rate ETF liquidated as of November 18, 2020.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended December 31, 2019 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED
Investment Income
Interest	$6,346	$31,146	$37,492

Expenses
Sponsor fee	31,420	18,852	50,272
CTA fee	6,561	3,131	9,692
Audit fees	13,785	22,012	35,797
Tax preparation fees	12,568	12,568	25,136
Admin/accounting/custodian/transfer agent fees	15,548	14,479	30,027
Legal fees	11,311	8,797	20,108
Printing and postage expenses	2,665	2,639	5,304
Chief Compliance Officer fees	6,283	6,301	12,584
Principal Financial Officer fees	6,283	6,301	12,584
Regulatory reporting fees	6,283	6,301	12,584
Brokerage commissions	7,202	927	8,129
Distribution fees	3,977	3,906	7,883
Insurance expense	3,770	3,770	7,540
Listing & calculation agent fees	3,167	3,167	6,334
Other expenses	4,211	2,193	6,404
Wholesale support fees	6,827	1,566	8,393
Interest	-	14	14
Total Expenses	141,861	116,924	258,785
Less: Waiver of CTA fee	(6,561)	-	(6,561)
Less: Expenses absorbed by Sponsor	(112,262)	(100,323)	(212,585)
Net Expenses	23,038	16,601	39,639
Net Investment Income (Loss)	(16,692)	14,545	(2,147)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(243,845)	(306,211)	(550,056)
			-
Change in Unrealized Gain (Loss) on			-
Investments, futures and options contracts	(117,845)	391,106	273,261
Net realized and unrealized gain (loss)	(361,690)	84,895	(276,795)
Net income (loss)	$(378,382)	$99,440	$(278,942)

 See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Six Months Ended December 31, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF*	COMBINED
Investment Income
Interest	$1,067	$5,608	$6,675

Expenses
Sponsor fee	63,016	25,068	88,084
CTA fee	214,994	3,042	218,036
Audit fees	44,084	46,757	90,841
Tax preparation fees	12,856	17,180	30,036
Admin/accounting/custodian/transfer agent fees	32,568	19,486	52,054
Legal fees	22,686	21,700	44,386
Chief Compliance Officer fees	12,602	8,356	20,958
Principal Financial Officer fees	12,602	8,356	20,958
Regulatory reporting fees	12,602	13,356	25,958
Brokerage commissions	159,042	1,424	160,466
Distribution fees	7,918	5,116	13,034
Insurance expense	7,562	5,014	12,576
Listing & calculation agent fees	5,142	4,880	10,022
Other expenses	6,808	3,749	10,557
Website Support and Marketing Materials	7,562	5,014	12,576
Printing and Postage	5,294	3,539	8,833
Wholesale support fees	30,395	1,522	31,917
Interest expense	82	220	302
Total Expenses	657,815	193,779	851,594
Less: Waiver of Sponsor fee
Less: Waiver of CTA fee	(18,432)	-	(18,432)
Less: Expenses absorbed by Sponsor	-	(136,902)	(136,902)
Net Expenses	639,383	56,877	696,260
Net Investment Income (Loss)	(638,316)	(51,269)	(689,585)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	6,513,496	(29,138)	6,484,358

Change in Unrealized Gain (Loss) on			-
Investments, futures and options contracts	(4,277,960)	10,459	(4,267,501)
Net realized and unrealized gain (loss)	2,235,536	(18,679)	2,216,857
Net income (loss)	$1,597,220	$(69,948)	$1,527,272

*	Period from July 1, 2020 to October 30, 2020 - Sit Rising Rate ETF liquidated as of November 18, 2020.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Six Months Ended December 31, 2019 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED
Investment Income
Interest	$19,013	$75,132	$94,145

Expenses
Sponsor fee	62,840	37,704	100,544
CTA fee	16,213	7,164	23,377
Audit fees	27,570	44,024	71,594
Tax preparation fees	25,136	25,136	50,272
Admin/accounting/custodian/transfer agent fees	31,096	28,958	60,054
Legal fees	22,622	17,594	40,216
Printing and postage expenses	5,330	5,278	10,608
Chief Compliance Officer fees	12,566	12,596	25,162
Principal Financial Officer fees	12,566	12,596	25,162
Regulatory reporting fees	12,566	12,596	25,162
Brokerage commissions	15,499	2,793	18,292
Distribution fees	7,954	7,812	15,766
Insurance expense	7,540	7,540	15,080
Listing & calculation agent fees	6,334	6,334	12,668
Other expenses	8,422	4,386	12,808
Wholesale support fees	13,910	3,583	17,493
Interest expense	-	14	14
Total Expenses	288,164	236,108	524,272
Less: Waiver of CTA fee	(16,213)	-	(16,213)
Less: Expenses absorbed by Sponsor	(217,318)	(197,476)	(414,794)
Net Expenses	54,633	38,632	93,265
Net Investment Income (Loss)	(35,620)	36,500	880

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	338,181	(252,728)	85,453

Change in Unrealized Gain (Loss) on			-
Investments, futures and options contracts	666,605	368,231	1,034,836
Net realized and unrealized gain (loss)	1,004,786	115,503	1,120,289
Net income (loss)	$969,166	$152,003	$1,121,169

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended December 31, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF*	COMBINED
Net Assets at Beginning of Period	$30,291,037	$3,018,360	$33,309,397

Increase (decrease) in Net Assets from share transactions
Addition of 100,000 and -0- shares, respectively	653,748	-	653,748
Redemption of 600,000 and 150,040 shares, respectively	(4,671,190)	(2,989,783)	(7,660,973)
Net Increase (decrease) in Net Assets from share transactions	(4,017,442)	(2,989,783)	(7,007,225)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(290,576)	(42,536)	(333,112)
Net realized gain (loss)	(3,591,274)	5,118	(3,586,156)
Change in net unrealized gain (loss)	2,788,440	8,841	2,797,281

Net Increase (decrease) in Net Assets from operations	(1,093,410)	(28,577)	(1,121,987)

Net Assets at End of Period	$25,180,185	$-	$25,180,185

*	Period from October 1, 2020 to October 30, 2020 - Sit Rising Rate ETF liquidated as of November 18, 2020.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended December 31, 2019 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED
Net Assets at Beginning of Period	$1,965,548	$6,218,812	$8,184,360

Increase (decrease) in Net Assets from share transactions
Addition of 75,000 and -0- shares, respectively	1,151,130	-	1,151,130
Redemption of 25,000 and 25,000 shares, respectively	(431,515)	(577,766)	(1,009,281)
Net Increase (decrease) in Net Assets from share transactions	719,615	(577,766)	141,849

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(16,692)	14,545	(2,147)
Net realized gain (loss)	(243,845)	(306,211)	(550,056)
Change in net unrealized gain (loss)	(117,845)	391,106	273,261

Net Increase (decrease) in Net Assets from operations	(378,382)	99,440	(278,942)

Net Assets at End of Period	$2,306,781	$5,740,486	$8,047,267

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Six Months Ended December 31, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF*	COMBINED
Net Assets at Beginning of Period	$44,275,487	$5,068,181	$49,343,668

Increase (decrease) in Net Assets from share transactions
Addition of 275,000 and -0- shares, respectively	2,101,301	-	2,101,301
Redemption of 2,850,000 and 250,040 shares, respectively	(22,793,823)	(4,998,233)	(27,792,056)
Net increase (decrease) in Net Assets from share transactions	(20,692,522)	(4,998,233)	(25,690,755)

Increase (decrease) in Net Assets from operations
Net investment gain (loss)	(638,316)	(51,269)	(689,585)
Net realized loss	6,513,496	(29,138)	6,484,358
Change in net unrealized gain (loss)	(4,277,960)	10,459	(4,267,501)

Net Increase (Decrease) in Net Assets from operations	1,597,220	(69,948)	1,527,272

Net Assets at End of Period	$25,180,185	$-	$25,180,185

*	Period from July 1, 2020 to October 30, 2020 - Sit Rising Rate ETF liquidated as of November 18, 2020.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Six Months Ended December 31, 2019 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED
Net Assets at Beginning of Period	$4,308,262	$11,920,149	$16,228,411

Increase (decrease) in Net Assets from share transactions
Addition of 75,000 and -0- shares, respectively	1,151,130	-	1,151,130
Redemption of 250,000 and 275,000 shares, respectively	(4,121,777)	(6,331,666)	(10,453,443)
Net Increase (decrease) in Net Assets from share transactions	(2,970,647)	(6,331,666)	(9,302,313)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(35,620)	36,500	880
Net realized gain (loss)	338,181	(252,728)	85,453
Change in net unrealized gain (loss)	666,605	368,231	1,034,836

Net Increase (decrease) in Net Assets from operations	969,166	152,003	1,121,169

Net Assets at End of Period	$2,306,781	$5,740,486	$8,047,267

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Six Months Ended December 31, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF*	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$1,597,220	$(69,948)	$1,527,272
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(6,513,496)	29,138	(6,484,358)
Change in net unrealized loss (gain) on investments	4,277,960	(10,459)	4,267,501
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	2,419,306	4,861,090	7,280,396
Decrease in interest receivable	264	-	264
Decrease in options written, at fair value	-	(4,148)	(4,148)
Decrease in receivable on open futures contracts	4,277,960	-	4,277,960
Decrease in payable on open futures contracts	-	(5,144)	(5,144)
Decrease in due to Sponsor	(16,788)	(4,179)	(20,967)
Decrease in other accrued expenses	(26,064)	-	(26,064)
Net cash provided by (used in) operating activities	6,016,362	4,796,350	10,812,712
Cash flows from financing activities
Proceeds from sale of shares	2,101,301	-	2,101,301
Paid on redemption of shares	(22,793,823)	(4,998,233)	(27,792,056)
Increase in payable for Fund shares redeemed	201,027	-	201,027
Net cash provided by financing activities	(20,491,495)	(4,998,233)	(25,489,728)
Net increase (decrease) in cash and restricted cash	(14,475,133)	(201,883)	(14,677,016)
Cash and restricted cash, beginning of period	28,020,391	201,883	28,222,274
Cash and restricted cash, end of period	$13,545,258	$-	$13,545,258

The following table provides a reconciliation of cash and restricted cash reported within the Combined Statement of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	13,545,258	-	13,545,258
Total cash and restricted cash as shown on the statement of cash flows	$13,545,258	$-	$13,545,258

*	Period from October 1, 2020 to October 30, 2020 - Sit Rising Rate ETF liquidated as of November 18, 2020.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Six Months Ended December 31, 2019 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED
Cash flows provided by (used in) operating activities
Net income (loss)	$969,166	$152,003	$1,121,169
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(338,181)	252,728	(85,453)
Change in net unrealized loss (gain) on investments	(666,605)	(368,231)	(1,034,836)
Change in operating assets and liabilities:
Sale (purchase) of investments, net	1,549,179	6,492,287	8,041,466
Decrease in interest receivable	3,993	254	4,247
Increase (decrease) in receivable on open futures contracts	391,415	(15,878)	375,537
Decrease in options written, at fair value	-	(13,430)	(13,430)
Increase (decrease) in payable on open futures contracts	105,125	(326,457)	(221,332)
Decrease in due to Sponsor	(6,813)	(4,595)	(11,408)
Decrease in other liabilities	(1,218)	-	(1,218)
Net cash provided by (used in) operating activities	2,006,061	6,331,666	9,302,313
Cash flows from financing activities
Proceeds from sale of shares	1,151,130	-	1,151,130
Paid on redemption of shares	(4,121,777)	(6,331,666)	(10,453,443)
Net cash provided by (used in) financing activities	(2,970,647)	(6,331,666)	(9,302,313)
Net increase (decrease) in cash and restricted cash	(964,586)	(162,985)	(1,127,591)
Cash and restricted cash, beginning of period	2,831,566	365,460	3,197,026
Cash and restricted cash, end of period	$1,866,980	$202,475	$2,069,455

The following table provides a reconciliation of cash and restricted cash reported within the Combined Statement of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	1,866,980	202,475	2,069,455
Total cash and restricted cash as shown on the statement of cash flows	$1,866,980	$202,475	$2,069,455

See accompanying notes to unaudited interim combined financial statements.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements

December 31, 2020 (unaudited)

(1) Organization

ETF Managers Group Commodity Trust I (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently consists of one separate series. BREAKWAVE DRY BULK SHIPPING ETF (“BDRY,” the “Fund”), is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on NYSE Arca. As described below, SIT RISING RATE ETF ("RISE") also operated as a series of the Trust, but was closed and liquidated prior to December 31, 2020. The Fund is managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Trading Association (“NFA”). Breakwave Advisors, LLC (“Breakwave”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as BDRY’s commodity trading advisor.

RISE Closure and Liquidation

On October 16, 2020, the Sponsor announced that it would close and liquidate the SIT RISING RATE ETF (“RISE”) because of current market conditions and the Fund’s asset size. The last day the liquidated fund accepted creation orders was on October 30, 2020. Trading in RISE was suspended after the close of the NYSE Arca on October 30, 2020. Proceeds of the liquidation were sent to shareholders on November 18, 2020 (the “Distribution Date”). From October 30, 2020 through the distribution date, shares of RISE did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in RISE on the Distribution Date automatically had their shares redeemed for cash at the current net asset value on November 18, 2020.

BDRY commenced investment operations on March 22, 2018. BDRY commenced trading on NYSE Arca on March 22, 2018 and trades under the symbol “BDRY.”

BDRY’s investment objective is to provide investors with exposure to the daily change in the price of dry bulk freight futures, before expenses and liabilities of BDRY, by tracking the performance of a portfolio (the “BDRY Benchmark Portfolio”) consisting of a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight (“Freight Futures”). Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

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

When establishing positions in Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BDRY’s FCM, ED&F Man Capital Markets, Inc. On a daily basis, BDRY is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with the FCM may be held at BDRY’s custodian or remain with the FCM in cash or cash equivalents, as discussed below.

BDRY was created to provide investors with a cost-effective and convenient way to gain exposure to daily changes in the price of Freight Futures. BDRY is intended to be used as a diversification opportunity as part of a complete portfolio, not a complete investment program.

The Fund will incur certain expenses in connection with their operations. The Fund will hold cash or cash equivalents such as U.S. Treasuries or other high credit quality, short-term fixed-income or similar securities for direct investment or as collateral for the Treasury Instruments and for other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. These expenses and income from the cash and cash equivalent holdings may cause imperfect correlation between changes in the Fund’s net asset value (“NAV”) and changes in the Benchmark Portfolio, because the Benchmark Portfolio does not reflect expenses or income.

The Fund seeks to trade its positions prior to maturity; accordingly, natural market forces may cost the Fund while rebalancing. Each time the Fund seeks to reconstitute its positions, barring movement in the underlying securities, the futures and option prices may be higher or lower. Such differences in price, barring a movement in the price of the underlying security, will constitute “roll yield” and may inhibit the Fund’s ability to achieve its respective investment objective.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying interim combined financial statements of the Fund have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The Fund qualifies as an investment company for financial reporting purposes under Topic 946 of the Accounting Standard Codification of U.S. GAAP.

The accompanying interim combined financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim combined financial statements. These interim combined financial statements should be read in conjunction with BDRY’s annual report on Form 10-K for the year ended June 30, 2020 and BDRY’s prospectus dated March 13, 2020 (the “BDRY Prospectus,”). Interim period results are not necessarily indicative of results for a full-year period.

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

(d) Cash Held by Broker

Breakwave is registered as a “commodity trading advisor” and acts as such for BDRY. The Fund’s arrangement with its FCM requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker (as defined below). These amounts are shown as Segregated cash held by broker in the Combined Statements of Assets and Liabilities. The Fund deposits cash or United States Treasury Obligations, as applicable, with its FCM subject to the CFTC regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its FCM of cash and United States Treasury Obligations, as applicable, and the unrealized gain or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its brokerage trading account. The Fund uses its cash held by its FCM to satisfy variation margin requirements. The Fund earns interest on its cash deposited with its FCM and interest income is recorded on the accrual basis.

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three and six months ended December 31, 2020 and 2019 was at 4:00 p.m. Eastern Time on December 31, 2020 and 2019, respectively. RISE was liquidated on November 18, 2020 at its final net asset value as of that date.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three and six months ended December 31, 2020 and 2019.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at December 31, 2020 and 2019.

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

The following table summarizes BDRY’s valuation of investments at December 31, 2020 and at June 30, 2020 using the fair value hierarchy:

	December 31, 2020 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$7,803,092	a	$4,303,595	b	$12,106,687

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

Transfers between levels are recognized at the end of the reporting period. During the six months ended December 31, 2020 and the year ended June 30, 2020, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize RISE’s valuation of investments at June 30, 2019 using the fair value hierarchy:

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

Transfers between levels are recognized at the end of the reporting period. During the year ended June 30, 2020, RISE recognized no transfers from Level 1, Level 2 or Level 3.

(h) Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis, and marked to market daily. Unrealized gain/loss on open futures contracts is reflected in Receivable/Payable on open futures contracts in the Combined Statements of Assets and Liabilities and the change in the unrealized gain/loss between periods is reflected in the Combined Statements of Operations. BDRY’s interest earned on short-term securities and on cash deposited with ED & F Man Capital Markets Inc. is accrued daily and reflected as Interest Income, when applicable, in the Combined Statements of Operations.

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

Management of the Fund has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at December 31, 2020 and June 30, 2020. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Fund’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

(j) Reclassification and Changes in Presentation

Certain reclassifications and changes in presentation have been made to the prior unaudited interim combined financial statements to conform with the current period presentation.

(3) Investments

(a) Short-Term Investments

The Fund may purchase U.S. Treasury Bills, agency securities, and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be used as margin for the Fund’s trading in futures contracts.

(b) Accounting for Derivative Instruments

In seeking to achieve the Fund’s investment objective, the commodity trading advisor uses a mathematical approach to investing. Using this approach, the commodity trading advisor determines the type, quantity and mix of investment positions that it believes in combination should produce returns consistent with the Fund’s objective.

All open derivative positions at December 31, 2020 and at June 30, 2020, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of December 31, 2020

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$4,303,595	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2020

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$8,581,555	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2020

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(3,591,274)	$2,788,440

The futures contracts open at December 31, 2020 are indicative of the activity for the three months ended December 31, 2020.

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

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2020

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$6,513,496	$(4,277,960)

The futures contracts open at December 31, 2020 are indicative of the activity for the six months ended December 31, 2020.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$338,181	$666,605

The futures contracts open at December 31, 2019 are indicative of the activity for the six months ended December 31, 2019.

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of June 30, 2020

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$14,296	*	Payable on open futures contracts	$(5,144	)**
Interest Rate Risk	—	—		Written options, at fair value	$(4,148	)*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.
**	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2020*

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$5,118	$8,841

*	The operations include the activity of Sit Rising Rate ETF through November 18, 2020, the date of liquidation.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2019

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(306,211)	$391,106

The futures and options contracts open at December 31, 2019 are indicative of the activity for the three months ended December 31, 2019.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2020

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(29,138)	$10,459

The operations include the activity of Sit Rising Rate ETF through November 18, 2020, the date of liquidation.

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

(4) Agreements

(a) Management Fee

The Fund pays the Sponsor a sponsor fee (the “Sponsor Fee”) in consideration of the Sponsor’s advisory services to the Fund. Additionally, the Fund pays its commodity trading advisor a license and service fee (the “CTA fee”).

BDRY pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $125,000. BDRY also paid an annual fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BDRY such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions and interest expense, of the value of BDRY’s average daily net assets through February 28, 2022 (the “BDRY Expense Cap,”). The assumption of expenses by the Sponsor and waiver of BDRY’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $18,432 and $6,561, for the three months ended December 31, 2020 and 2019, respectively, and $18,432 and $16,213 for the six months ended December 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

The Fund currently accrues its daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund in excess of the Fund’s Expense Cap, which in the case of RISE, aggregated $32,532 and $100,323 for the three months ended December 31, 2020 and 2019, respectively, and $136,902 and $197,476 for the six months ended December 31, 2020 and 2019, respectively, and in the case of BDRY, aggregated $-0- and $112,262 for the three months ended December 31, 2020 and 2019, respectively, and $-0- and $217,318 for the six months ended December 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

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

BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $16,284 and $15,548 for the three months ended December 31, 2020 and 2019, respectively, and $32,568 and $31,096 for the six months ended December 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation RISE paid U.S. Bank $4,792 and $14,479 for the three months ended December 31, 2020 and 2019, respectively, and $19,486 and $28,958 for the six months ended December 31, 2019, respectively, as disclosed in the Combined Statements of Operations.

(c) The Distributor

The Fund pays ETFMG Financial LLC. (the “Distributor”), an affiliate of the Sponsor, an annual fee for statutory and wholesaling distribution services and related administrative services equal to the greater of $15,000 or 0.02% of the Fund’s average daily net assets, payable monthly. Pursuant to the Marketing Agent Agreement between the Sponsor, the Fund and the Distributor, the Distributor assists the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders.

BDRY incurred $3,959 and $3,977 for the three months ended December 31, 2020 and 2019, respectively, and $7,918 and $7,954 for the six months ended December 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE incurred $1,258 and $3,906 in distribution and related administrative services for the three months ended December 31, 2020 and 2019, respectively, and $5,116 and $7,812 for the six months ended December 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

Prior to its liquidation, RISE also paid the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly.

BDRY incurred $13,400 and $6,827 in wholesale support fees for the three months ended December 31, 2020 and 2019, respectively, and $30,395 and $13,910 for the six months ended December 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE incurred $249 and $1,566 in wholesale support fees for the three months ended December 31, 2020 and 2019, respectively, and $1,522 and $3,583 for the six months ended December 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

(d) The Commodity Broker

ED&F Man Capital Inc., a Delaware limited liability company, serves as BDRY’s clearing broker (the “Commodity Broker”). In its capacity as clearing broker, the Commodity Broker executes and clear the Funds’ futures transactions and performs certain administrative services for the Funds. Prior to November 6, 2020, MacQuarie Futures USA LLC served as BDRY’s clearing broker.

The Fund pays respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees to exceed 0.40% (excluding the impact on the Fund of creation and/or redemption activity) for BDRY of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $83,830 and $7,202 in brokerage commissions and fees for the three months ended December 31, 2020 and 2019, respectively, and $159,042 and $15,499 for the six months ended December 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE incurred $181 and $927 in brokerage commissions and fees for the three months ended December 31, 2020 and 2019, respectively, and $1,424 and $2,793 for the six months ended December 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for the Fund, Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for the Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $630 and $628 in trustee fees for the three months ended December 31, 2020 and 2019, respectively, and $1,260 and $1,256 for the six months ended December 31, 2020 and 2019, respectively, which is included in Other Expenses in the Combined Statements of Operations.

Prior to its liquidation, RISE incurred $418 and $628, in trustee fees for the three months ended December 31, 2020 and 2019, respectively, and $843 and $1,256 for the six months ended December 31, 2020 and 2019, respectively, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $309,401 and $141,861 for the three months ended December 31, 2020 and 2019, respectively, and $657,815 and $288,164 for the six months ended December 31, 2020 and 2019, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $18,432 and $6,561 for the three months ended December 31, 2020 and 2019, respectively, and $18,432 and $16,213 for the six months ended December 31, 2020 and 2019, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $112,262 for the three months ended December 31, 2020 and 2019, respectively, and $-0- and $217,318 for the six months ended December 31, 2020 and 2019, respectively.

Prior to its liquidation, RISE incurred $75,249 (including $26 in interest expense) and $116,924 (including $14 in interest expense) for the three months ended December 31, 2020 and 2019, respectively, and $193,779 and $236,108 for the six months ended December 31, 2020 and 2019, respectively, in routine offering, operational, administrative or other ordinary expenses.

Prior to its liquidation, the assumption of Fund expenses above the RISE Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $32,532 and $100,323 for the three months ended December 31, 2020 and 2019, respectively, and $136,902 and $197,476 for the six months ended December 31, 2020 and 2019, respectively.

(g) Organizational and Offering Costs

Expenses incurred in connection with organizing BDRY and up to the offering of its Shares upon commencement of its investment operations on March 22, 2018, were paid by the Sponsor and Breakwave without reimbursement.

Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the three and six months ended December 31, 2020 and 2019, BDRY incurred no such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended December 31, 2020 and 2019, respectively, BDRY incurred no such expenses.

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

(b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2020
	Shares	Net Assets Decrease
Shares Sold	100,000	$653,748
Shares Redeemed	(600,000)	(4,671,190)
Net Decrease	(500,000)	$(4,017,442)

Summary of Share Transactions for the Three Months Ended December 31, 2019
	Shares	Net Assets Increase
Shares Sold	75,000	$1,151,130
Shares Redeemed	(25,000)	(431,515)
Net Increase	50,000	$719,615

Summary of Share Transactions for the Six Months Ended December 31, 2020
	Shares	Net Assets Decrease
Shares Sold	275,000	$2,101,301
Shares Redeemed	(2,850,000)	(22,793,823)
Net Decrease	(2,575,000)	$(20,692,522)

Summary of Share Transactions for the Six Months Ended December 31, 2019
	Shares	Net Assets Decrease
Shares Sold	75,000	$1,151,130
Shares Redeemed	(250,000)	(4,121,777)
Net Decrease	(175,000)	$(2,970,647)

SIT RISING RATE ETF (PRIOR TO LIQUIDATION)

Summary of Share Transactions for the Three Months Ended December 31, 2020
	Shares	Net Assets Increase
Shares Sold	—	$—
Shares Redeemed In Liquidation	(150,040)	(2,989,783)
Net Decrease	(150,040)	$(2,989,783)

Summary of Share Transactions for the Three Months Ended December 31, 2019
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	(25,000)	(577,766)
Net Decrease	(25,000)	$(577,766)

Summary of Share Transactions for the Six Months Ended December 31, 2020
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed (Including in Liquidation)	(250,040)	(4,998,233)
Net Decrease	(250,040)	$(4,998,233)

Summary of Share Transactions for the Six Months Ended December 31, 2019
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	(275,000)	(6,331,666)
Net Decrease	(275,000)	$(6,331,666)

(6) Risk

(a) Investment Related Risk

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

(c) Natural Disaster/Epidemic Risk

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks previously mentioned, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Fund and its investments. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Fund may have difficulty achieving its investment objective which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Fund’s Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s investments. These factors can cause substantial market volatility, exchange trading suspensions and closures and can impact the ability of the Fund to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the present time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on the Fund’s performance, resulting in losses to the Fund.

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

The global economic shocks being experienced as of the date hereof may cause the underlying assumptions and expectations of the Fund to become outdated quickly or inaccurate, resulting in significant losses.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2020, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

On October 16, 2020, the Sponsor announced that it would close and liquidate the SIT RISING RATE ETF (“RISE”) because of current market conditions and the Fund’s asset size. The last day the liquidated fund accepted creation orders was on October 30, 2020. Trading in RISE was suspended after the close of the NYSE Arca on October 30, 2020. Proceeds of the liquidation were sent to shareholders on November 18, 2020 (the “Distribution Date”). From October 30, 2020 through the distribution date, shares of RISE did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in RISE on the Distribution Date automatically had their shares redeemed for cash at the current net asset value on November 18, 2020.

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

	THREE MONTHS ENDED
	DECEMBER 31, 2020	THREE MONTHS ENDED DECEMBER 31, 2019
	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF
Net Asset Value
Net asset value per Share, beginning of period	$8.24	$22.61	$19.65
Net investment income (loss)	(0.09)	0.05	(0.17)
Net realized and unrealized gain (loss)	(0.22)	0.30	(4.11)
Net Income (Loss)	(0.31)	0.35	(4.28)
Net Asset Value per Share, end of period	$7.93	$22.96	$15.37
Market Value per Share, end of period	$7.70	$22.97	$15.45

Ratios to Average Net Assets*
Expense Ratio***	4.93%	1.06%	5.09%
Expense Ratio*** before Waiver/Assumption	5.24%	7.47%	31.35%
Net Investment Income (Loss)	(4.93%)	0.93%	(3.69%)
Total Return, at Net Asset Value**	(3.76%)	1.55%	(21.78%)
Total Return, at Market Value**	(6.55%)	1.50%	(21.61%)

*	Percentages are annualized
**	Percentages are not annualized
***	For Breakwave Dry Bulk Shipping ETF, Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any. Prior to the liquidation of Sit Rising Rate ETF, Fund expenses had been capped at 1.00% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses.

	SIX MONTHS ENDED
	DECEMBER 31, 2020	SIX MONTHS ENDED DECEMBER 31, 2019
	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	BREAKWAVE DRY BULK SHIPPING ETF
Net Asset Value
Net asset value per Share, beginning of period	$7.70	$22.70	$13.25
Net investment income (loss)	(0.17)	0.12	(0.28)
Net realized and unrealized gain (loss)	0.40	0.14	2.40
Net Income (Loss)	0.23	0.26	2.12
Net Asset Value per Share, end of period	$7.93	$22.96	$15.37
Market Value per Share, end of period	$7.70	$22.97	$15.45

Ratios to Average Net Assets*
Expense Ratio***	4.32%	1.08%	4.89%
Expense Ratio*** before Waiver/Assumption	4.45%	6.59%	25.77%
Net Investment Income (Loss)	(4.32%)	1.02%	(3.19%)
Total Return, at Net Asset Value**	2.99%	1.15%	16.00%
Total Return, at Market Value**	4.19%	1.06%	17.49%

*	Percentages are annualized
**	Percentages are not annualized
***	For Breakwave Dry Bulk Shipping ETF, Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any. Prior to the liquidation of Sit Rising Rate ETF, Fund expenses had been capped at 1.00% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses.

(11) Subsequent Events

In preparing these financial statements, the Fund has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments to the financial statements.

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

Overview

The Trust is a Delaware statutory trust formed on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently includes one series: Breakwave Dry Bulk Shipping ETF (“BDRY,” or the “Fund”), is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca.

The Fund is managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a single member limited liability company that was formed in the state of Delaware on June 12, 2014. The Fund pays the Sponsor a management fee. The Sponsor, the Trust, and the Fund maintain their main business offices at 30 Maple Street, Suite 2, Summit, NJ 07901. The Sponsor’s telephone number is (908) 897-0518.

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

The Fund is designed and managed to track the performance of a portfolio (a “Benchmark Portfolio”) consisting of futures contracts (the “Benchmark Component Instruments”).

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

The Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of December 31, 2020 include:

Name	Ticker	Market Value USD
Baltic Panamax T/C Average Shipping Route Jan 21	BFFAP F21 Index	$3,304,460
Baltic Panamax T/C Average Shipping Route Feb 21	BFFAP G21 Index	3,137,490
Baltic Panamax T/C Average Shipping Route Mar 21	BFFAP H21 Index	3,504,040
Baltic Supramax Average Shipping Route Jan 21	S58FM F21 Index	838,320
Baltic Supramax Average Shipping Route Feb 21	S58FM G21 Index	695,680
Baltic Supramax Average Shipping Route Mar 21	S58FM H21 Index	761,680
Baltic Capesize Time Charter Jan 21	BFFATC F21 Index	4,797,420
Baltic Capesize Time Charter Feb 21	BFFATC G21 Index	4,012,400
Baltic Capesize Time Charter Mar 21	BFFATC H21 Index	3,740,330

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

Breakwave Dry Bulk Shipping ETF

During the three months ended December 31, 2020, freight rate volatility gradually declined as the supply and demand balance found an equilibrium following a volatile third quarter. The Baltic Dry Index, an index that tracks global spot rates for dry bulk, dropped rapidly in early October from the high late September levels caused due to a positional tightness in the market, and remained in a tight range until the end of the year when a small uptick in freight rates materialized. Export activity out of Brazil did not experience the seasonal boost, and thus, Capesize rates failed to rally to a similar degree as in previous years. Panamax and Supramax rates were well supported due to higher grains activity but also very strong coal demand from China. Overall, dry bulk rates exited the year relatively strong, an unusual development as the historical pattern usually points to end of year weakness.

During the three months ended December 31, 2020, freight futures also followed spot rates closely, as sentiment improved and expectations for both short term as well as long term rates increased towards the end of the period. However, the futures curve exited the year in sharp backwardation and at a steeper than usual level. BDRY’s performance closely tracked the performance of short-term dry bulk freight futures, leading to lower volatility of the Fund’s NAV per share during the period. BDRY ended up 4% lower for the quarter.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended December 31, 2020.

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

The per Share market value of BDRY and its NAV tracked closely for the six months ended December 31, 2020.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended December 31, 2020 and 2019, and the six months ended December 31, 2020 and 2019. The difference in the NAV price the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020

Fund Share Price Performance

During the three months ended December 31, 2020, the NYSE Arca market value of each Share decreased (-6.55%) from $8.24 per Share, representing the closing trade on September 30, 2020, to $7.70 per Share, representing the closing price on December 31, 2020. The Share price high and low for the three months ended December 31, 2020 and related change from the closing Share price on September 30, 2020 were as follows: Shares traded from a high of $8.85 per Share (+7.40%) on October 5, 2020 to a low of $6.10 per Share (-25.97%) on December 3, 2020.

Fund Share Net Asset Performance

For the three months ended December 31, 2020, the net asset value of each Share decreased (-3.76%) from $8.24 per Share to $7.93 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the three months ended December 31, 2020.

Net loss for the three months ended December 31, 2020, was $1,093,410, resulting from net realized losses on investments and futures contracts of $3,591,274, unrealized gains on futures contracts of $2,788,440 and the net investment loss of $290,576.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

Fund Share Price Performance

During the three months ended September 30, 2019, the NYSE Arca market value of each Share decreased (-21.61%) from $19.71 per Share, representing the closing trade on September 30, 2019, to $15.45 per Share, representing the closing price on December 31, 2019. The Share price high and low for the three months ended December 31, 2019 and related change from the closing Share price on September 30, 2019 were as follows: Shares traded from a high of $22.19 per Share (+12.58%) on October 9, 2019 to a low of $15.10 per Share (-23.39%) on December 30, 2019.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Fund Share Price Performance

During the six months ended December 31, 2020, the NYSE Arca market value of each Share increased (+4.19%) from $7.39 per Share, representing the closing trade on June 30, 2020, to $7.70 per Share, representing the closing price on December 31, 2020. The Share price high and low for the six months ended December 31, 2020 and related change from the closing Share price on June 30, 2020 were as follows: Shares traded from a high of $9.48 per Share (+28.28%) on July 6, 2020 to a low of $6.10 per Share (-17.46%) on December 3, 2020.

Fund Share Net Asset Performance

For the six months ended December 31, 2020, the net asset value of each Share increased (+2.99%) from $7.70 per Share to $7.93 per Share. Gains in the investments and futures contracts more than offset the net investment loss resulting in the overall increase in the NAV per Share during the six months ended December 31, 2020.

Net income for the six months ended December 31, 2020, was $1,597,220, resulting from net realized gains on investments and futures contracts of $6,513,496, unrealized losses on futures contracts of $4,277,960 and the net investment loss of $638,316.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

Fund Share Price Performance

During the six months ended December 31, 2019, the NYSE Arca market value of each Share increased (+17.49%) from $13.15 per Share, representing the closing trade on June 30, 2019, to $15.45 per Share, representing the closing price on December 31, 2019. The Share price high and low for the six months ended December 31, 2019 and related change from the closing Share price on June 30, 2019 were as follows: Shares traded from a high of $22.19 per Share (+68.75%) on October 9, 2019 to a low of $13.35 per Share (+1.52%) on July 1, 2019.

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

The IFV is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours. The customary trading hours of the Freight Futures trading are 3:00 a.m. E.T. to 12:00 p.m. E.T. This means that there is a gap in time at the beginning and/or the end of each day during which a Fund’s shares are traded on the NYSE Arca, but real-time trading prices for contracts are not available. During such gaps in time the IFV will be calculated based on the end of day price of such contracts from the Baltic Exchange immediately preceding the trading session. In addition, other investments held by the Fund will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor or broker-dealer quotes. These investments will not be included in the IFV.

The NYSE Arca disseminates the IFV through the facilities of CTA/CQ High Speed Lines. In addition, the IFV is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the IFV provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of the Fund’s shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of the Fund’s shares and the IFV. If the market price of the Fund’s shares diverges significantly from the IFV, market professionals will have an incentive to execute arbitrage trades. For example, if the Fund’s shares appear to be trading at a discount compared to the IFV, a market professional could buy the Fund shares on the NYSE Arca and take the opposite position in Freight Futures. Such arbitrage trades can tighten the tracking between the market price of the Fund’s shares and the IFV and thus can be beneficial to all market participants.

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

The values which are used by the Fund for its Freight Futures are provided by the Fund’s commodity broker, which uses market prices when available. In addition, the Fund estimates interest income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Credit Risk

When the Fund enters into Benchmark Component Instruments, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the Benchmark Component Instruments traded on or cleared by the Baltic Exchange and other futures exchanges is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to the Fund.

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

Liquidity and Capital Resources

The Fund does not anticipate making use of borrowings or other lines of credit to meet its obligations. The Fund meets its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the cash, cash equivalents that it holds. The Fund’s liquidity needs include: redeeming its shares, providing margin deposits for existing Benchmark Component Instruments, the purchase of additional Benchmark Component Instruments, and paying expenses.

The Fund generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and its investments in collateralizing Treasury Securities. Generally, all of the net assets of the Fund is allocated to trading in Benchmark Component Instruments. Most of the assets of the Fund are held in Treasury Instruments, cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Fund are paid to the Fund. Due to the economic uncertainty due to the impact of the COVID-19 pandemic, the Fund has experienced a significant decrease in interest rates, and as such the Fund is experiencing a higher breakeven year over year.

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

The regulation of commodity interest transactions in the United States is an evolving area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Fund, or the ability of the Fund to continue to implement its investment strategies. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Fund is impossible to predict but could be substantial and adverse.

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

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of CPOs and FCMs and their respective associated persons. The Sponsor and the Fund’s clearing broker are members of the NFA. As such, it will be subject to NFA standards relating to fair trade practices, financial condition and consumer protection. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members. Neither the Trust nor the Fund are required to become a member of the NFA.

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

In addition, considerable regulatory attention has been focused on non-traditional publicly distributed investment pools such as the Fund. Furthermore, various national governments have expressed concern regarding the disruptive effects of speculative trading in certain commodity markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse.

Management believes that as of December 31, 2020, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

Off Balance Sheet Financing

As of December 31, 2020, neither the Trust nor the Fund have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

Contractual Obligations

The primary contractual obligations of the Fund will be with the Sponsor and certain other service providers.

Management and CTA Fees

BDRY pays the Sponsor a management fee (the “Sponsor Fee”) in consideration of the Sponsor’s advisory services to the Fund. Additionally, BDRY pays its commodity trading advisor a license and service fee (the “CTA Fee”).

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through February 28, 2022. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $112,262 for the three months ended December 31, 2020 and 2019, respectively, and $-0- and $217,318 for the six months ended December 31, 2020 and 2019,respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $18,432 and $6,561 for the three months ended December 31, 2020 and 2019, respectively, and $18,432 and $16,213 for the six months ended December 31, 2020 and 2019, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $309,401 and $141,861 for the three months ended December 31, 2020 and 2019, respectively, and $657,815 and $288,164, respectively, as disclosed in the Combined Statements of Operations.

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

While the Sponsor has agreed to pay registration fees to the SEC and any other regulatory agency in connection with the offer and sale of the Shares offered through the Fund’s prospectus, the legal, printing, accounting and other expenses associated with such registration, the Fund will be responsible for any registration fees and related expenses incurred in connection with any future offer and sale of Shares of the Fund in excess of those offered through its prospectus.

Any general expenses of the Trust will be allocated to the Fund and any other future series of the Trust as determined by the Sponsor in its sole and absolute discretion. The Trust is also responsible for extraordinary expenses, including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto. The Trust and/or the Sponsor may be required to indemnify the Trustee, Distributor or Administrator under certain circumstances.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On December 31, 2020, 3,175,040 shares of the Fund were outstanding for a market capitalization of $24,447,808. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed ninety (24) baskets (each comprising 25,000 shares) during the three months ended December 31, 2020 at an average price per share of $7.79. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended December 31, 2020:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
October 2020	550,000	$7.78
November 2020	-	-
December 2020	50,000	7.87
Total	600,000	$7.79

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

Date: February 16, 2021