Form 10-Q
period 2021-03-31
ETF Managers Group Commodity Trust I
filed 2021-05-14
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2021.

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

Indicate the number of Shares outstanding, as of May 3, 2021: 3,600,040

ETF MANAGERS GROUP COMMODITY TRUST I

i

Part I.
INTERIM FINANCIAL INFORMATION

Item 1. Interim Combined Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

March 31, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I*
Assets
Investment in securities, at fair value (cost $10,298,204)	$10,298,204	$10,298,204
Cash	1,123,395	1,123,395
Segregated cash held by broker	32,006,396	32,006,396
Receivable on open futures contracts	2,576,110	2,576,110
Interest receivable	266	266
Total assets	46,004,371	46,004,371

Liabilities
Payable for Fund shares redeemed	428,490	428,490
Due to Sponsor	140,425	140,425
Other accrued expenses	37,365	37,365
Total liabilities	606,280	606,280

Net Assets	$45,398,091	$45,398,091

Shares outstanding (unlimited authorized)	2,700,040
Net asset value per share	$16.81
Market value per share	$16.92

*	SIT Rising Rate ETF, which had been a series of the Trust, liquidated as of November 18, 2020.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

June 30, 2020

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED
Assets
Investment in securities, at fair value (cost $7,986,862 and $4,883,666, respectively)	$7,986,862	$4,879,769	$12,866,631
Interest receivable	545	-	545
Receivable on open futures contracts	8,581,555	-	8,581,555
Segregated cash held by broker	28,020,391	201,883	28,222,274
Total assets	44,589,353	5,081,652	49,671,005

Liabilities
Options written, at fair value (premiums received $-0- and $3,204, respectively)	-	4,148	4,148
Payable on open futures contracts	-	5,144	5,144
Payable for Fund shares redeemed	192,533	-	192,533
Due to Sponsor	84,280	4,179	88,459
Other accrued expenses	37,053	-	37,053
Total liabilities	313,866	13,471	327,337

Net Assets	$44,275,487	$5,068,181	$49,343,668

Shares outstanding (unlimited authorized)	5,750,040	250,040
Net asset value per share	$7.70	$20.27
Market value per share	$7.39	$20.26

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments

March 31, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I
MONEY MARKET FUNDS - 22.7%
First American US Treasury Obligations Fund, Class X, 0.03% (a)* (10,298,204 shares)	$10,298,204	$10,298,204
TOTAL MONEY MARKET FUNDS (Cost $10,298,204)	10,298,204	10,298,204

Total Investments (cost $10,298,204) - 22.7%	10,298,204	10,298,204
Other Assets in Excess of Liabilities - 77.3%, respectively (b)	35,099,887	35,099,887
TOTAL NET ASSETS - 100.0%	$45,398,091	$45,398,091

(a)	Annualized seven-day yield as of March 31, 2021
(b)	$32,006,396 of cash is pledged as collateral for futures contracts

BREAKWAVE DRY BULK SHIPPING ETF Futures Contracts	Unrealized Appreciation/	ETF MANAGERS GROUP COMMODITY
March 31, 2021	(Depreciation)	TRUST I
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring April 30, 2021 (Underlying Face Amount at Market Value - $5,469,865) (265 contracts)	$(105,725)	$(105,725)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring May 28, 2021 (Underlying Face Amount at Market Value - $6,021,920) (305 contracts)	(274,390)	(274,390)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring June 25, 2021 (Underlying Face Amount at Market Value - $5,395,845) (295 contracts)	(624,495)	(624,495)
Baltic Exchange Supramax Average Shipping Route Expiring April 30, 2021 (Underlying Face Amount at Market Value - $1,566,125) (85 contracts)	192,125	192,125
Baltic Exchange Supramax Average Shipping Route Expiring May 28, 2021 (Underlying Face Amount at Market Value - $1,490,815) (85 contracts)	132,315	132,315
Baltic Exchange Supramax Average Shipping Route Expiring June 25, 2021 (Underlying Face Amount at Market Value - $1,372,410) (85 contracts)	(1,840)	(1,840)
Baltic Capesize Time Charter Expiring April 30, 2021 (Underlying Face Amount at Market Value - $7,903,080) (360 contracts)	578,830	578,830
Baltic Capesize Time Charter Expiring May 28, 2021 (Underlying Face Amount at Market Value - $7,567,875) (315 contracts)	1,336,375	1,336,375
Baltic Capesize Time Charter Expiring June 25, 2021 (Underlying Face Amount at Market Value - $7,572,915) (315 contracts)	1,342,915	1,342,915
	$2,576,110	$2,576,110

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

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended March 31, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I*
Investment Income
Interest	$511	$511

Expenses
Sponsor fee	30,823	30,823
CTA fee	119,348	119,348
Audit fees	21,797	21,797
Tax preparation fees	6,288	6,288
Tax State Filing fees	49,313	49,313
Admin/accounting/custodian/transfer agent fees	15,930	15,930
Legal fees	11,096	11,096
Chief Compliance Officer fees	6,164	6,164
Principal Financial Officer fees	6,164	6,164
Regulatory reporting fees	6,164	6,164
Brokerage commissions	115,803	115,803
Distribution fees	3,873	3,873
Insurance expense	3,699	3,699
Listing & calculation agent fees	2,515	2,515
Other expenses	9,618	9,618
Wholesale support fees	16,042	16,042
Interest expense	60	60
Total Expenses	424,697	424,697
Less: Waiver of CTA fee	(20,752)	(20,752)
Less: Expenses absorbed by Sponsor	-	-
Net Expenses	403,945	403,945
Net Investment Income (Loss)	(403,434)	(403,434)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	24,152,831	24,152,831

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(1,727,485)	(1,727,485)
Net realized and unrealized gain (loss)	22,425,346	22,425,346
Net income (loss)	$22,021,912	$22,021,912

*	Sit Rising Rate ETF, which had been a series of the Trust, liquidated as of November 18, 2020.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended March 31, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED
Investment Income
Interest	$16,214	$20,709	$36,923

Expenses
Sponsor fee	31,078	18,647	49,725
CTA fee	25,190	2,740	27,930
Audit fees	13,715	21,889	35,604
Tax preparation fees	12,432	12,432	24,864
Admin/accounting/custodian/transfer agent fees	15,379	14,322	29,701
Legal fees	11,188	8,701	19,889
Printing and postage expenses	2,636	2,610	5,246
Chief Compliance Officer fees	6,215	6,158	12,373
Principal Financial Officer fees	6,215	6,158	12,373
Regulatory reporting fees	6,215	6,158	12,373
Brokerage commissions	61,408	1,120	62,528
Distribution fees	3,933	3,863	7,796
Insurance expense	3,729	3,729	7,458
Listing & calculation agent fees	3,132	3,132	6,264
Other expenses	4,165	2,169	6,334
Wholesale support fees	8,301	1,369	9,670
Interest	9	12	21
Total Expenses	214,940	115,209	330,149
Less: Waiver of CTA fee	(25,190)	-	(25,190)
Less: Expenses absorbed by Sponsor	(67,532)	(100,377)	(167,909)
Net Expenses	122,218	14,832	137,050
Net Investment Income (Loss)	(106,004)	5,877	(100,127)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(2,727,061)	(167,895)	(2,894,956)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(1,871,170)	(444,797)	(2,315,967)
Net realized and unrealized gain (loss)	(4,598,231)	(612,692)	(5,210,923)
Net income (loss)	$(4,704,235)	$(606,815)	$(5,311,050)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Nine Months Ended March 31, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF*	COMBINED
Investment Income
Interest	$1,578	$5,608	$7,186

Expenses
Sponsor fee	93,839	25,068	118,907
CTA fee	334,342	3,042	337,384
Audit fees	65,881	46,757	112,638
Tax preparation fees	19,144	17,180	36,324
Tax State Filing Fees	49,313	-	49,313
Admin/accounting/custodian/transfer agent fees	48,498	19,486	67,984
Legal fees	33,782	21,700	55,482
Chief Compliance Officer fees	18,766	8,356	27,122
Principal Financial Officer fees	18,766	13,356	32,122
Regulatory reporting fees	18,766	8,356	27,122
Brokerage commissions	274,845	1,424	276,269
Distribution fees	11,791	5,116	16,907
Insurance expense	11,261	5,014	16,275
Listing & calculation agent fees	7,657	4,880	12,537
Other expenses	16,426	3,749	20,175
Website Support and Marketing Materials	7,562	5,014	12,576
Printing and Postage	5,294	3,539	8,833
Wholesale support fees	46,437	1,522	47,959
Interest expense	142	220	362
Total Expenses	1,082,512	193,779	1,276,291
Less: Waiver of CTA fee	(39,184)	-	(39,184)
Less: Expenses absorbed by Sponsor	-	(136,902)	(136,902)
Net Expenses	1,043,328	56,877	1,100,205
Net Investment Income (Loss)	(1,041,750)	(51,269)	(1,093,019)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	30,666,327	(29,138)	30,637,189

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(6,005,445)	10,459	(5,994,986)
Net realized and unrealized gain (loss)	24,660,882	(18,679)	24,642,203
Net income (loss)	$23,619,132	$(69,948)	23,549,184

*	Period from July 1, 2020 to October 30, 2020 - Sit Rising Rate ETF liquidated as of November 18, 2020.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Nine Months Ended March 31, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED
Investment Income
Interest	$35,227	$95,841	$131,068

Expenses
Sponsor fee	93,918	56,351	150,269
CTA fee	41,403	9,904	51,307
Audit fees	41,285	65,913	107,198
Tax preparation fees	37,568	37,568	75,136
Admin/accounting/custodian/transfer agent fees	46,475	43,280	89,755
Legal fees	33,810	26,295	60,105
Printing and postage expenses	7,966	7,888	15,854
Chief Compliance Officer fees	18,781	18,754	37,535
Principal Financial Officer fees	18,781	18,754	37,535
Regulatory reporting fees	18,781	18,754	37,535
Brokerage commissions	76,907	3,913	80,820
Distribution fees	11,887	11,675	23,562
Insurance expense	11,269	11,269	22,538
Listing & calculation agent fees	9,466	9,466	18,932
Other expenses	12,587	6,555	19,142
Wholesale support fees	22,211	4,952	27,163
Interest expense	9	26	35
Total Expenses	503,104	351,317	854,421
Less: Waiver of CTA fee	(41,403)	-	(41,403)
Less: Expenses absorbed by Sponsor	(284,850)	(297,853)	(582,703)
Net Expenses	176,851	53,464	230,315
Net Investment Income (Loss)	(141,624)	42,377	(99,247)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(2,388,880)	(420,623)	(2,809,503)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(1,204,565)	(76,566)	(1,281,131)
Net realized and unrealized gain (loss)	(3,593,445)	(497,189)	(4,090,634)
Net income (loss)	$(3,735,069)	$(454,812)	$(4,189,881)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended March 31, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I*
Net Assets at Beginning of Period	$25,180,185	$25,180,185

Increase (decrease) in Net Assets from share transactions
Addition of 1,250,000 and -0- shares, respectively	21,230,015	21,230,015
Redemption of 1,725,000 and -0- shares, respectively	(23,034,021)	(23,034,021)
Net Increase (decrease) in Net Assets from share transactions	(1,804,006)	(1,804,006)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(403,434)	(403,434)
Net realized gain (loss)	24,152,831	24,152,831
Change in net unrealized gain (loss)	(1,727,485)	(1,727,485)

Net Increase (decrease) in Net Assets from operations	22,021,912	22,021,912

Net Assets at End of Period	$45,398,091	$45,398,091

*	SIT Rising Rate ETF, which had been a series of the Trust, liquidated as of November 18, 2020.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended March 31, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED
Net Assets at Beginning of Period	$2,306,781	$5,740,486	$8,047,267

Increase (decrease) in Net Assets from share transactions
Addition of 2,775,000 and -0- shares, respectively	21,611,870	-	21,611,870
Redemption of 50,000 and -0- shares, respectively	(695,550)	-	(695,550)
Net Increase (decrease) in Net Assets from share transactions	20,916,320	-	20,916,320

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(106,004)	5,877	(100,127)
Net realized gain (loss)	(2,727,061)	(167,895)	(2,894,956)
Change in net unrealized gain (loss)	(1,871,170)	(444,797)	(2,315,967)

Net Increase (decrease) in Net Assets from operations	(4,704,235)	(606,815)	(5,311,050)

Net Assets at End of Period	$18,518,866	$5,133,671	$23,652,537

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Nine Months Ended March 31, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF*	COMBINED
Net Assets at Beginning of Period	$44,275,487	$5,068,181	$49,343,668

Increase (decrease) in Net Assets from share transactions
Addition of 1,525,000 and -0- shares, respectively	23,331,316	-	23,331,316
Redemption of 4,575,000 and 250,040 shares, respectively	(45,827,844)	(4,998,233)	(50,826,077)
Net increase (decrease) in Net Assets from share transactions	(22,496,528)	(4,998,233)	(27,494,761)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(1,041,750)	(51,269)	(1,093,019)
Net realized gain (loss)	30,666,327	(29,138)	30,637,189
Change in net unrealized gain (loss)	(6,005,445)	10,459	(5,994,986)

Net Increase (Decrease) in Net Assets from operations	23,619,132	(69,948)	23,549,184

Net Assets at End of Period	$45,398,091	$-	$45,398,091

*	Period from July 1, 2020 to October 30, 2020 - Sit Rising Rate ETF liquidated as of November 18, 2020.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Nine Months Ended March 31, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED
Net Assets at Beginning of Period	$4,308,262	$11,920,149	$16,228,411

Increase (decrease) in Net Assets from share transactions
Addition of 2,850,000 and -0- shares, respectively	22,763,000	-	22,763,000
Redemption of 300,000 and 275,000 shares, respectively	(4,817,327)	(6,331,666)	(11,148,993)
Net Increase (decrease) in Net Assets from share transactions	17,945,673	(6,331,666)	11,614,007

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(141,624)	42,377	(99,247)
Net realized gain (loss)	(2,388,880)	(420,623)	(2,809,503)
Change in net unrealized gain (loss)	(1,204,565)	(76,566)	(1,281,131)

Net Increase (decrease) in Net Assets from operations	(3,735,069)	(454,812)	(4,189,881)

Net Assets at End of Period	$18,518,866	$5,133,671	$23,652,537

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Nine Months Ended March 31, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF*	COMBINED
Cash flows provided by (used in) operating activities
Net income (loss)	$23,619,132	$(69,948)	$23,549,184
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized gain (loss) on investments	(30,666,327)	29,138	(30,637,189)
Change in net unrealized gain (loss) on investments	6,005,445	(10,459)	5,994,986
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	22,349,540	4,861,090	27,210,630
Decrease in interest receivable	279	-	279
Decrease in options written, at fair value	-	(4,148)	(4,148)
Decrease in receivable on open futures contracts	6,005,445	-	6,005,445
Decrease in payable on open futures contracts	-	(5,144)	(5,144)
Increase (decrease) in due to Sponsor	56,145	(4,179)	51,966
Increase in other accrued expenses	312	-	312
Net cash provided by (used in) operating activities	27,369,971	4,796,350	32,166,321
Cash flows from financing activities
Proceeds from sale of shares	23,331,316	-	23,331,316
Paid on redemption of shares	(45,827,844)	(4,998,233)	(50,826,077)
Increase in payable for Fund shares redeemed	235,957	-	235,957
Net cash provided by (used in) financing activities	(22,260,571)	(4,998,233)	(27,258,804)
Net increase (decrease) in cash and restricted cash	5,109,400	(201,883)	4,907,517
Cash and restricted cash, beginning of period	28,020,391	201,883	28,222,274
Cash and restricted cash, end of period	$33,129,791	$-	$33,129,791

The following table provides a reconciliation of cash and restricted cash reported within the Combined Statement of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statement of Cash Flows.

Cash	$1,123,395	$-	$1,123,395
Segregated cash held by broker	32,006,396	-	32,006,396
Total cash and restricted cash as shown on the statement of cash flows	$33,129,791	$-	$33,129,791

*	Period from October 1, 2020 to October 30, 2020 - Sit Rising Rate ETF liquidated as of November 18, 2020.

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Nine Months Ended March 31, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED
Cash flows provided by (used in) operating activities
Net income (loss)	$(3,735,069)	$(454,812)	$(4,189,881)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	2,388,880	420,623	2,809,503
Change in net unrealized loss (gain) on investments	1,204,565	76,566	1,281,131
Change in operating assets and liabilities:
Sale (purchase) of investments, net	(5,054,295)	6,539,056	1,484,761
Decrease in interest receivable	3,667	410	4,077
Increase (decrease) in receivable on open futures contracts	(2,856,535)	-	(2,856,535)
Decrease in options written, at fair value	-	(469)	(469)
Increase in payable on open futures contracts	1,976,295	73,602	2,049,897
Increase (decrease) in due to Sponsor	29,594	(5,417)	24,177
Increase in other liabilities	9,680	-	9,680
Net cash provided by (used in) operating activities	(6,033,218)	6,649,559	616,341
Cash flows from financing activities
Proceeds from sale of shares	22,763,000	-	22,763,000
Paid on redemption of shares	(4,817,327)	(6,331,666)	(11,148,993)
Net cash provided by (used in) financing activities	17,945,673	(6,331,666)	11,614,007
Net increase (decrease) in cash and restricted cash	11,912,455	317,893	12,230,348
Cash and restricted cash, beginning of period	2,831,566	365,460	3,197,026
Cash and restricted cash, end of period	$14,744,021	$683,353	$15,427,374

The following table provides a reconciliation of cash and restricted cash reported within the Combined Statement of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	14,744,021	683,353	15,427,374
Total cash and restricted cash as shown on the statement of cash flows	$14,744,021	$683,353	$15,427,374

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements

March 31, 2021 (unaudited)

(1) Organization

ETF Managers Group Commodity Trust I (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently consists of one separate series. BREAKWAVE DRY BULK SHIPPING ETF (“BDRY,” the “Fund”), is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on NYSE Arca. As described below, SIT RISING RATE ETF (“RISE”) also operated as a series of the Trust, but was closed and liquidated prior to March 31, 2021. The Fund is managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Trading Association (“NFA”). Breakwave Advisors, LLC (“Breakwave”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as BDRY’s commodity trading advisor.

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

When establishing positions in Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BDRY’s Futures Commission Merchant (“FCM”), ED&F Man Capital Markets, Inc. On a daily basis, BDRY is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with the FCM may be held at BDRY’s custodian or remain with the FCM in cash or cash equivalents, as discussed below.

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

The accompanying interim combined financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim combined financial statements. These interim combined financial statements should be read in conjunction with BDRY’s annual report on Form 10-K for the year ended June 30, 2020 and BDRY’s prospectus dated March 18, 2021 (the “BDRY Prospectus,”). Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three and nine months ended March 31, 2021 and 2020 was at 4:00 p.m. Eastern Time on March 31, 2021 and 2020, respectively. RISE was liquidated on November 18, 2020 at its final net asset value as of that date.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three and nine months ended March 31, 2021 and 2020.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at March 31, 2021 and 2020.

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

The following table summarizes BDRY’s valuation of investments at March 31, 2021 and at June 30, 2020 using the fair value hierarchy:

	March 31, 2021 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$10,298,204	a	$2,576,110	b	$12,874,314

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

Transfers between levels are recognized at the end of the reporting period. During the nine months ended March 31, 2021 and the year ended June 30, 2020, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize RISE’s valuation of investments at June 30, 2020 using the fair value hierarchy:

	June 30, 2020 (audited)
	Short-Term Investments		Purchased Options Contracts		Written Options Contracts		Futures Contracts		Total
Level I – Quoted Prices	$4,865,473	a	$14,296	a	$(4,148)	b	$(5,144)	c	$4,870,477

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

Management of the Fund has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at March 31, 2021 and June 30, 2020. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Fund’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at March 31, 2021 and at June 30, 2020, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of March 31, 2021

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$2,576,110	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2020

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$8,581,555	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2021

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$24,152,831	$(1,727,485)

The futures contracts open at March 31, 2021 are indicative of the activity for the three months ended March 31, 2021.

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

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2021

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$30,666,327	$(6,055,445)

The futures contracts open at March 31, 2021 are indicative of the activity for the nine months ended March 31, 2021.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2020

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(2,388,880)	$(1,204,565)

The futures contracts open at March 31, 2020 are indicative of the activity for the nine months ended March 31, 2020.

SIT RISING RATE ETF

Fair Value of Derivative Instruments, as of June 30, 2020

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Purchased options	$14,296	*	Payable on open futures contracts	$(5,144)	**
Interest Rate Risk	—	—		Written options, at fair value	$(4,148)	*

*	Represents fair value of options contracts as reported in the Combined Statements of Assets and Liabilities.
**	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2020

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments, futures and options contracts and/or Change in unrealized gain (loss) on investments, futures and options contracts	$(167,895)	$(444,797)

The futures and options contracts open at March 31, 2020 are indicative of the activity for the three months ended March 31, 2020.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2021

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $20,752 and $25,190, for the three months ended March 31, 2021 and 2020, respectively, and $39,184 and $41,403 for the nine months ended March 31, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

BDRY (and, prior to its liquidation, RISE) currently accrues its daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund in excess of the Fund’s Expense Cap, which in the case of RISE, aggregated $100,377 for the three months ended March 31, 2020, and $136,902 and $297,853 for the nine months ended March 31, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations. In the case of BDRY, expenses absorbed by the sponsor aggregated $-0- and $67,532 for the three months ended March 31, 2021 and 2020, respectively, and $-0- and $284,850 for the nine months ended March 31, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

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

BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $15,930 and $15,379 for the three months ended March 31, 2021 and 2020, respectively, and $48,498 and $46,475 for the nine months ended March 31, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation RISE paid U.S. Bank $14,322 for the three months ended March 31, 2020, and $19,486 and $43,280 for the nine months ended March 31, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

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

BDRY incurred $3,873 and $3,933 for the three months ended March 31, 2021 and 2020, respectively, and $11,791 and $11,887 for the nine months ended March 31, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE incurred $3,863 in distribution and related administrative services for the three months ended March 31, 2020 and $5,116 and $11,675 for the nine months ended March 31, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

Prior to its liquidation, RISE also paid the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly.

BDRY incurred $16,042 and $8,301 in wholesale support fees for the three months ended March 31, 2021 and 2020, respectively, and $46,437 and $22,211 for the nine months ended March 31, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE incurred $1,369 in wholesale support fees for the three months ended March 31, 2020 and $1,522 and $4,952 for the nine months ended March 31, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.40% (excluding the impact on the Fund of creation and/or redemption activity) for BDRY of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $115,803 and $61,408 in brokerage commissions and fees for the three months ended March 31, 2021 and 2020, respectively, and $274,845 and $76,907 for the nine months ended March 31, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE incurred $1,120 in brokerage commissions and fees for the three months ended March 31, 2020 and $1,424 and $3,913 for the nine months ended March 31, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for the Fund, Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for the Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $617 and $621 in trustee fees for the three months ended March 31, 2021 and 2020, respectively, and $1,877 and $1,878 for the nine months ended March 31, 2021 and 2020, respectively, which is included in Other Expenses in the Combined Statements of Operations.

Prior to its liquidation, RISE incurred $621 in trustee fees for the three months ended March 31, 2020 and $843 and $1,878 for the nine months ended March 31, 2021 and 2020, respectively, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $424,697 and $214,940 for the three months ended March 31, 2021 and 2020, respectively, and $1,082,512 and $503,104 for the nine months ended March 31, 2021 and 2020, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $20,752 and $25,190 for the three months ended March 31, 2021 and 2020, respectively, and $39,184 and $41,403 for the nine months ended March 31, 2021 and 2020, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $67,532 for the three months ended March 31, 2021 and 2020, respectively, and $-0- and $284,850 for the nine months ended March 31, 2021 and 2020, respectively.

Prior to its liquidation, RISE incurred $115,209 for the three months ended March 31, 2020 and $193,779 and $351,317 for the nine months ended March 31, 2021 and 2020, respectively, in routine offering, operational, administrative or other ordinary expenses.

Prior to its liquidation, the assumption of Fund expenses above the RISE Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $100,377 the three months ended March 31, 2020 and $136,902 and $297,853 for the nine months ended March 31, 2021 and 2020, respectively.

(g) Organizational and Offering Costs

Expenses incurred in connection with organizing BDRY and up to the offering of its Shares upon commencement of its investment operations on March 22, 2018, were paid by the Sponsor and Breakwave without reimbursement.

Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. During the three and nine months ended March 31, 2021 the Sponsor, in order to maintain the continuous offering of Shares, undertook to register additional Shares of the Fund, the costs of which will be borne by the Fund. For the three and nine months ended March 31, 2020, BDRY incurred no such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended March 31, 2021 and 2020, respectively, BDRY incurred no such expenses.

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

(b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2021
	Shares	Net Assets Decrease
Shares Sold	1,250,000	$21,230,015
Shares Redeemed	(1,725,000)	(23,034,021)
Net Decrease	(475,000)	$(1,804,006)

Summary of Share Transactions for the Three Months Ended March 31, 2020
	Shares	Net Assets Increase
Shares Sold	2,775,000	$21,611,870
Shares Redeemed	(50,000)	(695,550)
Net Increase	2,725,000	$20,916,320

Summary of Share Transactions for the Nine Months Ended March 31, 2021
	Shares	Net Assets Decrease
Shares Sold	1,525,000	$23,331,316
Shares Redeemed	(4,575,000)	(45,827,844)
Net Decrease	(3,050,000)	$(22,496,528)

Summary of Share Transactions for the Nine Months Ended March 31, 2020
	Shares	Net Assets Increase
Shares Sold	2,850,000	$22,763,000
Shares Redeemed	(300,000)	(4,817,327)
Net Increase	2,550,000	$17,945,673

SIT RISING RATE ETF (PRIOR TO LIQUIDATION ON NOVEMBER 18, 2020)

Summary of Share Transactions for the Three Months Ended March 31, 2020
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	—	—
Net Decrease	—	$—

Summary of Share Transactions for the Nine Months Ended March 31, 2021
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed (Including in Liquidation)	(250,040)	(4,998,233)
Net Decrease	(250,040)	$(4,998,233)

Summary of Share Transactions for the Nine Months Ended March 31, 2020
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	(275,000)	(6,331,666)
Net Decrease	(275,000)	$(6,331,666)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2021, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

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

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three month and nine months ended March 31, 2021 and March 31, 2020, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	THREE MONTHS ENDED MARCH 31, 2021	THREE MONTHS ENDED MARCH 31, 2020
	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF
Net Asset Value
Net asset value per Share, beginning of period	$7.93	$15.37	$22.96
Net investment income (loss)	(0.16)	(0.11)	0.02
Net realized and unrealized gain (loss)	9.04	(8.76)	(2.45)
Net Income (Loss)	8.88	(8.87)	(2.43)
Net Asset Value per Share, end of period	$16.81	$6.50	$20.53
Market Value per Share, end of period	$16.92	$6.39	$20.53

Ratios to Average Net Assets*
Expense Ratio***	4.91%	7.04%	1.08%
Expense Ratio*** before Waiver/Assumption	5.16%	12.37%	8.41%
Net Investment Income (Loss)	(4.90%)	(6.10%)	0.43%
Total Return, at Net Asset Value**	111.98%	(57.71%)	(10.58%)
Total Return, at Market Value**	119.74%	(58.64%)	(10.62%)

*	Percentages are annualized
**	Percentages are not annualized
***	For Breakwave Dry Bulk Shipping ETF, Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any. Prior to the liquidation of Sit Rising Rate ETF, Fund expenses had been capped at 1.00% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses.

	NINE MONTHS ENDED MARCH 31, 2021	NINE MONTHS ENDED MARCH 31, 2020
	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF
Net Asset Value
Net asset value per Share, beginning of period	$7.70	$13.25	$22.70
Net investment income (loss)	(0.31)	(0.34)	0.14
Net realized and unrealized gain (loss)	9.42	(6.41)	(2.31)
Net Income (Loss)	9.11	(6.75)	(2.17)
Net Asset Value per Share, end of period	16.81	$6.50	$20.53
Market Value per Share, end of period	$16.92	$6.39	$20.53

Ratios to Average Net Assets*
Expense Ratio***	4.52%	6.19%	1.08%
Expense Ratio*** before Waiver/Assumption	4.69%	17.62%	7.09%
Net Investment Income (Loss)	(4.52%)	(4.96%)	0.86%
Total Return, at Net Asset Value**	118.31%	(50.94%)	(9.56%)
Total Return, at Market Value**	128.96%	(51.41%)	(9.68%)

*	Percentages are annualized
**	Percentages are not annualized
***	For Breakwave Dry Bulk Shipping ETF, Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any. Prior to the liquidation of Sit Rising Rate ETF, Fund expenses had been capped at 1.00% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses.

(11) Subsequent Events

In preparing these financial statements, the Fund has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments to the financial statements other than as disclosed below:

The original registration statement on Form S-1 registered 10,000,000 common units, or “Shares,” of BDRY and was declared effective March 9, 2018. During March 2021, the Sponsor undertook to register an additional 5,000,000 Shares of BDRY. The registration statement was declared effective on March 31, 2021. The expense associated with the additional registration of Shares of $28,997 was recorded as a deferred charge as of April 1, 2021 and will be amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

The Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of March 31, 2021 include:

Name	Ticker	Market Value USD
Baltic Panamax T/C Average Shipping Route Apr 21	BFFAP J21 Index	$5,469,865
Baltic Panamax T/C Average Shipping Route May 21	BFFAP K21 Index	6,021,920
Baltic Panamax T/C Average Shipping Route Jun 21	BFFAP M21 Index	5,395,845
Baltic Supramax Average Shipping Route Apr 21	S58FM J21 Index	1,566,125
Baltic Supramax Average Shipping Route May 21	S58FM K21 Index	1,490,815
Baltic Supramax Average Shipping Route Jun 21	S58FM M21 Index	1,372,410
Baltic Capesize Time Charter Apr 21	BFFATC J21 Index	7,903,080
Baltic Capesize Time Charter May 21	BFFATC K21 Index	7,567,875
Baltic Capesize Time Charter Jun 21	BFFATC M21 Index	7,572,915

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

Breakwave Dry Bulk Shipping ETF

During the three months ended March 31, 2021, freight rate volatility increased and rates staged a counter-seasonal rally across all asset classes. The Baltic Dry Index, an index that tracks global spot rates for dry bulk, increased materially and posted its best average performance in 10 years as the global economy started to reopen following the COVID-19 pandemic. Infrastructure spending, inventory rebuilding and a tight logistic chain following the significant drop in activity during the previous year, were the main reasons for such an abnormally strong performance. Smaller size vessels posted outsized gains, as grains trading activity increased materially, while the larger Capesize segment was also strong, though to a lesser extent. Stronger commodities prices across most sectors also boosted demand for bulk goods transportation. As the quarter drew to a close, rates remained well supported at multi-year highs and the outlook for the near term remained positive.

During the three months ended March 31, 2021, freight futures also followed spot rates closely, as sentiment improved and expectations for both short term as well as long term rates increased. The futures curve exited the quarter in sharp backwardation and at a steeper than usual level, and as a result, the strong performance of the spot market further boosted the Fund’s overall performance. BDRY closely tracked the performance of short-term dry bulk freight futures, leading to higher volatility of the Fund’s NAV per share during the period. BDRY ended up 120% higher for the quarter.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended March 31, 2021.

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

The per Share market value of BDRY and its NAV tracked closely for the nine months ended March 31, 2021.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended March 31, 2021 and 2020, and the nine months ended March 31, 2021 and 2020. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Fund Share Price Performance

During the three months ended March 31, 2021, the NYSE Arca market value of each Share increased (+119.74%) from $7.70 per Share, representing the closing trade on December 31, 2020, to $16.92 per Share, representing the closing price on March 31, 2021. The Share price high and low for the three months ended March 31, 2021 and related change from the closing Share price on December 31, 2020 were as follows: Shares traded from a high of $20.84 per Share (+170.65%) on March 18, 2021 to a low of $8.00 per Share (+3.90%) on January 4, 2021.

Fund Share Net Asset Performance

For the three months ended March 31, 2021, the net asset value of each Share increased (+111.98%) from $7.93 per Share to $16.81 per Share. Gains in the investments and futures contracts more than offset the net investment loss resulting in the overall increase in the NAV per Share during the three months ended March 31, 2021.

Net income for the three months ended March 31, 2021, was $22,021,912, resulting from net realized gains on investments and futures contracts of $24,152,831, unrealized losses on futures contracts of $1,727,485 and the net investment loss of $403,434.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021

Fund Share Price Performance

During the nine months ended March 31, 2021, the NYSE Arca market value of each Share increased (+128.96%) from $7.39 per Share, representing the closing trade on June 30, 2020, to $16.92 per Share, representing the closing price on March 31, 2021. The Share price high and low for the nine months ended March 31, 2021 and related change from the closing Share price on June 30, 2020 were as follows: Shares traded from a high of $20.84 per Share (+182.00%) on March 18, 2021 to a low of $6.10 per Share (-17.46%) on December 3, 2020.

Fund Share Net Asset Performance

For the nine months ended March 31, 2021, the net asset value of each Share increased (+118.31%) from $7.70 per Share to $16.81 per Share. Gains in the investments and futures contracts more than offset the net investment loss resulting in the overall increase in the NAV per Share during the nine months ended March 31, 2021.

Net income for the nine months ended March 31, 2021, was $23,619,132, resulting from net realized gains on investments and futures contracts of $30,666,327, unrealized losses on futures contracts of $6,005,445 and the net investment loss of $1,041,750.

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

Management believes that as of March 31, 2021, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

Off Balance Sheet Financing

As of March 31, 2021, neither the Trust nor the Fund have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $67,532 for the three months ended March 31, 2021 and 2020, respectively, and $-0- and $284,850 for the nine months ended March 31, 2021 and 2020,respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $20,752 and $25,190 for the three months ended March 31, 2021 and 2020, respectively, and $39,184 and $41,403 for the nine months ended March 31, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $424,697 and $214,940 for the three months ended March 31, 2021 and 2020, respectively, and $1,082,512 and $503,104, respectively, as disclosed in the Combined Statements of Operations.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On March 31, 2021, 2,700,040 shares of the Fund were outstanding for a market capitalization of $45,684,677. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed sixty nine (69) baskets (each comprising 25,000 shares) during the three months ended March 31, 2021 at an average price per share of $13.35. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended March 31, 2021:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
January 2021	800,000	$10.36
February 2021	150,000	$9.08
March 2021	775,000	$17.27
Total	1,725,000	$13.35

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

Date: May 14, 2021