Form 10-K
period 2021-06-30
ETF Managers Group Commodity Trust I
filed 2021-09-10
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2021.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of December 31, 2020 was: $24,447,500. (BDRY)

The registrant had 2,925,040 outstanding shares as of September 1, 2021. (BDRY)

ETF Managers Group Commodity Trust I

i

Part I

Item 1. Business

The Trust and the Funds

ETF Managers Group Commodity Trust I (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently includes one series: Breakwave Dry Bulk Shipping ETF (“BDRY,” or the “Fund”) is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. SIT Rising Rate ETF (“RISE”) also operated as a series of the Trust, but was liquidated on November 18, 2020 at its final net asset value as of that date.

BDRY commenced investment operations on March 22, 2018. BDRY commenced trading on the NYSE Arca on March 22, 2018 and trades under the symbol “BDRY.”

The principal office of the Trust and the Fund is located at 30 Maple Street, Suite 2, Summit, NJ 07901. The telephone number is (844) 383-6477.

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

Breakwave Dry Bulk Shipping ETF

BDRY Investment Objective

BDRY’s investment objective is to provide investors with exposure to the daily change in the price of dry bulk freight futures by tracking the performance of a portfolio (the “BDRY Benchmark Portfolio” ) consisting of exchange-cleared futures contracts on the cost of shipping dry bulk freight (“Freight Futures”). BDRY seeks to achieve its investment objective by investing substantially all of its assets in the Freight Futures currently constituting the BDRY Benchmark Portfolio.

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s Commodity Trading Advisor (“CTA”). The BDRY Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually.

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

When establishing positions in Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BDRY’s futures commission merchant (“FCM”). On a daily basis, BDRY will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with BDRY’s FCM will generally be held at BDRY’s custodian in cash or cash equivalents, as discussed below.

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

BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave, which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 10TC Index.

The Freight Futures currently constituting the BDRY Benchmark Portfolio as of June 30, 2021 include:

Name	Ticker	Market Value USD
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - JUL 21	BFFAP N21 Index	$16,372,965
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - AUG 21	BFFAP Q21 Index	16,231,590
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - SEP 21	BFFAP U21 Index	15,374,205
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE INDEX - JUL 21	S58FM N21 Index	3,621,450
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE INDEX - AUG 21	S58FM Q21	3,683,610
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE INDEX - SEP 21	S58FM U21	3,427,200
BALTIC CAPESIZE TIME CHARTER - JUL 21	BFFATC N21 Index	15,947,020
BALTIC CAPESIZE TIME CHARTER - AUG 21	BFFATC Q21 Index	17,744,375
BALTIC CAPESIZE TIME CHARTER - SEP 21	BFFATC U21 Index	17,442,220

The value of the Capesize 5TC Index is disseminated at 11:00 a.m., London Time and the value of the Panamax 4TC Index and the Supramax 10TC Index are each disseminated at 1:00 p.m., London Time. The Reference Index information disseminated by the Baltic Exchange also includes the components and value of each component in each Reference Index. Such Reference Index information also is widely disseminated by Reuters and/or other major market data vendors.

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

No Distributions

The Sponsor has discretionary authority over all distributions made by BDRY. In view of BDRY’s objective of seeking significant capital appreciation, the Sponsor currently does not intend to cause BDRY to make any distributions, but, has the sole discretion to do so from time to time.

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

The Fund’s Service Providers

Administrator, Custodian, Fund Accountant, and Transfer Agent

The Fund has appointed U.S. Bank, a national banking association, with its principal office in Milwaukee, Wisconsin, as the custodian (the “Custodian”). Its affiliate, U.S. Bancorp Fund Services, is the Fund accountant (the “Fund Accountant”) of the Fund, transfer agent (the “Transfer Agent”) for the Fund’s shares and administrator for the Fund (the “Administrator”). It performs certain administrative and accounting services for the Fund and prepares certain SEC, NFA and CFTC reports on behalf of the Fund. (U.S. Bank and U.S. Bancorp Fund Services are referred to collectively hereinafter as “U.S. Bank”).

Distributor

ETFMG Financial LLC, a wholly-owned subsidiary of ETFMG (the “Distributor”), has provided statutory and wholesaling distribution services to BDRY since it commenced trading on the NYSE Arca on March 22, 2018.

The Fund pays the Distributor an annual fee for statutory and wholesaling distribution services and related administrative services equal to the greater of $15,000 or 0.02% of the Fund’s average daily net assets, payable monthly. Pursuant to the Marketing Agent Agreement between the Sponsor, the Fund and the Distributor, the Distributor assists the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders.

In no event will the aggregate compensation paid to the Distributor and any affiliate of the Sponsor for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering. The Distributor’s principal business address is 30 Maple Street, Suite 2, Summit, New Jersey, 07901.

Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (each, a “Trust Agreement”) for the Fund, Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for the Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor.

BDRY Futures Commission Merchant

ED&F Man Capital Inc., (“ED&F Man”) a Delaware limited liability company, serves as BDRY’s clearing broker (the “Commodity Broker”). In its capacity as clearing broker, the Commodity Broker executes and clear BDRY’s futures transactions and performs certain administrative services for the Fund. Prior to November 6, 2020, Macquarie Futures USA LLC served as BDRY’s clearing broker. ED&F Man is a futures commission merchant registered with the CFTC. BDRY pays 0.10% of nominal value in brokerage commissions and approximately $12 per lot in clearing and exchange related fees (excluding the impact on the Fund of creation and/or redemption activity).

ED&F Man’s head office is at 140 East 45th Street, #18, New York, NY 10017.

There have been no material administrative, civil or criminal actions brought, pending or concluded against ED&F Man or its principals in the past five years.

Neither ED&F Man nor any affiliate, officer, director or employee thereof have passed on the merits of the prospectus or offering, or give any guarantee as to the performance or any other aspect of BDRY.

ED & F Man is not affiliated with either BDRY or the Sponsor. Therefore, the Sponsor and BDRY do not believe that BDRY has any conflicts of interest with ED&F Man or its trading principals arising from their acting as BDRY’s FCM.

Legal Counsel

Sullivan & Worcester LLP serves as legal counsel to the Trust and the Fund.

Fees of the Funds

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through September 30, 2022. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $284,850 for the year ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $39,184 and $60,769 for the year ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense category amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $1,888,152 and $847,729 for the year ended June 30, 2021 and 2020, respectively.

Prior to its liquidation, RISE paid the sponsor $25,068 and $74,999 for the year ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE paid CTA fees in the amount of $3,042 and $12,445 for the year ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Administrator, Custodian, Fund Accountant, and Transfer Agent Fees

BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $63,796 and $61,854 for the years ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE paid U.S. Bank $19,486 and $57,601 for the year ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Distribution Fees

BDRY pays the Distributor an annual fee for statutory and wholesaling distribution services and related administrative services equal to the greater of $15,000 or 0.02% of the Fund’s average daily net assets, payable monthly. Pursuant to the Marketing Agent Agreement between the Sponsor, the Fund and the Distributor, the Distributor assists the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders. BDRY incurred $15,821 and $16,497 in distribution and related administrative services for the year ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor for wholesale support services at an annual rate of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. The Fund incurred $78,874 and $35,622 in wholesale support fees for the year ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE paid the Distributor $5,116 and $15,539 in distribution and related administrative services for the year ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE also paid the Sponsor $1,522 and $6,223 in wholesale support fees for the year ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Futures Commission Merchant Fees

BDRY pays brokerage commissions, including applicable exchange fees, NFA fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees, on an annual basis, to exceed 0.40% (excluding the impact on the Fund of creation and/or redemption activity) of the NAV of the Fund and for execution and clearing services to exceed $12 per lot on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of freight futures, Treasury Instruments or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $518,616 and $208,650 in brokerage commissions and fees for the year ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE incurred $1,424 and $4,961 in brokerage commissions and fees for the year ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Other Fees

The Fund is responsible for certain other expenses, including professional services (e.g., outside auditor’s fees and legal fees and expenses), shareholder Form K-1’s, tax return preparation, regulatory compliance, and other services provided by affiliated and non-affiliated service providers. The fees for Principal Financial Officer, Chief Compliance Officer, and regulatory reporting services provided to the Fund by the Sponsor each amount to $25,000 per annum.

Extraordinary fees

The Fund pays all of its extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount.

Form of Shares

Registered Form

Shares of the Fund are issued in registered form in accordance with the Trust Agreement for the Fund. U.S. Bank has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. U.S. Bank keeps a record of all limited partners and holders of the shares in certificated form in the registry (the “Register”). The Sponsor recognizes transfers of shares in certificated form only if done in accordance with the respective Trust Agreement for the Fund. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

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

In addition, in order to provide updated information relating to the Fund for use by investors and market professionals, an updated indicative fund value (“IFV”) is made available through on-line information services throughout the core trading hours of 9:30 a.m. E.T. to 4:00 p.m. E.T. on each trading day. The IFV is calculated by using the prior day’s closing NAV per share of the Fund as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the futures and/or options held by the Fund. Certain Freight Futures brokers provide real time pricing information to the general public either through their websites or through data vendors such as Bloomberg or Reuters. The IFV disseminated during NYSE Arca core trading hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day based upon the relevant end of day values of the Fund’s investments.

The IFV is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours. The customary trading hours of the Freight Futures trading are 3:00 a.m. E.T. to 12:00 p.m. E.T. This means that there is a gap in time at the beginning and/or the end of each day during which the Fund’s shares are traded on the NYSE Arca, but real-time trading prices for contracts are not available. During such gaps in time the IFV will be calculated based on the end of day price of such contracts from the Baltic Exchange immediately preceding the trading session. In addition, other investments held by the Fund will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor or broker-dealer quotes. These investments will not be included in the IFV.

The NYSE Arca disseminates the IFV through the facilities of CTA/CQ High Speed Lines. In addition, the IFV is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the IFV provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of the Fund’s shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of the Fund’s shares and the IFV. If the market price of the Fund’s shares diverges significantly from the IFV, market professionals will have an incentive to execute arbitrage trades. For example, if the Fund’s shares appear to be trading at a discount compared to the IFV, a market professional could the Fund’s shares on the NYSE Arca and take the opposite position in Freight Futures. Such arbitrage trades can tighten the tracking between the market price of the Fund’s shares and the IFV and thus can be beneficial to all market participants.

Creation and Redemption of Shares

The Fund creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Fund or the distribution by the Fund of the amount of cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of shares included in the baskets being created or redeemed determined as of 4:00 p.m. E.T. on the day the order to create or redeem baskets is properly received.

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

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent, and accepted by the Distributor, to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, the New York Stock Exchange or the Baltic Exchange is closed for regular trading. Purchase orders must be placed by 12:00 p.m. E.T. or the close of the NYSE Arca core trading session, whichever is earlier. The day on which a valid purchase order is received in accordance with the terms of the “Authorized Participant Agreement” is referred to as the purchase order date. Purchase orders are irrevocable. Prior to the delivery of baskets for a purchase order, the Authorized Participant will be charged a non-refundable transaction fee due for the purchase order.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement.

Determination of Required Payment

The Creation Basket Deposit for the Fund is the NAV of 25,000 shares on the purchase order date, but only if the required payment is timely received. To calculate the NAV, the Administrator will use the Baltic Exchange settlement price (typically determined after 2:00 p.m. E.T.) for the Freight Futures.

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

Delivery of Required Payment

An Authorized Participant who places a purchase order shall transfer to the Administrator the required amount of cash, by the end of the next business day following the purchase order date. Upon receipt of the deposit amount, the Administrator will direct DTC to credit the number of Creation Baskets ordered to the Authorized Participant’s DTC account on the next business day following the purchase order date.

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

Rejection of Purchase Orders

The Sponsor acting by itself or through the Distributor shall have the absolute right but no obligation to reject a purchase order or a Creation Basket Deposit if:

●	it determines that the purchase order or the Creation Basket Deposit is not in proper form;

●	the acceptance or receipt of the purchase order or Creation Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful; or

●	circumstances outside the control of the Sponsor, Distributor or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

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

Determination of Redemption Proceeds

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

Delivery of Redemption Proceeds

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

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca, or the Baltic Exchange is closed other than customary weekend or holiday closings, or trading on the NYSE Arca, or the Baltic Exchange, is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of the redemption distribution or redemption proceeds, as applicable, is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of the limited partners or shareholders. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Fund’s assets at an appropriate value to fund a redemption. If the Sponsor has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets or a suspension of trading by the exchange where the futures contracts are listed, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the Distributor, the Transfer Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

Secondary Market Transactions

As noted, the Fund creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Fund or the distribution by the Fund of the amount of cash, represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of shares included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

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

Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the futures contracts market. While the shares trade during regular trading hours on the NYSE Arca until 4:00 p.m. E.T., liquidity in the market for Freight Futures, may be reduced after the close of the Freight Futures market at approximately 12:00 p.m. E.T. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

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

All proceeds from the sale of Creation Baskets will be invested as quickly as practicable in the investments described in the prospectus. BDRY’s cash and investments are held through the Custodian, in accounts with BDRY’s commodity futures brokers or in demand deposits with highly-rated financial institutions. There is no stated maximum time period for BDRY’s operations and BDRY will continue its operations until all shares are redeemed or BDRY is liquidated pursuant to the terms of BDRY’s Trust Agreement.

There is no specified limit on the maximum number of Creation Baskets that can be sold, although the Fund may not sell shares in Creation Baskets if such shares have not been registered with the SEC under an effective registration statement.

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

Management believes that as of June 30, 2021, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

SEC Reports

The Fund makes available, free of charge, on its website (www.drybulketf.com.), its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC though its website at: www.sec.gov.

CFTC Reports

The Trust also makes available, on its website, its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings

Although the Fund may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, the Fund is currently a party to any pending material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of BDRY have traded on the NYSE Arca under the symbol “BDRY” since March 22, 2018.

As of June 30, 2021, BDRY had approximately 7,673 holders of its shares.

Dividends

The Fund has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

The Fund does not purchase shares directly from its shareholders.

Authorized Participant redemption activity for the Fund during the period from April 1, 2021 through June 30, 2021 and the period from April 1, 2020 through June 30, 2020 was as follows:

BDRY
Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from April 1, 2021 through June 30, 2021	1,675,000	$13.52
Period from April 1, 2020 through June 30, 2020	200,000	$7.63

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

Overview

The Trust is a Delaware statutory trust formed on July 23, 2014. The Trust is a series trust currently consisting of one publicly listed series: Breakwave Dry Bulk Shipping ETF (“BDRY” or the “Fund”). The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Trust and the Fund operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

On March 9, 2018, the initial Form S-1 for BDRY was declared effective by the SEC. On March 21, 2018, two Creation Baskets were issued for the Fund, representing 100,000 shares and $2,500,000. The Fund began trading on the New York Stock Exchange (“NYSE”) Arca on March 22, 2018.

The Fund is designed and managed to track the performance of a portfolio (a “Benchmark Portfolio”) consisting of futures contracts (the “Benchmark Component Instruments”).

Results of Operations

BDRY commenced investment operations on March 22, 2018 at $25.00 per Share. The Shares have been trading on the NYSE Arca since March 22, 2018 under the symbol “BDRY.”

The Fund seeks to track the daily return of the Benchmark Portfolio, over time, plus the excess, if any, of the Fund’s interest income from its holdings over the expenses of the Fund.

The following graphs illustrate changes in (i) the price of the Fund’s Shares (reflected, as applicable, by the graphs “Comparison of Per Share BDRY NAV to BDRY Market Value for the Three Months Ended June 30, 2021 and 2020” and “Comparison of Per Share BDRY NAV to BDRY Market Value for the Year Ended June 30, 2021 and 2020 and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of BDRY NAV to Benchmark Index for the Three Months Ended June 30, 2021 and 2020” and “Comparison of BDRY NAV to Benchmark Index for the Year Ended June 30, 2021 and 2020”).

The Benchmark Portfolio is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. The performance of the Fund involves friction, in that fees and expenses impose a drag on performance.

Breakwave Dry Bulk Shipping ETF

During the year ended June 30, 2021, dry bulk spot rates increased substantially, with the benchmark Baltic Dry Index reaching 10-year highs towards the end of the period. A surge in demand for commodity transportation resulting from the partial reopening of global economies combined with considerable vessel delays and inefficiencies due to the ongoing COVID-19 pandemic were the main reasons for such a strong performance.

Freight rates enjoyed a strong summer and autumn of 2020 due to strong transportation demand for most bulk commodities, initially from China and later from other regions as well, reflecting strong industrial demand, increased manufacturing activity and some inventory rebuilding following the slow economic activity during the COVID-19 lockdown periods. In early 2021, considerable port delays due to COVID-19 crew screening procedures tightened the availability of vessels causing port congestion around the globe, thus leading to one of the strongest starts of the year in at least 10 years. As the first half of the year came to an end, freight rates across the dry bulk spectrum remained strong as economic activity accelerated.

An ongoing economic recovery and considerable stimulus efforts and infrastructure spending by the major economies around the globe because of COVID-19 should continue to benefit the shipping markets, which was also evident by strong realized freight rates during the summer of 2021. Although the global economic recovery seems strong, it is also highly fragile as the persistence of the COVID-19 virus remains a major risk globally. If the global economy remains on the path of growth, then shipping should benefit as trade flows should continue to increase. In addition, the upcoming shipping regulations related to reduction efforts in greenhouse gas emissions, could potentially lead to a reduction in the average fleet speed, further tightening the dry bulk supply and demand balance and thus supporting strong freight rates for longer.

Differences in the benchmark return and BDRY net asset value per share are due primarily to the following factors:

●	Benchmark portfolio uses settlement prices of freight futures vs. BDRY closing share price for BDRY.

●	Benchmark portfolio roll methodology assumes rolls that happen evenly at fractions of lots vs. BDRY that transacts at real minimum lot size available pursuant to market practice (5 lots minimum)

●	Benchmark portfolio assumes rolls that are happening at daily settlement prices vs. BDRY that transacts at prevailing prices during the day that might or might not be equal to settlement prices.

●	Benchmark portfolio assumes no trading commissions vs. BDRY that pays 10bps of nominal value in commissions per transaction.

●	Benchmark portfolio assumes no clearing fees vs BDRY that pays approximately $12 per lot in clearing fees per transaction.

●	Benchmark portfolio assumes no management fees vs. BDRY fee structure.

●	Creations and redemptions that lead to transactions in the freight futures market might occur at prices that might be different versus the settlement prices of that day.

There are no known competitors. BDRY is the only freight futures ETF globally.

COMPARISON OF PER SHARE BDRY NAV TO BDRY MARKET VALUE
FOR THE THREE MONTHS ENDED JUNE 30, 2021
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
03/31/2021
04/07/2021
04/14/2021
04/21/2021
04/28/2021
05/05/2021
05/12/2021
05/19/2021
05/26/2021
06/02/2021
06/09/2021
06/16/2021
06/23/2021
06/30/2021
NAV
Market Value

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended June 30, 2021.

$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
06/30/2020
07/31/2020
08/31/2020
09/30/2020
10/31/2020
11/30/2020
12/31/2020
01/31/2021
02/28/2021
03/31/2021
04/30/2021
05/31/2021
06/30/2021
NAV
Market Value

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the year ended June 30, 2021.

COMPARISON OF PER SHARE BDRY NAV TO BDRY MARKET VALUE
FOR THE THREE MONTHS ENDED JUNE 30, 2020
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
03/31/2020
04/07/2020
04/14/2020
04/21/2020
04/28/2020
05/05/2020
05/12/2020
05/19/2020
05/26/2020
06/02/2020
06/09/2020
06/16/2020
06/23/2020
06/30/2020
NAV
Market Value

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended June 30, 2020.

COMPARISON OF PER SHARE BDRY NAV TO BDRY MARKET VALUE
FOR THE YEAR ENDED JUNE 30, 2020
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
06/28/2019
07/28/2019
08/28/2019
09/28/2019
10/28/2019
11/28/2019
12/28/2019
01/28/2020
02/28/2020
03/28/2020
04/28/2020
05/28/2020
06/28/2020
NAV
Market Value

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the year ended June 30, 2020.

COMPARISON OF PER SHARE BDRY NAV TO BDRY BENCHMARK PORTFOLIO
FOR THE THREE MONTHS ENDED JUNE 30, 2021 (BASE=100)
200
180
160
140
120
100
80
03/31/2021
04/07/2021
04/14/2021
04/21/2021
04/28/2021
05/05/2021
05/12/2021
05/19/2021
05/26/2021
06/02/2021
06/09/2021
06/16/2021
06/23/2021
06/30/2021
NAV
Benchmark Portfolio

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the three months ended June 30, 2021. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

COMPARISON OF PER SHARE BDRY NAV TO BDRY BENCHMARK PORTFOLIO FOR THE YEAR ENDED JUNE 30, 2021 (BASE=100)
500
450
400
350
300
250
200
150
100
50
0
06/30/2020
07/31/2020
08/31/2020
09/30/2020
10/31/2020
11/30/2020
12/31/2020
01/31/2021
02/28/2021
03/31/2021
04/30/2021
05/31/2021
06/30/2021
NAV
Benchmark Portfolio

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the year ended June 30, 2021. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

COMPARISON OF PER SHARE BDRY NAV TO BDRY BENCHMARK PORTFOLIO
FOR THE THREE MONTHS ENDED JUNE 30, 2020 (BASE=100)
130
120
110
100
90
80
70
60
50
03/31/2020
04/07/2020
04/14/2020
04/21/2020
04/28/2020
05/05/2020
05/12/2020
05/19/2020
05/26/2020
06/02/2020
06/09/2020
06/16/2020
06/23/2020
06/30/2020
NAV
Benchmark Portfolio

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

COMPARISON OF PER SHARE BDRY NAV TO BDRY BENCHMARK PORTFOLIO FOR THE YEAR ENDED JUNE 30, 2020 (BASE=100)
200
180
160
140
120
100
80
60
40
20
0
06/28/2019
07/28/2019
08/28/2019
09/28/2019
10/28/2019
11/28/2019
12/28/2019
01/28/2020
02/28/2020
03/28/2020
04/28/2020
05/28/2020
06/28/2020
NAV
Benchmark Portfolio

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

FOR THE YEAR ENDED JUNE 30, 2021

Fund Share Price Performance

During the year ended June 30, 2021, the NYSE Arca market value of each share increased (+297.16%) from $7.39 per share, representing the closing price on June 30, 2020, to $29.35 per share, representing the closing price on June 30, 2021. The share price high and low for the year ended June 30, 2021 and related change from the closing share price on June 30, 2020 was as follows: shares traded from a high of $30.20 per share (+308.66%) on June 16, 2021 to a low of $6.10 per share (-17.46%) on December 3, 2020.

Fund Share Net Asset Value Performance

For the year ended June 30, 2021, the net asset value of each share increased (+275.06%) from $7.70 per share to $28.88 per share. Net gains in the futures contracts more than offset Fund expenses resulting in the overall increase in the NAV per share during the year ended June 30, 2021.

Net income for the year ended June 30, 2021, was $59,411,309, resulting from net realized gains on investments and futures contracts of $48,115,213, net unrealized gains on investments and futures contracts of $13,142,015, and the net investment loss of $1,845,919.

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

Fund Share Net Asset Value Performance

For the year ended June 30, 2020, the net asset value of each share decreased (-41.89%) from $13.25 per share to $7.70 per share. Net gains in the futures contracts, the impact of the timing of Fund share purchases in the fourth quarter of the year, and Fund expenses resulted in the overall decrease in the NAV per share during the year ended June 30, 2020.

Net income for the year ended June 30, 2020, was $6,159,382, resulting from net realized losses on investments and futures contracts of $1,565,921, net unrealized gains on investments and futures contracts of $8,190,140, and the net investment loss of $464,837.

FOR THE THREE MONTHS ENDED JUNE 30, 2021

Fund Share Price Performance

During the three months ended June 30, 2021, the NYSE Arca market value of each Share increased (+73.46%) from $16.92 per Share, representing the closing price on March 31, 2021, to $29.35 per Share, representing the closing price on June 30, 2021. The Share price high and low for the three months ended June 30, 2021 and related change from the closing Share price on March 31, 2021 was as follows: Shares traded from a high of $30.20 per Share (+78.49%) on June 16, 2021 to a low of $15.57 per Share (-7.98%) on April 8, 2021.

Fund Share Net Asset Performance

For the three months ended June 30, 2021, the net asset value of each Share increased (+71.80%) from $16.81 per Share to $28.88 per Share. For the three months ended June 30, 2021, gains in the investments and futures contracts more than offset Fund expenses resulting in the overall increase in the NAV per Share during the period.

Net income for the three months ended June 30, 2021, was $35,792,177, resulting from net realized gains on investments and futures contracts of $17,448,886, net unrealized gains on investments and futures contracts of $19,147,460, and the net investment loss of $804,169.

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

Credit Risk

When the Fund enters into Benchmark Component Instruments, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the Benchmark Component Instruments traded on or cleared by the futures exchanges is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to the Fund.

The Sponsor will attempt to minimize certain of these market and credit risks by normally:

●	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

●	limiting the outstanding amounts due from counterparties of the Fund;

●	not posting margin directly with a counterparty; and

●	limiting the amount of margin or premium posted at the FCM.

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

Liquidity and Capital Resources

The Fund does not anticipate making use of borrowings or other lines of credit to meet its obligations. The Fund meets its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the cash, and cash equivalents that it holds. The Fund’s liquidity needs include: redeeming its shares, providing margin deposits for existing Benchmark Component Instruments, the purchase of additional Benchmark Component Instruments, and paying expenses.

The Fund generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, and cash equivalents. Generally, all of the net assets of the Fund are allocated to trading in Benchmark Component Instruments. Most of the assets of the Fund are held in Freight futures, cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Fund is paid to the Fund. Due to the economic uncertainty due to the impact of the COVID-19 pandemic, the Fund has experienced a significant decrease in interest rates, and as such the Fund has experienced a higher breakeven year over year.

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

Off Balance Sheet Financing

As of June 30, 2021, neither the Trust nor the Fund have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

Redemption Basket Obligation

Other than as necessary to meet the investment objective of the Fund and pay the contractual obligations described below, the Fund will require liquidity to redeem Redemption Baskets. The Fund intends to satisfy this obligation through the transfer of cash of the Fund (generated, if necessary, through the sale of Freight Futures) in an amount proportionate to the number of Shares being redeemed.

Contractual Obligations

The primary contractual obligations of the Fund will be with the Sponsor and certain other service providers.

The original registration statement on Form S-1 registered 10,000,000 common Shares of BDRY and was declared effective March 9, 2018. While the Sponsor agreed to pay registration fees to the SEC and any other regulatory agency in connection with the initial offer and sale of the Shares offered through the Fund’s prospectus, the legal, printing, accounting and other expenses associated with such registration, and the initial fee for listing the Shares on the NYSE Arca, the Fund will be responsible for any registration fees and related expenses incurred in connection with any future offer and sale of Shares of the Fund.

During March 2021, the Sponsor undertook to register an additional 5,000,000 Shares of BDRY. The expense associated with the additional registration of Shares of $28,997 was recorded as a deferred charge as of April 1, 2021 and is being amortized over twelve months on a straight-line basis.

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

Breakwave has agreed to waive its license and services fee and the Sponsor has agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Breakwave, respectively, through September 30, 2022. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The Fund currently accrues its daily expenses based on accrued expense amounts established and monitored by the Sponsor, subject to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $800,710 and $344,625, of which $-0- and $19,366 was waived by Breakwave for the three months ended June 30, 2021 and 2020, respectively. No absorption of expenses was required by the Sponsor for the three months ended June 30, 2021 and 2020.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplemental Data.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

June 30, 2021

		ETF
	BREAKWAVE DRY BULK	MANAGERS GROUP
	SHIPPING ETF	COMMODITY TRUST I
Assets
Investment in securities, at fair value (cost $42,654,058)	$42,654,058	$42,654,058
Segregated cash held by broker	50,040,588	50,040,588
Receivable on open futures contracts	21,723,570	21,723,570
Prepaid expenses	24,071	24,071
Interest receivable	443	443
Total assets	114,442,730	114,442,730
Liabilities
Due to Sponsor	235,071	235,071
Other accrued expenses	130,507	130,507
Total liabilities	365,578	365,578

Net Assets	$114,077,152	$114,077,152

Shares outstanding (unlimited authorized)	3,950,040
Net asset value per share	$28.88
Market value per share	$29.35

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

June 30, 2020

	BREAKWAVE DRY BULK
	SHIPPING ETF	SIT RISING RATE ETF	COMBINED
Assets
Investment in securities, at fair value (cost $7,986,862 and $4,879,769, respectively)	$7,986,862	$4,879,769	$12,866,631
Interest receivable	545	-	545
Receivable on open futures contracts	8,581,555	-	8,581,555
Segregated cash held by broker	28,020,391	201,883	28,222,274
Total assets	44,589,353	5,081,652	49,671,005
Liabilities
Options written, at fair value (premiums received $-0- and $3,204, respectively)	-	4,148	4,148
Payable on open futures contracts	-	5,144	5,144
Payable for Fund shares redeemed	192,533	-	192,533
Due to Sponsor	84,280	4,179	88,459
Other accrued expenses	37,053	-	37,053
Total liabilities	313,866	13,471	327,337

Net Assets	$44,275,487	$5,068,181	$49,343,668

Shares outstanding (unlimited authorized)	5,750,040	250,040
Net asset value per share	$7.70	$20.27
Market value per share	$7.39	$20.26

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Schedule of Investments
June 30, 2021

		ETF
	BREAKWAVE DRY BULK	MANAGERS GROUP
	SHIPPING ETF	COMMODITY TRUST I*

MONEY MARKET FUNDS - 37.4%
First American US Treasury Obligations Fund, Class X, 0.01% (a) (42,654,058 shares)	$42,654,058	$42,654,058
TOTAL MONEY MARKET FUNDS (Cost $42,654,058)	42,654,058	42,654,058

Total Investments (Cost $42,654,058) - 37.4%	42,654,058	42,654,058
Other Assets in Excess of Liabilities - 62.6% (b)	71,423,094	71,423,094

TOTAL NET ASSETS - 100.0%	$114,077,152	$114,077,152

(a) Annualized seven-day yield as of June 30, 2021.

(b) $50,040,588 of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	ETF MANAGERS GROUP
Futures Contracts	Appreciation/	COMMODITY
June 30, 2021	(Depreciation)	TRUST I*

Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 30, 2021 (Underlying Face Amount at Market Value - $16,372,965 (435 contracts)	$4,928,465	$4,928,465
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 27, 2021 (Underlying Face Amount at Market Value - $16,231,590) (435 contracts)	4,827,090	4,827,090
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 24, 2021 (Underlying Face Amount at Market Value - $15,374,205) (435 contracts)	3,969,705	3,969,705
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 30, 2021 (Underlying Face Amount at Market Value - $3,621,450) (105 contracts)	1,023,535	1,023,535
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 27, 2021 (Underlying Face Amount at Market Value - $3,683,610) (105 contracts)	1,091,125	1,091,125
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 24, 2021 (Underlying Face Amount at Market Value - $3,427,200) (105 contracts)	830,410	830,410
Baltic Capesize Time Charter Expiring July 30, 2021 (Underlying Face Amount at Market Value - $15,947,020) (445 contracts)	612,895	612,895
Baltic Capesize Time Charter Expiring August 27, 2021 (Underlying Face Amount at Market Value - $17,744,375) (445 contracts)	2,375,750	2,375,750
Baltic Capesize Time Charter Expiring September 24, 2021(Underlying Face Amount at Market Value - $17,442,220) (445 contracts)	2,064,595	2,064,595

	$21,723,570	$21,723,570

*	SIT Rising Rate ETF, which had been a series of the Trust, liquidated as of November 18, 2020.

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Schedule of Investments
June 30, 2020

	BREAKWAVE DRY BULK
	SHIPPING ETF	SIT RISING RATE ETF	COMBINED

PURCHASED PUT OPTIONS - 0.0% and 0.3%, respectively
US Treasury 10 Year Note, Strike Price $139.50 Expiring 08/21/20 (15 contracts)	$-	$14,296	$14,296
TOTAL PURCHASED PUT OPTIONS (Cost $22,316)	-	14,296	14,296

SHORT-TERM INVESTMENTS - 0.0% and 95.7%, respectively
US TREASURY BILLS - 0.0% and 95.7%, respectively United States Treasury Bills 0.1200%, 07/23/2020 ($4,850,000 principal amount) (a)	-	4,849,667	4,849,667
TOTAL US TREASURY BILLS (Cost $4,845,544)	-	4,849,667	4,849,667

MONEY MARKET FUNDS - 18.0% and 0.02%, respectively
First American US Treasury Money Market Fund, Class Z, 0.04% (b) (15,806 shares)	-	15,806	15,806
First American US Treasury Obligations Fund, Class X, 0.08% (b) (7,986,862 shares)	7,986,862	-	7,986,862
TOTAL MONEY MARKET FUNDS (Cost $7,986,862 and $15,806, respectively)	7,986,862	15,806	8,002,668

Total Investments (Cost $7,986,862 and $4,883,666, respectively) - 18.0% and 96.3%, respectively	7,986,862	4,879,769	12,866,631
Other Assets in Excess of Liabilities - 82.0% and 3.7%, respectively (a)	36,288,625	188,412	36,477,037
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$44,275,487	$5,068,181	$49,343,668

(a)	$27,827,859 and $4,849,667, respectively, of cash is pledged as collateral for futures contracts and written options.

(b)	Annualized seven-day yield as of June 30, 2020.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	Unrealized
Futures Contracts	Appreciation/	Appreciation/	Appreciation/
June 30, 2020	(Depreciation)	(Depreciation)	(Depreciation)

Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 31, 2020 (Underlying Face Amount at Market Value - $3,799,600) (350 contracts)	$556,225	$-	$556,225
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 28, 2020 (Underlying Face Amount at Market Value - $3,768,100) (350 contracts)	512,475	-	512,475
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 25, 2020 (Underlying Face Amount at Market Value - $3,753,750) (350 contracts)	492,625	-	492,625
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 31, 2020 (Underlying Face Amount at Market Value - $1,536,480) (180 contracts)	(5,020)	-	(5,020)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 28, 2020 (Underlying Face Amount at Market Value - $1,746,000) (180 contracts)	199,250	-	199,250
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 25, 2020 (Underlying Face Amount at Market Value - $1,769,220) (180 contracts)	222,470	-	222,470
Baltic Capesize Time Charter Expiring July 31, 2020 (Underlying Face Amount at Market Value - $9,431,220) (380 contracts)	3,644,720	-	3,644,720
Baltic Capesize Time Charter Expiring August 28, 2020 (Underlying Face Amount at Market Value - $8,851,050) (450 contracts)	1,977,550	-	1,977,550
Baltic Capesize Time Charter Expiring September 25, 2020 (Underlying Face Amount at Market Value - $9,041,760) (520 contracts)	981,260	-	981,260

	$8,581,555	$-	$8,581,555

SIT RISING RATE ETF Written Call Option Contracts June 30, 2020

US 5 Year Note, Strike Price $125.50 Expiring 08/21/2020 (9 contracts) (Premiums received $3,204)	$-	$(4,148)	$(4,148)

SIT RISING RATE ETF Short Futures Contracts June 30, 2020

US Treasury 5 Year Note Expiring September 2020 (Underlying Face Amount at Market Value - $4,652,461) (37 contracts)	$-	$(5,899)	$(5,899)
US Treasury 2 Year Note Expiring September 2020 (Underlying Face Amount at Market Value - $10,158,094) (46 contracts)	-	755	755
	$-	$(5,144)	$(5,144)

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Year Ended Ended June 30, 2021

	BREAKWAVE DRY BULK
	SHIPPING ETF	SIT RISING RATE ETF*	COMBINED
Investment Income
Interest	$3,049	$5,608	$8,657

Expenses
Sponsor fee	130,137	25,068	155,205
CTA fee	650,987	3,042	654,029
Audit fees	77,101	46,757	123,858
Tax preparation fees	83,780	17,180	100,960
Tax State Filing fees	51,980	-	51,980
Admin/accounting/custodian/transfer agent fees	63,796	19,486	83,282
Legal fees	64,910	21,700	86,610
Chief Compliance Officer fees	24,999	8,356	33,355
Principal Financial Officer fees	24,999	13,356	38,355
Regulatory reporting fees	24,999	8,356	33,355
Brokerage commissions	518,616	1,424	520,040
Distribution fees	15,707	5,116	20,823
Insurance expense	15,001	5,014	20,015
Listing & calculation agent fees	9,575	4,880	14,455
Other expenses	28,405	3,749	32,154
Website Support and Marketing Materials	11,302	5,014	16,316
Printing and postage	7,912	3,539	11,451
Wholesale support fees	78,874	1,522	80,396
Amortization of Offering expenses	4,926	-	4,926
Interest expense	146	220	366
Total Expenses	1,888,152	193,779	2,081,931
Less: Waiver of CTA fee	(39,184)	-	(39,184)
Less: Expenses absorbed by Sponsor	-	(136,902)	(136,902)
Net Expenses	1,848,968	56,877	1,905,845
Net Investment Income (Loss)	(1,845,919)	(51,269)	(1,897,188)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	48,115,213	(29,138)	48,086,075

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	13,142,015	10,459	13,152,474
Net realized and unrealized gain (loss)	61,257,228	(18,679)	61,238,549
Net income (loss)	$59,411,309	$(69,948)	$59,341,361

*	Period from July 1, 2020 to October 30, 2020 - Sit Rising Rate ETF liquidated as of November 18, 2020.

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Year Ended June 30, 2020

	BREAKWAVE DRY BULK
	SHIPPING ETF	SIT RISING RATE ETF	COMBINED
Investment Income
Interest	$37,273	$114,292	$151,565

Expenses
Sponsor fee	124,997	74,999	199,996
CTA fee	128,338	12,445	140,783
Audit fees	47,500	77,102	124,602
Tax preparation fees	49,999	49,999	99,998
Admin/accounting/custodian/transfer agent fees	61,854	57,601	119,455
Legal fees	44,999	34,997	79,996
Printing and postage expenses	10,602	10,499	21,101
Chief Compliance Officer fees	24,996	24,969	49,965
Principal Financial Officer fees	24,996	24,969	49,965
Regulatory reporting fees	24,996	24,969	49,965
Brokerage commissions	208,650	4,961	213,611
Distribution fees	15,821	15,539	31,360
Insurance expense	14,999	14,999	29,998
Listing & calculation agent fees	12,599	12,599	25,198
Other expenses	16,752	9,361	26,113
Wholesale support fees	35,622	6,223	41,845
Interest expense	9	229	238
Total Expenses	847,729	456,460	1,304,189
Less: Waiver of CTA fee	(60,769)	-	(60,769)
Less: Expenses absorbed by Sponsor	(284,850)	(389,041)	(673,891)
Net Expenses	502,110	67,419	569,529
Net Investment Income (Loss)	(464,837)	46,873	(417,964)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	(1,565,921)	(903,915)	(2,469,836)

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	8,190,140	336,740	8,526,880
Net realized and unrealized gain (loss)	6,624,219	(567,175)	6,057,044
Net income (loss)	$6,159,382	$(520,302)	$5,639,080

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Year Ended June 30, 2021

	BREAKWAVE DRY BULK
	SHIPPING ETF	SIT RISING RATE ETF*	COMBINED

Net Assets at Beginning of Year	$44,275,487	$5,068,181	$49,343,668

Increase (decrease) in Net Assets from share transactions
Addition of 4,450,000 and -0- shares, respectively	95,774,278	-	95,774,278
Redemption of 6,250,000 and 250,040 shares, respectively	(85,383,922)	(4,998,233)	(90,382,155)
Net Increase (decrease) in Net Assets from share transactions	10,390,356	(4,998,233)	5,392,123

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(1,845,919)	(51,269)	(1,897,188)
Net realized gain (loss)	48,115,213	(29,138)	48,086,075
Change in net unrealized gain (loss)	13,142,015	10,459	13,152,474

Net increase (decrease) in Net Assets from operations	59,411,309	(69,948)	59,341,361

Net Assets at End of Year	$114,077,152	$-	$114,077,152

*	Period from July 1, 2020 to October 30, 2020 - Sit Rising Rate ETF liquidated as of November 18, 2020.

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Year Ended June 30, 2020

	BREAKWAVE DRY BULK
	SHIPPING ETF	SIT RISING RATE ETF	COMBINED

Net Assets at Beginning of Year	$4,308,262	$11,920,149	$16,228,411

Increase (decrease) in Net Assets from share transactions
Addition of 5,950,000 and -0- shares, respectively	40,151,470	-	40,151,470
Redemption of 500,000 and 275,000 shares, respectively	(6,343,627)	(6,331,666)	(12,675,293)
Net Increase (decrease) in Net Assets from share transactions	33,807,843	(6,331,666)	27,476,177

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(464,837)	46,873	(417,964)
Net realized gain (loss)	(1,565,921)	(903,915)	(2,469,836)
Change in net unrealized gain (loss)	8,190,140	336,740	8,526,880

Net increase (decrease) in Net Assets from operations	6,159,382	(520,302)	5,639,080

Net Assets at End of Year	$44,275,487	$5,068,181	$49,343,668

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Year Ended June 30, 2021

	BREAKWAVE DRY BULK
	SHIPPING ETF	SIT RISING RATE ETF*	COMBINED

Cash flows provided by/used in operating activities
Net income (loss)	$59,411,309	$(69,948)	$59,341,361
Adjustments to reconcile net income (loss) to net cash
provided by/used in operating activities:
Net realized gain (loss) on investments	(48,115,213)	29,138	(48,086,075)
Change in net unrealized gain (loss) on investments	(13,142,015)	(10,459)	(13,152,474)
Change in operating assets and liabilities:			-
Sale (Purchase) of investments - net	26,590,032	4,861,090	31,451,122
Decrease in interest receivable	102	-	102
Increase in receivable on open futures contracts	(13,142,015)	-	(13,142,015)
Increase in prepaid expenses	(24,071)	-	(24,071)
Decrease in payable for Fund shares redeemed	(192,533)	-	(192,533)
Decrease in options written, at fair value	-	(4,148)	(4,148)
Decrease in payable on open futures contracts	-	(5,144)	(5,144)
Increase (decrease) in due to Sponsor	150,791	(4,179)	146,612
Increase in other accrued expenses	93,454	-	93,454

Net cash used in operating activities	11,629,841	4,796,350	16,426,191
Cash flows from financing activities
Proceeds from sale of shares	95,774,278	-	95,774,278
Paid on redemption of shares	(85,383,922)	(4,998,233)	(90,382,155)
Net cash provided by/used in financing activities	10,390,356	(4,998,233)	5,392,123
Net increase (decrease) in cash and restricted cash	22,020,197	(201,883)	21,818,314
Cash and restricted cash, beginning of year	28,020,391	201,883	28,222,274
Cash and restricted cash, end of year	$50,040,588	$-	$50,040,588

The following table provides a reconciliation of cash and restricted cash reported within the Combined Statement of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statement of cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	50,040,588	-	50,040,588
Total cash and restricted cash as shown on the statement of cash flows.	$50,040,588	$-	$50,040,588

*	Period from July 1, 2020 to October 30, 2020 - Sit Rising Rate ETF liquidated as of November 18, 2020.

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Year Ended June 30, 2020

	BREAKWAVE DRY BULK
	SHIPPING ETF	SIT RISING RATE ETF	COMBINED

Cash flows provided by/used in operating activities
Net income (loss)	$6,159,382	$(520,302)	$5,639,080
Adjustments to reconcile net income (loss) to net cash
provided by/used in operating activities:
Net realized loss (gain) on investments	1,565,921	903,915	2,469,836
Change in net unrealized loss (gain) on investments	(8,190,140)	(336,740)	(8,526,880)
Change in operating assets and liabilities:			-
Sale (Purchase) of investments - net	(267,018)	6,462,953	6,195,935
Decrease in interest receivable	5,276	436	5,712
Decrease (increase) in receivable on open futures contracts	(8,190,140)	-	(8,190,140)
Increase in payable for Fund shares redeemed	192,533	-	192,533
Decrease in options written, at fair value	-	(15,188)	(15,188)
Increase in payable on open futures contracts	-	(321,313)	(321,313)
Increase (decrease) in due to Sponsor	72,581	(5,672)	66,909
Increase in other accrued expenses	32,587	-	32,587

Net cash used in operating activities	(8,619,018)	6,168,089	(2,450,929)
Cash flows from financing activities
Proceeds from sale of shares	40,151,470	-	40,151,470
Paid on redemption of shares	(6,343,627)	(6,331,666)	(12,675,293)
Net cash provided by/used in financing activities	33,807,843	(6,331,666)	27,476,177
Net increase (decrease) in cash and restricted cash	25,188,825	(163,577)	25,025,248
Cash and restricted cash, beginning of year	2,831,566	365,460	3,197,026
Cash and restricted cash, end of year	$28,020,391	$201,883	$28,222,274

The following table provides a reconciliation of cash and restricted cash reported within the Combined Statement of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statement of cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	28,020,391	201,883	28,222,274
Total cash and restricted cash as shown on the statement of cash flows.	$28,020,391	$201,883	$28,222,274

See accompanying notes to combined financial statements.

ETF Managers Group Commodity Trust I

Notes to Combined Financial Statements

June 30, 2021 and 2020

(1) Organization

ETF Managers Group Commodity Trust I (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently consists of one separate series. BREAKWAVE DRY BULK SHIPPING ETF (“BDRY,” the “Fund”), is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on NYSE Arca. As described below, SIT RISING RATE ETF (“RISE”) also operated as a series of the Trust, but was closed and liquidated prior to June 30, 2021. The Fund is managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Trading Association (“NFA”). Breakwave Advisors, LLC (“Breakwave”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as BDRY’s commodity trading advisor.

RISE Closure and Liquidation

On October 16, 2020, the Sponsor announced that it would close and liquidate RISE because of the then current market conditions and the Fund’s asset size. The last day the liquidated fund accepted creation orders was on October 30, 2020. Trading in RISE was suspended after the close of the NYSE Arca on October 30, 2020. Proceeds of the liquidation were sent to shareholders on November 18, 2020 (the “Distribution Date”). From October 30, 2020 through the distribution date, shares of RISE did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in RISE on the Distribution Date automatically had their shares redeemed for cash at the current net asset value on November 18, 2020.

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

When establishing positions in Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BDRY’s FCM, ED & F Man Capital Markets, Inc. On a daily basis, BDRY is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with the FCM may be held at BDRY’s custodian or remain with the FCM in cash or cash equivalents, as discussed below.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying combined financial statements of the Fund have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The Fund qualifies as an investment company for financial reporting purposes under Topic 946 of the Accounting Standard Codification of U.S. GAAP.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the years ended June 30, 2021 and June 30, 2020 was at 4:00 p.m. Eastern Time on June 30, 2021 and June 30, 2020, respectively. RISE was liquidated on November 18, 2020 at its final net asset value as of that date.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the years ended June 30, 2021 and June 30, 2020.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at June 30, 2021 and 2020.

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

The following tables summarize BDRY’s valuation of investments at June 30, 2021 and June 30, 2020 using the fair value hierarchy:

	June 30, 2021
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$42,654,058	a	$21,723,570	b	$64,377,628

a – Included in Investments in securities in the Statements of Assets and Liabilities.

b – Included in Receivable on open futures contracts in the Statements of Assets and Liabilities.

	June 30, 2020
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$7,986,862	a	$8,581,555	b	$16,568,417

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the years ended June 30, 2021 and 2020, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes RISE’s valuation of investments at June 30, 2020 using the fair value hierarchy:

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

Management of the Fund has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at June 30, 2021 and June 30, 2020. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Fund’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at June 30, 2021 and at June 30, 2020, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

Following is a description of the derivative instruments used by the Fund during the reporting period, including the primary underlying risk exposures.

(c) Futures Contracts

The Fund enters into futures contracts to gain exposure to changes in the value of the Benchmark Portfolio. A futures contract obligates the seller to deliver (and the purchaser to accept) the future cash settlement of a specified quantity and type of a freight futures or treasury futures contract at a specified time and place. The contractual obligations of a buyer or seller of a treasury futures contract may generally be satisfied by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

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

Futures contracts involve, to varying degrees, elements of market risk (specifically freight futures or treasury price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure the Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts include imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal counterparty risk to the Fund since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2021

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Unrealized Gain		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$21,723,570	*	-	-

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2020

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Unrealized Gain		Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$8,581,555	*	-	-

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2021

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on futures and options contracts and/or Change in unrealized gain (loss) on futures and options contracts	$48,115,213	$13,142,015

The futures and options contracts open at June 30, 2021 are indicative of the activity for the year ended June 30, 2021.

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

BDRY pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $125,000. BDRY also pays an annual fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BDRY such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BDRY’s average daily net assets through September 30, 2022 (the “BDRY Expense Cap”. The assumption of expenses by the Sponsor and waiver of BDRY’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $39,184 and $60,769 for the years ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

BDRY (and, prior to its liquidation, RISE) currently accrues its daily expenses up to the Expense Cap, or, if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund in excess of the Fund’s Expense Cap, which in the case of RISE, aggregated $136,902 and $389,041 for the years ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations. In the case of BDRY, expenses absorbed by the Sponsor aggregated $-0- and $284,850 for the years ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

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

BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $63,796 and $61,854 for the years ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation RISE paid U.S. Bank $19,486 and $57,601 for the years ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

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

BDRY incurred $15,707 and $15,821 in distribution and related administrative services for the years ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE incurred $5,116 and $15,539 in distribution and related administrative services for the years ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

Prior to its liquidation, RISE also paid the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly.

BDRY incurred $78,874 and $35,622 in wholesale support fees for the years ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE incurred $1,522 and $6,223 in wholesale support fees for the years ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

(d) The Commodity Broker

ED & F Man Capital Inc., a Delaware limited liability company, serves as BDRY’s clearing broker , (the “Commodity Broker”). In its capacity as clearing broker, the Commodity Broker executes and clear the Fund’s futures transactions and perform certain administrative services for the Fund.

The Fund pays brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% (excluding the impact on the Fund of creation and/or redemption activity) for BDRY, of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $518,616 and $208,650 in brokerage commissions and fees for the years ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE incurred $1,424 and $4,961 in brokerage commissions and fees for the years ended June 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for the Fund, Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for the Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $3,122 and $2,500, respectively, in trustee fees for years ended June 30, 2021 and 2020, which is included in Other Expenses in the Combined Statements of Operations.

Prior to its liquidation, RISE incurred $1,878 and $2,500 in trustee fees, respectively, for years ended June 30, 2021 and 2020, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $1,888,152 and $847,729, respectively, during the years ended June 30, 2021 and 2020 in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $39,184 and $60,759, respectively, for the years ended June 30, 2021 and 2020.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $284,850, respectively, for the years ended June 30, 2021 and 2020.

Prior to its liquidation, RISE incurred $193,779 and $456,460, respectively, in routine offering, operational, administrative or other ordinary expenses for the years ended June 30, 2021 and 2020.

Prior to its liquidation, the assumption of Fund expenses above the RISE Expense Cap by the Sponsor pursuant to the undertaking (as discussed in Note 4a) amounted to $136,902 and $389,041, respectively, for the years ended June 30, 2021 and 2020.

(g) Organizational and Offering Costs

Expenses incurred in connection with organizing BDRY and up to the offering of its Shares upon commencement of its investment operations on March 22, 2018, were paid by the Sponsor and Breakwave without reimbursement.

Accordingly, all such expenses are not reflected in the Combined Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

During the year ended June 30, 2021 the Sponsor, in order to maintain the continuous offering of Shares undertook to register additional shares of the Fund, the costs of which were borne by the Fund and aggregated $28,997, of which $4,926 was amortized to expense at June 30, 2021. The remaining $24,071 in prepaid expenses is included in the Statements of Assets and Liabilities at June 30, 2021. For the year ended June 30, 2020 BDRY did not incur such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended June 30, 2021 and 2020, respectively, BDRY did not incur such expenses.

(5) Creations and Redemptions

The Fund issues and redeems Shares from time to time, but only in one or more Creation or Redemption Baskets. A Creation or Redemption Basket is a block of 25,000 shares of the Fund. Baskets may be created or redeemed only by Authorized Participants.

Except when aggregated in Creation or Redemption Baskets, the shares are not redeemable securities. Retail investors, therefore, generally will not be able to purchase or redeem shares directly from or with the Fund. Rather, most retail investors will purchase or sell shares in the secondary market with the assistance of a broker. Thus, some of the information contained in these Notes to Combined Financial Statements – such as references to the Transaction Fee imposed on creations and redemptions – is not relevant to retail investors.

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

(b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2021
	Shares	Net Assets Increase (Decrease)
Shares Sold	4,450,000	$95,774,278
Shares Redeemed	(6,250,000)	(85,383,922)
Net Increase (Decrease)	(1,800,000)	$10,390,356

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2020
	Shares	Net Assets Increase (Decrease)
Shares Sold	5,950,000	$40,151,470
Shares Redeemed	(500,000)	(6,343,627)
Net Increase	5,450,000	$33,807,843

 SIT RISING RATE ETF (PRIOR TO LIQUIDATION ON NOVEMBER 18, 2020

Summary of Share Transactions for the Year Ended June 30, 2021
	Shares	Net Assets Increase (Decrease)
Shares Sold	-	$-
Shares Redeemed (Including in Liquidation)	(250,040)	(4,998,233)
Net Decrease	(250,040)	$(4,998,233)

Summary of Share Transactions for the Year Ended June 30, 2020
	Shares	Net Assets Increase (Decrease)
Shares Sold	-	$-
Shares Redeemed	(275,000)	(6,331,666)
Net Decrease	(275,000)	$(6,331,666)

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

(c) Natural Disaster/Epidemic Risk

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks previously mentioned, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Fund and its investments. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Fund may have difficulty achieving its investment objective which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Fund’s Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s investments. These factors can cause substantial market volatility. exchange trading suspensions and closures and can impact the ability of the Fund to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on the Fund's performance, resulting in losses to the Fund.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2021, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

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

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the years ended June 30, 2021 and 2020, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	BREAKWAVE DRY BULK SHIPPING ETF		SIT RISING RATE ETF
	For the Year Ended June 30,		For the Year Ended June 30,
	2021	2020	2020

Net Asset Value
Net asset value per Share, beginning of year	$7.70	$13.25	$22.70
Net investment income (loss)	(0.53)	(0.35)	0.17
Net realized and unrealized gain (loss)	21.71	(5.20)	(2.60)
Net Income (Loss)	21.18	(5.55)	(2.43)
Net Asset Value per Share, end of year	$28.88	$7.70	$20.27
Market Value per Share, end of year	$29.35	$7.39	$20.26
Ratios to Average Net Assets*
Expense Ratio***	4.12%	5.67%	1.08%
Expense Ratio*** before Waiver/Assumption	4.21%	9.58%	7.34%
Net Investment Income (Loss)	(4.11%)	(5.25%)	0.75%
Total Return, at Net Asset Value**	275.06%	(41.89%)	(10.70%)
Total Return, at Market Value**	297.16%	(43.80%)	(10.87%)

*	Percentages are annualized.

**	Percentages are not annualized.

***	For Breakwave Dry Bulk Shipping ETF, Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any. Prior to the liquidation of Sit Rising Rate ETF, Fund expenses had been capped at 1.00% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

ETF Managers Group Commodity Trust I

Opinion on the financial statements

We have audited the following:

●	accompanying statements of assets and liabilities of Breakwave Dry Bulk Shipping ETF (“BDRY”) (a series of ETF Managers Group Commodity Trust I (the “Trust”), including the schedules of investments, as of June 30, 2021 and 2020, the related statements of operations, changes in net assets and cash flows of the Fund for the years then ended, and the related notes;

●	the accompanying statement of assets and liabilities of SIT Rising Rate ETF (“RISE”, formerly a series of the Trust and collectively with BDRY the “Funds”) as of June 30, 2020, including the schedule of investments, the related statement of operations, changes in net assets and cash flows for the year then ended and for the period from July 1, 2020 to October 30, 2020 (date on which RISE terminated operations) and the related notes; and

●	the combined statement of assets and liabilities of the Trust as of June 30, 2020, including the combined schedule of investments of the Trust, the combined statements of operations, changes in net assets and cash flows of the Trust for the year then ended and for the period from July 1, 2020 to October 30, 2020 (date on which RISE terminated operations), and the related notes

●	The above are collectively referred to as the “financial statements”.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Funds and the Trust as of June 30, 2021 and June 30, 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

September 10, 2021

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

Management of the Sponsor, on behalf of the Trust and the Fund are responsible for establishing and maintaining adequate internal control over financial reporting. The Trust and each Fund’s internal control system is designed to provide reasonable assurance to the Sponsor regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Sponsor, including Samuel Masucci III, Principal Executive Officer of the Sponsor, and John A. Flanagan, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and the Fund’s internal control over financial reporting as of June 30, 2021. In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of June 30, 2021, the internal control over financial reporting is effective for the Trust and the Fund.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

Item 9B. Other Information.

Breakwave has agreed to waive its license and services fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that the Fund's total annual expenses (excluding brokerage commissions, interest expense, and extraordinary expenses) do not exceed 3.50% per annum through September 30, 2022.

The foregoing is a summary description of the Fee Waiver Agreement and the Expense Limitation Agreement, which are filed with this Annual Report on Form 10-K as Exhibits 10.16 and 10.17, respectively, and are incorporated by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor and its Management

Neither the Trust nor the Fund have executive officers. Pursuant to the terms of the Trust Agreements for the Fund, the Fund’s affairs are managed by the Sponsor. The business and affairs of the Sponsor are managed by its chief executive officer, Samuel R. Masucci, III.

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

Commodity Trading Advisor

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

Code of Ethics

The Sponsor has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) which applies to all of its officers (including senior financial officers) and employees; the Sponsor’s Code of Ethics covers all officers and employees that manage the Trust and the Fund. A printed copy of the Code of Ethics is available to any person free of charge, upon request, by contracting the Sponsor at:

ETF Managers Group Commodity Trust I

c/o ETF Managers Capital LLC

30 Maple Street

Suite 2

Summit, NJ 07901

Item 11. Executive Compensation.

The Fund has no employees, officers or directors and is managed by the Sponsor. None of the directors or officers of the Sponsor receive compensation from the Fund.

The Sponsor receives a management fee from BDRY, monthly in arrears, in an amount equal to the greater of 0.15% per annum on the daily NAV of BDRY or $125,000. The Sponsor has contractually agreed to assume BDRY’s expenses (excluding brokerage fees, interest expense, and extraordinary expenses) in order to cap BDRY’s total annual expenses at 3.50% per annum through September 30, 2022. The management fees paid to the Sponsor by BDRY amounted to $130,137 and $124,997 for the years ended June 30, 2021 and 2020, respectively.

The Sponsor received a management fee from RISE prior to its liquidation, monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of the Fund’s average daily net assets or $75,000. The Sponsor had contractually agreed to waive the Sponsor Fee and/or assume the Fund’s Other Expenses (which term excludes brokerage fees, interest expense, and extraordinary expenses) so that the Fund’s Total Annual Fund Expenses did not exceed 1.00% per annum through the liquidation date. The management fees paid to the Sponsor by RISE amounted to $25,068 and $74,999 for the year ended June 30, 2021 and 2020, respectively.

The Sponsor also provides Principal Financial Officer, Chief Compliance Officer, Regulatory Reporting and Wholesale Support services to BDRY, and prior to its liquidation, RISE. The fees for each service provided to the BDRY, and prior to its liquidation, RISE, for the year ended June 30, 2021, all of which had been paid, or accrued, at June 30, 2021, were as follows:

Service	BDRY Amount	RISE Amount
Principal Financial Officer	$24,999	$13,356
Chief Compliance Officer	24,999	8,356
Regulatory Reporting	24,999	8,356
Wholesale Support	78,874	1,522

In addition to the above, the Distributor provides Distribution services to the Fund and to RISE, prior to its liquidation. The fees for Distribution services paid to the Distributor were $15,707 and $5,116, for BDRY and RISE, respectively, for the year ended June 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of June 30, 2021, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Series of the Trust	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class
BDRY	J.P. Morgan Securities, LLC 270 Park Avenue New York, NY 10017	341,223 Shares	8.64%

Security Ownership of Management.

None of the directors or executive officers of the Sponsor owns any shares of the Fund.

Change in Control.

The Sponsor does not know of any arrangements which may subsequently result in a change in the control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

See Items 11 and 12.

Neither the Trust nor the Fund entered into any transaction in excess of $120,000 in which any related person had a direct or indirect material interest and the Trust and the Fund does not propose to enter into any such transaction.

Director Independence

As an unincorporated entity, the registrant does not have a Board of Directors.

Item 14. Principal Accountant Fees and Services.

The fees for services accrued and/or billed to BDRY and to RISE prior to its liquidation by its independent auditors for the year ended June 30, 2021 and 2020 were as follows:

	2021	2020
Audit Fees	$123,858	$124,602
Audit-Related Fees	—	—
Tax Fees	100,960	99,998
All Other Fees	—	—
Total	$224,818	$224,600

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement No. 333-199190, filed on January 12, 2015.)

3.1(b)	Instrument Establishing the Fund. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)

3.1(c)	Amended Exhibit C to the Amended and Restated Declaration of Trust and Trust Agreement of the Trust. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)

3.2	Certificate of Trust of the Registrant. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.

4.1	Description of the Trust’s securities. (Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed on September 30, 2019.)

10.1	Form of Authorized Participant Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.2	Marketing Agent Agreement. (Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on April 12, 2017.)

10.3	Amendment No. 1 to Marketing Agent Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.4	Amendment No. 2 to Marketing Agent Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.5	Licensing and Services Agreement with respect to BDRY. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.6	Custody Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.7	Amendment No. 1 to Custody Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.8	Fund Administration Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.9	Amendment No. 1 to Fund Administration Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.10	Fund Accounting Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.11	Amendment No. 1 to Fund Accounting Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.12	Transfer Agent Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.13	Amendment No. 1 to Transfer Agent Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.14	Fee Waiver Agreement with respect to BDRY. (Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed on September 30, 2019.)

10.15	Expense Limitation Agreement with respect to BDRY. (Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed on September 30, 2019.)

23.1	Consent of Sullivan & Worcester LLP. (Incorporated by reference to Form S-1 Registration Statement No. 333-254634, filed on March 23, 2021.)

23.2	Consent of WithumSmith & Brown, P.C. (Filed herewith.)

23.3	Consent of Connolly & Company, P.C. as to the Sponsor. (Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on April 30, 2021.)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: September 10, 2021