Form 10-Q
period 2021-09-30
ETF Managers Group Commodity Trust I
filed 2021-11-12
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2021.

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

Indicate the number of Shares outstanding, as of November 1, 2021: 2,475,040

ETF MANAGERS GROUP COMMODITY TRUST I

i

Part I.
INTERIM FINANCIAL INFORMATION

Item 1. Interim Combined Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

September 30, 2021

(Unaudited)

		ETF
	BREAKWAVE DRY BULK	MANAGERS GROUP
	SHIPPING ETF	COMMODITY TRUST I
Assets
Investment in securities, at fair value (cost $21,129,237)	$21,129,237	$21,129,237
Cash	411,660	411,660
Segregated cash held by broker	69,136,181	69,136,181
Receivable on open futures contracts	19,996,790	19,996,790
Prepaid expenses	16,762	16,762
Interest receivable	176	176
Total assets	110,690,806	110,690,806
Liabilities
Due to Sponsor	194,982	194,982
Other accrued expenses	59,390	59,390
Total liabilities	254,372	254,372

Net Assets	$110,436,434	$110,436,434

Shares outstanding (unlimited authorized)	3,100,040
Net asset value per share	$35.62
Market value per share	$36.01

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

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

September 30, 2021

(Unaudited)

		ETF
	BREAKWAVE DRY BULK	MANAGERS GROUP
	SHIPPING ETF	COMMODITY TRUST I

MONEY MARKET FUNDS - 19.1%
First American US Treasury Obligations Fund, Class X, 0.01% (a) (21,129,237 shares)	$21,129,237	$21,129,237
TOTAL MONEY MARKET FUNDS (Cost $21,129,237)	21,129,237	21,129,237

Total Investments (Cost $21,129,237) - 19.1%	21,129,237	21,129,237
Other Assets in Excess of Liabilities - 80.9% (b)	89,307,197	89,307,197

TOTAL NET ASSETS - 100.0%	$110,436,434	$110,436,434

(a)	Annualized seven-day yield as of September 30, 2021.
(b)	$69,136,181 of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF Futures Contracts	Unrealized	ETF MANAGERS GROUP
September 30, 2021	Appreciation/	COMMODITY
(Unaudited)	(Depreciation)	TRUSTI
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring October 29, 2021 (Underlying Face Amount at Market Value - $12,849,580 (355 contracts)	$1,542,455	$1,542,455
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring November 30, 2021 (Underlying Face Amount at Market Value - $12,957,500) (355 contracts)	1,650,375	1,650,375
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring December 24, 2021 (Underlying Face Amount at Market Value - $12,078,875) (355 contracts)	771,750	771,750
Baltic Exchange Supramax T/C Average Shipping Route Expiring
October 29, 2021 (Underlying Face Amount at Market Value - $3,420,720 (90 contracts)	367,345	367,345
Baltic Exchange Supramax T/C Average Shipping Route Expiring
November 30, 2021 (Underlying Face Amount at Market Value - $3,425,220) (90 contracts)	371,845	371,845
Baltic Exchange Supramax T/C Average Shipping Route Expiring December 24, 2021 (Underlying Face Amount at Market Value - $3,159,720) (90 contracts)	106,345	106,345
Baltic Capesize Time Charter Expiring October 29, 2021 (Underlying Face Amount at Market Value - $22,847,500) (370 contracts)	9,169,500	9,169,500
Baltic Capesize Time Charter Expiring November 30, 2021 (Underlying Face Amount at Market Value - $19,250,000) (385 contracts)	4,807,000	4,807,000
Baltic Capesize Time Charter Expiring December 24, 2021 (Underlying Face Amount at Market Value - $17,132,175) (425 contracts)	1,210,175	1,210,175

	$19,996,790	$19,996,790

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

June 30, 2021

		ETF
	BREAKWAVE DRY BULK	MANAGERS GROUP
	SHIPPING ETF	COMMODITY TRUST I

MONEY MARKET FUNDS - 37.4%
First American US Treasury Obligations Fund, Class X, 0.01% (a) (42,654,058 shares)	$42,654,058	$42,654,058
TOTAL MONEY MARKET FUNDS (Cost $42,654,058)	42,654,058	42,654,058

Total Investments (Cost $42,654,058) - 37.4%	42,654,058	42,654,058
Other Assets in Excess of Liabilities - 62.6% (b)	71,423,094	71,423,094

TOTAL NET ASSETS - 100.0%	$114,077,152	$114,077,152

(a) Annualized seven-day yield as of June 30, 2021.
(b) $50,040,588 of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	ETF MANAGERS GROUP
Futures Contracts	Appreciation/	COMMODITY
June 30, 2021	(Depreciation)	TRUST I
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 30, 2021 (Underlying Face Amount at Market Value - $16,372,965 (435 contracts)	$4,928,465	$4,928,465
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 27, 2021 (Underlying Face Amount at Market Value - $16,231,590) (435 contracts)	4,827,090	4,827,090
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 24, 2021 (Underlying Face Amount at Market Value - $15,374,205) (435 contracts)	3,969,705	3,969,705
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 30, 2021 (Underlying Face Amount at Market Value - $3,632,160) (105 contracts)	1,023,535	1,023,535
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 27, 2021 (Underlying Face Amount at Market Value - $3,696,000) (105 contracts)	1,091,125	1,091,125
Baltic Exchange Supramax T/C Average Shipping Route Expiring
September 24, 2021 (Underlying Face Amount at Market Value - $3,435,285) (105 contracts)	830,410	830,410
Baltic Capesize Time Charter Expiring July 30, 2021 (Underlying Face Amount at Market Value - $15,947,020) (445 contracts)	612,895	612,895
Baltic Capesize Time Charter Expiring August 27, 2021 (Underlying Face Amount at Market Value - $17,744,375) (445 contracts)	2,375,750	2,375,750
Baltic Capesize Time Charter Expiring September 24, 2021 (Underlying Face Amount at Market Value - $17,442,220) (445 contracts)	2,064,595	2,064,595

	$21,723,570	$21,723,570

 See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

Three Months Ended September 30, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I*

Investment Income
Interest	$781	$781

Expenses
Sponsor fee	34,382	34,382
CTA fee	332,361	332,361
Audit fees	22,067	22,067
Tax preparation fees	60,983	60,983
Admin/accounting/custodian/transfer agent fees	16,297	16,297
Legal fees	11,343	11,343
Chief Compliance Officer fees	6,301	6,301
Principal Financial Officer fees	6,301	6,301
Regulatory reporting fees	6,301	6,301
Brokerage commissions	177,793	177,793
Distribution fees	3,959	3,959
NJ Filing Fees	53,575	53,575
Insurance expense	3,781	3,781
Listing & calculation agent fees	2,571	2,571
Other expenses	7,368	7,368
Amortization of Offering Costs	7,309	7,309
Website Support and Marketing Materials	3,781	3,781
Printing and Postage	5,620	5,620
Wholesale support fees	33,807	33,807
	795,900	795,900
Less: Waiver of CTA fee	-	-
Less: Expenses absorbed by Sponsor	-	-
Net Expenses	795,900	795,900
Net Investment Income (Loss)	(795,119)	(795,119)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	19,580,698	19,580,698

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(1,726,780)	(1,726,780)
Net realized and unrealized gain (loss)	17,853,918	17,853,918
Net income (loss)	$17,058,799	$17,058,799

*	Sit Rising Rate ETF, which had been a series of the Trust, liquidated as of November 18, 2020.

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended September 30, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED

Investment Income
Interest	$674	$5,427	$6,101

Expenses
Sponsor fee	31,851	18,904	50,755
CTA fee	129,213	2,545	131,758
Audit fees	22,042	18,400	40,442
Tax preparation fees	6,428	12,955	19,383
Admin/accounting/custodian/transfer agent fees	16,284	14,694	30,978
Legal fees	11,343	8,823	20,166
Chief Compliance Officer fees	6,301	6,301	12,602
Principal Financial Officer fees	6,301	6,301	12,602
Regulatory reporting fees	6,301	6,301	12,602
Brokerage commissions	75,212	1,243	76,455
Distribution fees	3,959	3,858	7,817
Insurance expense	3,781	3,781	7,562
Listing & calculation agent fees	2,571	3,680	6,251
Other expenses	3,404	2,849	6,253
Website Support and Marketing Materials	3,781	3,781	7,562
Printing and Postage	2,647	2,647	5,294
Wholesale support fees	16,995	1,273	18,268
Interest expense	-	194	194
	348,414	118,530	466,944
Less: Waiver of CTA fee	-	-	-
Less: Expenses absorbed by Sponsor	-	(104,370)	(104,370)
Net Expenses	348,414	14,160	362,574
Net Investment Income (Loss)	(347,740)	(8,733)	(356,473)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	10,104,770	(34,256)	10,070,514

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(7,066,400)	1,618	(7,064,782)
Net realized and unrealized gain (loss)	3,038,370	(32,638)	3,005,732
Net income (loss)	$2,690,630	$(41,371)	$2,649,259

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Net Assets

Three Months Ended September 30, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I*

Net Assets at Beginning of Period	$114,077,152	$114,077,152

Increase (decrease) in Net Assets from share transactions
Addition of 650,000 shares	20,531,325	20,531,325
Redemption of 1,500,000 shares	(41,230,842)	(41,230,842)
Net Increase (decrease) in Net Assets from share transactions	(20,699,517)	(20,699,517)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(795,119)	(795,119)
Net realized gain (loss)	19,580,698	19,580,698
Change in net unrealized gain (loss)	(1,726,780)	(1,726,780)

Net Increase (decrease) in Net Assets from operations	17,058,799	17,058,799

Net Assets at End of Period	$110,436,434	$110,436,434

*	Sit Rising Rate ETF, which had been a series of the Trust, liquidated as of November 18, 2020.

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended September 30, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED

Net Assets at Beginning of Period	$44,275,487	$5,068,181	$49,343,668

Increase (decrease) in Net Assets from share transactions
Addition of -0- and 175,000 shares, respectively	1,447,553	-	1,447,553
Redemption of 100,000 and 2,250,000 shares, respectively	(18,122,633)	(2,008,450)	(20,131,083)
Net Increase (decrease) in Net Assets from share transactions	(16,675,080)	(2,008,450)	(18,683,530)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(347,740)	(8,733)	(356,473)
Net realized gain (loss)	10,104,770	(34,256)	10,070,514
Change in net unrealized gain (loss)	(7,066,400)	1,618	(7,064,782)

Net Increase (decrease) in Net Assets from operations	2,690,630	(41,371)	2,649,259

Net Assets at End of Period	$30,291,037	$3,018,360	$33,309,397

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows

Three Months Ended September 30, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I*

Cash flows provided by / used in operating activities
Net income	$17,058,799	$17,058,799
Adjustments to reconcile net income to net cash provided by / used in operating activities:
Net realized loss (gain) on investments	(19,580,698)	(19,580,698)
Change in net unrealized loss (gain) on investments	1,726,780	1,726,780
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	39,378,739	39,378,739
Decrease in interest receivable	267	267
Decrease in receivable on open futures contracts	1,726,780	1,726,780
Decrease in prepaid expenses	7,309	7,309
Decrease in due to Sponsor	(40,089)	(40,089)
Decrease) in accrued expenses	(71,117)	(71,117)
Net cash provided by / used in operating activities	40,206,770	40,206,770
Cash flows from financing activities		-
Proceeds from sale of shares	20,531,325	20,531,325
Paid on redemption of shares	(41,230,842)	(41,230,842)
Net cash provided by / used in financing activities	(20,699,517)	(20,699,517)
Net increase in cash and restricted cash	19,507,253	19,507,253
Cash and restricted cash, beginning of the period	50,040,588	50,040,588
Cash and restricted cash, end of the period	$69,547,841	$69,547,841

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$411,660	$411,660
Segregated cash held by broker	69,136,181	69,136,181
Total cash and restricted cash as shown on the statement of cash flows	$69,547,841	$69,547,841

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Three Months Ended September 30, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF	COMBINED

Cash flows provided by /) operating activities
Net income (loss)	$2,690,630	$(41,371)	$2,649,259
Adjustments to reconcile net income to net cash provided by / used in operating activities:
Net realized loss (gain) on investments	(10,104,770)	34,256	(10,070,514)
Change in net unrealized loss (gain) on investments	7,066,400	(1,618)	7,064,782
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	9,241,549	1,877,663	11,119,212
Decrease (Increase) in interest receivable	461	-	461
Increase (Decrease) in options written, at fair value	-	(1,027)	(1,027)
Decrease (Increase) in receivable on open futures contracts	7,066,400	-	7,066,400
Increase (Decrease) in payable on open futures contracts	-	279	279
Increase (Decrease) in payable for Fund shares redeemed	(192,533)	-	(192,533)
Increase (Decrease) in due to Sponsor	(616)	(41)	(657)
Decrease (Increase) in other accrued expenses	(28,986)	-	(28,986)
Net cash provided by / used in operating activities	15,738,535	1,868,141	17,606,676
Cash flows from financing activities
Proceeds from sale of shares	1,447,553	-	1,447,553
Paid on redemption of shares	(18,122,633)	(2,008,450)	(20,131,083)
Net cash provided by / used in financing activities	(16,675,080)	(2,008,450)	(18,683,530)
Net increase (decrease) in cash and restricted cash	(936,545)	(140,309)	(1,076,854)
Cash and restricted cash, beginning of the period	28,020,391	201,883	28,222,274
Cash and restricted cash, end of the period	$27,083,846	$61,574	$27,145,420

The following table provides a reconciliation of cash and restricted cash reported within the Combined Statement of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	27,083,846	61,574	27,145,420
Total cash and restricted cash as shown on the statement of cash flows	$27,083,846	$61,574	$27,145,420

See accompanying notes to unaudited interim financial statements.

ETF Managers Group Commodity Trust I

Notes to Interim Financial Statements

September 30, 2021 (unaudited)

(1) Organization

ETF Managers Group Commodity Trust I (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently consists of one separate series. BREAKWAVE DRY BULK SHIPPING ETF (“BDRY,” the “Fund”), is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on NYSE Arca. As described below, SIT RISING RATE ETF (“RISE”) also operated as a series of the Trust, but was closed and liquidated prior to September 30, 2021. The Fund is managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Trading Association (“NFA”). Breakwave Advisors, LLC (“Breakwave”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as BDRY’s commodity trading advisor.

RISE Closure and Liquidation

On October 16, 2020, the Sponsor announced that it would close and liquidate the RISE because of the then current market conditions and the Fund’s asset size. The last day the liquidated fund accepted creation orders was on October 30, 2020. Trading in RISE was suspended after the close of the NYSE Arca on October 30, 2020. Proceeds of the liquidation were sent to shareholders on November 18, 2020 (the “Distribution Date”). From October 30, 2020 through the distribution date, shares of RISE did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in RISE on the Distribution Date automatically had their shares redeemed for cash at the current net asset value on November 18, 2020.

BDRY commenced investment operations on March 22, 2018. BDRY commenced trading on NYSE Arca on March 22, 2018 and trades under the symbol “BDRY.”

BDRY

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

The Fund will incur certain expenses in connection with its operations. The Fund will hold cash or cash equivalents such as U.S. Treasuries or other high credit quality, short-term fixed-income or similar securities for direct investment or as collateral for the Freight futures and for other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. These expenses and income from the cash and cash equivalent holdings may cause imperfect correlation between changes in the Fund’s net asset value (“NAV”) and changes in the Benchmark Portfolio, because the Benchmark Portfolio does not reflect expenses or income.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying interim financial statements of the Fund have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The Fund qualifies as an investment company for financial reporting purposes under Topic 946 of the Accounting Standard Codification of U.S. GAAP.

The accompanying interim financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. These interim financial statements should be read in conjunction with BDRY’s annual report on Form 10-K for the year ended June 30, 2021 and BDRY’s prospectus dated March 18, 2021 (the “BDRY Prospectus,”). Interim period results are not necessarily indicative of results for a full-year period.

(b) Use of Estimates

The preparation of the interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and accompanying notes. Actual results could differ from those estimates. There were no significant estimates used in the preparation of the interim financial statements.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three months ended September 30, 2021 and 2020 was at 4:00 p.m. Eastern Time on September 30, 2021 and 2020, respectively. RISE was liquidated on November 18, 2020 at its final net asset value as of that date.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended September 30, 2021 and 2020.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at September 30, 2021 and 2020.

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

The following table summarizes BDRY’s valuation of investments at September 30, 2021 and at June 30, 2021 using the fair value hierarchy:

	September 30, 2021 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$21,129,237	a	$19,996,790	b	$41,126,027

a – Included in Investments in securities in the Statements of Assets and Liabilities.

b – Included in Receivable on open futures contracts in the Statements of Assets and Liabilities.

	June 30, 2021 (audited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$42,654,058	a	$21,723,570	b	$64,377,628

a – Included in Investments in securities in the Statements of Assets and Liabilities.

b – Included in Receivable on open futures contracts in the Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2021 and the year ended June 30, 2021, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

(h) Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis, and marked to market daily. Unrealized gain/loss on open futures contracts is reflected in Receivable/Payable on open futures contracts in the Statements of Assets and Liabilities and the change in the unrealized gain/loss between periods is reflected in the Statements of Operations. BDRY’s interest earned on short-term securities and on cash deposited with ED & F Man Capital Markets Inc. is accrued daily and reflected as Interest Income, when applicable, in the Statements of Operations.

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

Management of the Fund has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at September 30, 2021 and June 30, 2021. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Fund’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at September 30, 2021 and at June 30, 2021, as applicable, are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of September 30, 2021

	Asset Derivatives			Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Fair Value		Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$19,996,790	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2021

	Asset Derivatives			Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Fair Value		Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$21,723,570	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended September 30, 2021

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$19,580,698	$(1,726,780)

The futures contracts open at September 30, 2021 are indicative of the activity for the three months ended September 30, 2021.

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

The futures contracts open at September 30, 2020 are indicative of the activity for the three months ended September 31, 2020.

SIT RISING RATE ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 31, 2020

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

BDRY pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $125,000. BDRY also pays an annual fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BDRY such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions and interest expense, of the value of BDRY’s average daily net assets through September 30, 2022 (the “BDRY Expense Cap,”). The assumption of expenses by the Sponsor and waiver of BDRY’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $-0- and $-0-, for the three months ended September 30, 2021 and 2020, respectively, as disclosed in the Statements of Operations.

BDRY (and, prior to its liquidation, RISE) currently accrues its daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund in excess of the Fund’s Expense Cap, which in the case of RISE, aggregated $104,370 for the three months ended September 31, 2020, as disclosed in the Statements of Operations. In the case of BDRY, expenses absorbed by the sponsor aggregated $-0- and $-0- for the three months ended September 30, 2021 and 2020, respectively, as disclosed in the Statements of Operations.

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

BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $16,297 and $16,284 for the three months ended September 30, 2021 and 2020, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation RISE paid U.S. Bank $14,694 for the three months ended September 30, 2020, as disclosed in the Combined Statements of Operations.

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

BDRY incurred $3,959 and $3,959 for the three months ended September 30, 2021 and 2020, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation, RISE incurred $3,858 in distribution and related administrative services for the three months ended September 30, 2020, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

BDRY incurred $33,807 and $16,995 in wholesale support fees for the three months ended September 30, 2021 and 2020, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation, RISE also paid the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly.Prior to its liquidation, RISE incurred $1,273 in wholesale support fees for the three months ended September 30, 2020, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.40% (excluding the impact on the Fund of creation and/or redemption activity) for BDRY of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $177,793 and $75,212 in brokerage commissions and fees for the three months ended September 30, 2021 and 2020, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation, RISE incurred $1,243 in brokerage commissions and fees for the three months ended September 30, 2020, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for the Fund, Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for the Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $630 and $630 in trustee fees for the three months ended September 30, 2021 and 2020, respectively, which is included in Other Expenses in the Statements of Operations.

Prior to its liquidation, RISE incurred $630 in trustee fees for the three months ended September 31, 2020 which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $795,900 and $384,414 for the three months ended September 30, 2021 and 2020, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $-0- and $-0- for the three months ended September 30, 2021 and 2020, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $-0- for the three months ended September 30, 2021 and 2020, respectively.

Prior to its liquidation, RISE incurred $118,530 for the three months ended September 31, 2020 in routine offering, operational, administrative or other ordinary expenses.

Prior to its liquidation, the assumption of Fund expenses above the RISE Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $104,370 (including $194 in interest expense) for the three months ended September 31, 2020.

(g) Organizational and Offering Costs

Expenses incurred in connection with organizing BDRY and up to the offering of its Shares upon commencement of its investment operations on March 22, 2018, were paid by the Sponsor and Breakwave without reimbursement.

Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the three months ended September 30, 2021 and 2020, BDRY incurred no such expenses.

During the year ended June 30, 2021 the Sponsor, in order to maintain the continuous offering of Shares, undertook to register additional Shares of the Fund, the costs of which were be borne by the Fund and aggregated $28,997, of which $12,235 was amortized to expense at September 30, 2021. Amortization of offering costs amounted to $7,309 for the three months ended September 30, 2021.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2021 and 2020, respectively, BDRY did not incur such expenses.

(5) Creations and Redemptions

The Fund issues and redeems Shares from time to time, but only in one or more Creation Baskets. A Creation Basket is a block of 25,000 Shares of each Fund. Baskets may be created or redeemed only by Authorized Participants.

Except when aggregated in Creation Baskets, the Shares are not redeemable securities. Retail investors, therefore, generally will not be able to purchase or redeem Shares directly from or with the Fund. Rather, most retail investors will purchase or sell Shares in the secondary market with the assistance of a broker. Thus, some of the information contained in these Notes to Interim Financial Statements – such as references to the Transaction Fee imposed on creations and redemptions – is not relevant to retail investors.

(a) Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Creation Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $250 per order, which goes directly to the Custodian. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund.

(b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2021
	Shares	Net Assets Increase (Decrease)
Shares Sold	650,000	$20,531,325
Shares Redeemed	(1,500,000)	(41,230,842)
Net Decrease	(850,000)	$(20,699,517)

Summary of Share Transactions for the Three Months Ended September 30, 2020
	Shares	Net Assets Increase (Decrease)
Shares Sold	175,000	$1,447,553
Shares Redeemed	(2,250,000)	(18,122,633)
Net Decrease	(2,075,000)	$(16,675,080)

SIT RISING RATE ETF (PRIOR TO LIQUIDATION ON NOVEMBER 18, 2020)

Summary of Share Transactions for the Three Months Ended September 30, 2020
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed	(100,000)	(2,008,450)
Net Decrease	(100,000)	$(2,008,450)

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

The NAV of BDRY’s shares relates directly to the value of futures investments held by BDRY which are materially impacted by fluctuations in changes in spot charter rates. Charter rates for dry bulk vessels are volatile and have increased significantly in the recent past and may remain at high levels or increase further or decrease in the future.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2021, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

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

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three months ended September 30, 2021 and September 30, 2020, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	THREE MONTHS ENDED SEPTEMBER 30, 2021	THREE MONTHS ENDED SEPTEMBER 30, 2020
	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF
Net Asset Value
Net asset value per Share, beginning of period	$28.88	$7.70	$20.27
Net investment income (loss)	(0.25)	(0.08)	(0.04)
Net realized and unrealized gain (loss)	6.99	0.62	(0.11)
Net Income (Loss)	6.74	0.54	(0.15)
Net Asset Value per Share, end of period	$35.62	$8.24	$20.12
Market Value per Share, end of period	$36.01	$8.24	$20.11

Ratios to Average Net Assets*
Expense Ratio***	3.47%	3.92%	1.13%
Expense Ratio*** before Waiver/Assumption	3.47%	3.92%	9.42%
Net Investment Income (Loss)	(3.47%)	(3.91%)	(0.69%)
Total Return, at Net Asset Value**	23.34%	7.01%	(0.74%)
Total Return, at Market Value**	22.69%	11.50%	(0.77%)

*	Percentages are annualized

**	Percentages are not annualized

***	For Breakwave Dry Bulk Shipping ETF, Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any. Prior to the liquidation of Sit Rising Rate ETF, Fund expenses had been capped at 1.00% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses.

(11) Subsequent Events

In preparing these interim financial statements, the Fund has evaluated events and transactions for potential recognition or disclosure through the date the interim financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments to the interim financial statements.

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

The Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of September 30, 2021 include:

Name	Ticker	Market Value USD
Baltic Panamax T/C Average Shipping Route Oct 21	BFFAP V21 Index	$12,849,580
Baltic Panamax T/C Average Shipping Route Nov 21	BFFAP X21 Index	12,957,500
Baltic Panamax T/C Average Shipping Route Dec 21	BFFAP Z21 Index	12,078,875
Baltic Supramax Average Shipping Route Oct 21	S58FM V21 Index	3,420,720
Baltic Supramax Average Shipping Route Nov 21	S58FM X21 Index	3,425,220
Baltic Supramax Average Shipping Route Dec 21	S58FM Z21 Index	3,159,720
Baltic Capesize Time Charter Oct 21	BFFATC V21 Index	22,847,500
Baltic Capesize Time Charter Nov 21	BFFATC X21 Index	19,250,000
Baltic Capesize Time Charter Dec 21	BFFATC Z21 Index	17,132,175

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

Breakwave Dry Bulk Shipping ETF

During the three months ended September 30, 2021, freight rate volatility increased substantially while freight rates reached 11-year highs as demand for dry bulk commodities increased materially and supply constraints due to port congestion tightened the balance of the market. The Baltic Dry Index, an index that tracks global spot rates for dry bulk, increased materially surpassing the 5,000 mark for the first time since 2008. Infrastructure spending, inventory rebuilding and a tight logistical chain, following the significant drop in activity during the previous year, were the main reasons for such an abnormally strong performance. In addition, port congestion remained a major issue across the shipping supply chain and that also had a positive impact on freight rates. Smaller size vessels posted outsized gains, as coal trading activity increased materially, while the larger Capesize segment was also very strong. A global shortage of power across the globe has pushed coal prices to multi-year highs, which also meant increased demand for transportation. As the quarter drew to a close, rates remained well supported at multi-year highs and the outlook for the near term remained positive.

During the three months ended September 30, 2021, freight futures also followed spot rates closely, as sentiment improved and expectations for both short term as well as long term rates increased. The futures curve exited the quarter in sharp backwardation and at a steeper than usual level, and as a result, the strong performance of the spot market further boosted the Fund’s overall performance. BDRY closely tracked the performance of short-term dry bulk freight futures, leading to higher volatility of the Fund’s NAV per share during the period. BDRY ended up 23% higher for the quarter.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended September 30, 2021.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended September 30, 2021 and 2020. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

●	Benchmark portfolio uses settlement prices of freight futures vs. BDRY closing Share price,

●	Benchmark portfolio roll methodology assumes rolls that can happen even at fractions of lots vs. BDRY that uses the real minimum market lot available (5 days per month),

●	Benchmark portfolio assumes rolls are happening at the settlement price of the day vs. buys at a transaction price during the day that might or might not be equal to the settlement price,

●	Benchmark portfolio assumes no trading commissions vs. BDRY that pays 10 bps for each transaction,

●	Benchmark portfolio assumes no clearing fees vs. BDRY that pays approximately 3-5bps of total clearing fees for each trade,

●	Benchmark portfolio assumes no management fees vs. BDRY fee structure of 3.5% of average net assets on an annualized basis, and

●	Creations and redemptions that lead to transactions that occur at prices that might be different than the settlement prices

There are no competitors. BDRY is the only Freight futures ETF globally.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Fund Share Price Performance

During the three months ended September 30, 2021, the NYSE Arca market value of each Share increased (+22.69%) from $29.35 per Share, representing the closing trade on June 30, 2021, to $36.01 per Share, representing the closing price on September 30, 2021. The Share price high and low for the three months ended September 30, 2021 and related change from the closing Share price on June 30, 2021 were as follows: Shares traded from a high of $36.74 per Share (+25.18%) on September 28, 2021 to a low of $23.00 per Share (-21.64%) on July 14, 2021.

Fund Share Net Asset Performance

For the three months ended September 30, 2021, the net asset value of each Share increased (+23.44%) from $28.88 per Share to $35.65 per Share. Gains in the investments and futures contracts more than offset the net investment loss resulting in the overall increase in the NAV per Share during the three months ended September 30, 2021.

Net income for the three months ended September 30, 2021, was $17,058,799, resulting from net realized gains on investments and futures contracts of $19,580,698, unrealized losses on futures contracts of $1,726,780 and the net investment loss of $795,119.

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

Management believes that as of September 30, 2021, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

Off Balance Sheet Financing

As of September 30, 2021, neither the Trust nor the Fund have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $-0- for the three months ended September 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $-0- and $-0- for the three months ended September 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $795,900 and $348,414 for the three months ended September 30, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On September 30, 2021, 3,100,040 shares of the Fund were outstanding for a market capitalization of $111,632,440. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed sixty (60) baskets (each comprising 25,000 shares) during the three months ended September 30, 2021 at an average price per share of $27.49. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended September 30, 2021:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2021	725,000	$25.67
August 2021	450,000	$29.53
September 2021	325,000	$28.72
Total	1,500,000	$27.49

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	Not Applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed Herewith.

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

Date: November 12, 2021