Form 10-Q
period 2021-12-31
ETF Managers Group Commodity Trust I
filed 2022-02-11
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2021.

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

Indicate the number of Shares outstanding, as of February 1, 2022: 2,325,040

ETF MANAGERS GROUP COMMODITY TRUST I

i

Part I.
INTERIM FINANCIAL INFORMATION

Item 1. Interim Combined Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

December 31, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I
Assets
Investment in securities, at fair value (Cost $12,571,967)	$12,571,967	$12,571,967
Cash	733,515	733,515
Segregated cash held by broker	55,107,633	55,107,633
Receivable on open futures contracts	3,127,680	3,127,680
Prepaid expenses	9,534	9,534
Interest receivable	112	112
Total assets	71,550,441	71,550,441
Liabilities
Due to Sponsor	40,675	40,675
Other accrued expenses	347,814	347,814
Total liabilities	388,489	388,489

Net Assets	$71,161,952	$71,161,952

Shares outstanding (unlimited authorized)	2,400,040
Net asset value per share	$29.65
Market value per share	$29.49

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

June 30, 2021

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I
Assets
Investment in securities, at fair value (cost $42,654,058)	$42,654,058	$42,654,058
Segregated cash held by broker	50,040,588	50,040,588
Receivable on open futures contracts	21,723,570	21,723,570
Prepaid expenses	24,071	24,071
Interest receivable	443	443
Total assets	114,442,730	114,442,730
Liabilities
Due to Sponsor	235,071	235,071
Other accrued expenses	130,507	130,507
Total liabilities	365,578	365,578

Net Assets	$114,077,152	$114,077,152

Shares outstanding (unlimited authorized)	3,950,040
Net asset value per share	$28.88
Market value per share	$29.35

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedules of Investments

December 31, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I
MONEY MARKET FUNDS - 17.7%
First American US Treasury Obligations Fund, Class X, 0.01% (a)	$12,571,967	$12,571,967
TOTAL MONEY MARKET FUNDS (Cost $12,571,967)	12,571,967	12,571,967

Total Investments (Cost $12,571,967) - 17.7%	12,571,967	12,571,967
Other Assets in Excess of Liabilities - 82.3% (b)	58,589,985	58,589,985
TOTAL NET ASSETS - 100.0%	$71,161,952	$71,161,952

(a)	Annualized seven-day yield as of December 31, 2021.
(b)	$55,107,633 of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF Futures Contracts	Unrealized Appreciation/	ETF MANAGERS GROUP COMMODITY
December 31, 2021	(Depreciation)	TRUST I
Baltic Capesize Time Charter Expiring January 31, 2022 (Underlying Face Amount at Market Value - $12,626,350) (550 contracts)	$1,480,350	$1,480,350
Baltic Capesize Time Charter Expiring February 28, 2022 (Underlying Face Amount at Market Value - $10,838,850) (550 contracts)	(307,150)	(307,150)
Baltic Capesize Time Charter Expiring March 31, 2022 (Underlying Face Amount at Market Value - $10,919,700) (550 contracts)	(226,300)	(226,300)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring January 31, 2022 (Underlying Face Amount at Market Value - $9,212,250) (355 contracts)	658,500	658,500
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring February 28, 2022 (Underlying Face Amount at Market Value - $9,280,765) (355 contracts)	727,015	727,015
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring March 31, 2022 (Underlying Face Amount at Market Value - $9,308,455) (355 contracts)	754,705	754,705
Baltic Exchange Supramax T/C Average Shipping Route Expiring January 31, 2022 (Underlying Face Amount at Market Value - $2,291,670) (90 contracts)	55,670	55,670
Baltic Exchange Supramax T/C Average Shipping Route Expiring February 28, 2022 (Underlying Face Amount at Market Value - $2,217,420) (90 contracts)	(18,580)	(18,580)
Baltic Exchange Supramax T/C Average Shipping Route Expiring March 31, 2022 (Underlying Face Amount at Market Value - $2,239,470) (90 contracts)	3,470	3,470
	$3,127,680	$3,127,680

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

June 30, 2021

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I
MONEY MARKET FUNDS - 37.4%
First American US Treasury Obligations Fund, Class X, 0.01% (a) (42,654,058 shares)	$42,654,058	$42,654,058
TOTAL MONEY MARKET FUNDS (Cost $42,654,058)	42,654,058	42,654,058

Total Investments (Cost $42,654,058) - 37.4%	42,654,058	42,654,058
Other Assets in Excess of Liabilities - 62.6% (b)	71,423,094	71,423,094
TOTAL NET ASSETS - 100.0%	$114,077,152	$114,077,152

(a)	Annualized seven-day yield as of June 30, 2021.
(b)	$50,040,588 of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF Futures Contracts	Unrealized Appreciation/	ETF MANAGERS GROUP COMMODITY
June 30, 2021	(Depreciation)	TRUST I
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 30, 2021 (Underlying Face Amount at Market Value - $16,372,965 (435 contracts)	$4,928,465	$4,928,465
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 27, 2021 (Underlying Face Amount at Market Value - $16,231,590) (435 contracts)	4,827,090	4,827,090
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 24, 2021 (Underlying Face Amount at Market Value - $15,374,205) (435 contracts)	3,969,705	3,969,705
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 30, 2021 (Underlying Face Amount at Market Value - $3,632,160) (105 contracts)	1,023,535	1,023,535
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 27, 2021 (Underlying Face Amount at Market Value - $3,696,000) (105 contracts)	1,091,125	1,091,125
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 24, 2021 (Underlying Face Amount at Market Value - $3,435,285) (105 contracts)	830,410	830,410
Baltic Capesize Time Charter Expiring July 30, 2021 (Underlying Face Amount at Market Value - $15,947,020) (445 contracts)	612,895	612,895
Baltic Capesize Time Charter Expiring August 27, 2021(Underlying Face Amount at Market Value - $17,744,375) (445 contracts)	2,375,750	2,375,750
Baltic Capesize Time Charter Expiring September 24, 2021 (Underlying Face Amount at Market Value - $17,442,220) (445 contracts)	2,064,595	2,064,595
	$21,723,570	$21,723,570

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

Three Months Ended December 31, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I
Investment Income
Interest	$621	$621

Expenses
Sponsor fee	34,965	34,965
CTA fee	289,928	289,928
Audit fees	22,080	22,080
Tax preparation fees	184,123	184,123
Admin/accounting/custodian/transfer agent fees	16,284	16,284
Legal fees	11,343	11,343
Chief Compliance Officer fees	6,301	6,301
Principal Financial Officer fees	6,301	6,301
Regulatory reporting fees	6,301	6,301
Brokerage commissions	198,545	198,545
Distribution fees	3,959	3,959
NJ Filing fees	121,301	121,301
Insurance expense	3,781	3,781
Listing and calculation agent fees	2,571	2,571
Amortization of Offering Costs	7,309	7,309
Other expenses	3,401	3,401
Website Support and Marketing Materials	3,781	3,781
Printing and Postage	2,647	2,647
Wholesale support fees	30,294	30,294
Interest expense	52	52
Total Expenses	955,267	955,267
Net Investment Income (Loss)	(954,646)	(954,646)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	(1,117,138)	(1,117,138)

Change in Unrealized Gain (Loss) on
Investments and futures contracts	(16,869,110)	(16,869,110)
Net realized and unrealized gain (loss)	(17,986,248)	(17,986,248)
Net income (loss)	$(18,940,894)	$(18,940,894)

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

Six Months Ended December 31, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I
Investment Income
Interest	$1,402	$1,402

Expenses
Sponsor fee	69,347	69,347
CTA fee	622,289	622,289
Audit fees	44,147	44,147
Tax preparation fees	245,106	245,106
Admin/accounting/custodian/transfer agent fees	32,581	32,581
Legal fees	22,686	22,686
Chief Compliance Officer fees	12,602	12,602
Principal Financial Officer fees	12,602	12,602
Regulatory reporting fees	12,602	12,602
Brokerage commissions	376,338	376,338
Distribution fees	7,918	7,918
NJ Filing fees	174,876	174,876
Insurance expense	7,562	7,562
Listing and calculation agent fees	5,142	5,142
Amortization of Offering Costs	14,618	14,618
Other expenses	10,769	10,769
Website Support and Marketing Materials	7,562	7,562
Printing and Postage	8,267	8,267
Wholesale support fees	64,101	64,101
Interest expense	52	52
Total Expenses	1,751,167	1,751,167
Net Investment Income (Loss)	(1,749,765)	(1,749,765)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	18,463,560	18,463,560

Change in Unrealized Gain (Loss) on
Investments and futures contracts	(18,595,890)	(18,595,890)
Net realized and unrealized gain (loss)	(132,330)	(132,330)
Net income (loss)	$(1,882,095)	$(1,882,095)

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Six Months Ended December 31, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF*	COMBINED
Investment Income
Interest	$1,067	$5,608	$6,675

Expenses
Sponsor fee	63,016	25,068	88,084
CTA fee	214,994	3,042	218,036
Audit fees	44,084	46,757	90,841
Tax preparation fees	12,856	17,180	30,036
Admin/accounting/custodian/transfer agent fees	32,568	19,486	52,054
Legal fees	22,686	21,700	44,386
Chief Compliance Officer fees	12,602	8,356	20,958
Principal Financial Officer fees	12,602	8,356	20,958
Regulatory reporting fees	12,602	13,356	25,958
Brokerage commissions	159,042	1,424	160,466
Distribution fees	7,918	5,116	13,034
Insurance expense	7,562	5,014	12,576
Listing & calculation agent fees	5,142	4,880	10,022
Other expenses	6,808	3,749	10,557
Website Support and Marketing Materials	7,562	5,014	12,576
Printing and Postage	5,294	3,539	8,833
Wholesale support fees	30,395	1,522	31,917
Interest expense	82	220	302
Total Expenses	657,815	193,779	851,594
Less: Waiver of Sponsor fee	-	-	-
Less: Waiver of CTA fee	(18,432)	-	(18,432)
Less: Expenses absorbed by Sponsor	-	(136,902)	(136,902)
Net Expenses	639,383	56,877	696,260
Net Investment Income (Loss)	(638,316)	(51,269)	(689,585)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	6,513,496	(29,138)	6,484,358

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(4,277,960)	10,459	(4,267,501)
Net realized and unrealized gain (loss)	2,235,536	(18,679)	2,216,857
Net income (loss)	$1,597,220	$(69,948)	$1,527,272

*	Period from July 1, 2020 to October 30, 2020 - Sit Rising Rate ETF liquidated as of November 30, 2020.

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Statements of Changes in Net Assets
Three Months Ended December 31, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I
Net Assets at Beginning of Period	$110,436,434	$110,436,434

Increase (decrease) in Net Assets from share transactions
Addition of 1,325,000 shares	39,550,333	39,550,333
Redemption of 2,025,000 shares	(59,883,921)	(59,883,921)
Net Increase (decrease) in Net Assets from share transactions	(20,333,588)	(20,333,588)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(954,646)	(954,646)
Net realized gain (loss)	(1,117,138)	(1,117,138)
Change in net unrealized gain (loss)	(16,869,110)	(16,869,110)
Net Increase (decrease) in Net Assets from operations	(18,940,894)	(18,940,894)

Net Assets at End of Period	$71,161,952	$71,161,952

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

ETF MANAGERS GROUP COMMODITY TRUST I
Statements of Changes in Net Assets
Six Months Ended December 31, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I
Net Assets at Beginning of Period	$114,077,152	$114,077,152

Increase (decrease) in Net Assets from share transactions
Addition of 1,975,000 shares	60,081,658	60,081,658
Redemption of 3,525,000 shares	(101,114,763)	(101,114,763)
Net increase (decrease) in Net Assets from share transactions	(41,033,105)	(41,033,105)

Increase (decrease) in Net Assets from operations
Net investment gain (loss)	(1,749,765)	(1,749,765)
Net realized loss	18,463,560	18,463,560
Change in net unrealized gain (loss)	(18,595,890)	(18,595,890)
Net Increase (Decrease) in Net Assets from operations	(1,882,095)	(1,882,095)

Net Assets at End of Period	$71,161,952	$71,161,952

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

ETF MANAGERS GROUP COMMODITY TRUST I
Statements of Cash Flows
Six Months Ended December 31, 2021 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	ETF MANAGERS GROUP COMMODITY TRUST I
Cash flows provided by (used in) operating activities
Net income (loss)	$(1,882,095)	$(1,882,095)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(18,463,560)	(18,463,560)
Change in net unrealized loss (gain) on investments	18,595,890	18,595,890
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	29,949,761	29,949,761
Decrease in interest receivable	331	331
Decrease in receivable on open futures contracts	18,595,890	18,595,890
Decrease in prepaid expenses	14,537	14,537
Decrease in due to Sponsor	(194,396)	(194,396)
Increase in other accrued expenses	217,307	217,307
Net cash provided by (used in) operating activities	46,833,665	46,833,665
Cash flows from financing activities
Proceeds from sale of shares	60,081,658	60,081,658
Paid on redemption of shares	(101,114,763)	(101,114,763)
Net cash provided by financing activities	(41,033,105)	(41,033,105)
Net increase (decrease) in cash and restricted cash	5,800,560	5,800,560
Cash and restricted cash, beginning of period	50,040,588	50,040,588
Cash and restricted cash, end of period	$55,841,148	$55,841,148

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$733,515	$733,515.00
Segregated cash held by broker	55,107,633	55,107,633
Total cash and restricted cash as shown on the statement of cash flows	$55,841,148	$55,841,148

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Combined Statements of Cash Flows
Six Months Ended December 31, 2020 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	SIT RISING RATE ETF*	COMBINED
Cash flows provided by (used in) operating activities
Net income (loss)	$1,597,220	$(69,948)	$1,527,272
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(6,513,496)	29,138	6,542,634
Change in net unrealized loss (gain) on investments	4,277,960	(10,459)	(4,288,419)
Change in operating assets and liabilities:			-
Sale (Purchase) of investments, net	2,419,306	4,861,090	2,809,324
Decrease in interest receivable	264	-	264
Decrease in options written, at fair value	-	(4,148)	(4,148)
Decrease in receivable on open futures contracts	4,277,960	-	4,277,960
Decrease in payable on open futures contracts	-	(5,144)	(5,144)
Decrease in due to Sponsor	(16,788)	(4,179)	(20,967)
Decrease in other accrued expenses	(26,064)	-	(26,064)
Net cash provided by (used in) operating activities	6,016,362	4,796,350	11,013,739
Cash flows from financing activities
Proceeds from sale of shares	2,101,301	-	2,101,301
Paid on redemption of shares	(22,793,823)	(4,998,233)	(27,792,056)
Increase in payable for Fund shares redeemed	201,027	-	201,027
Net cash provided by financing activities	(20,491,495)	(4,998,233)	(25,690,755)
Net increase (decrease) in cash and restricted cash	(14,475,133)	(201,883)	(14,677,016)
Cash and restricted cash, beginning of period	28,020,391	201,883	28,222,274
Cash and restricted cash, end of period	$13,545,258	$-	$13,545,258

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

December 31, 2021 (unaudited)

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

When establishing positions in Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BDRY’s Futures Commissions Merchant (“FCM”), ED&F Man Capital Markets, Inc. On a daily basis, BDRY is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with the FCM may be held at BDRY’s custodian or remain with the FCM in cash or cash equivalents, as discussed below.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three and six months ended December 31, 2021 and 2020 was at 4:00 p.m. Eastern Time on December 31, 2021 and 2020, respectively. RISE was liquidated on November 18, 2020 at its final net asset value as of that date.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three and six months ended December 31, 2021 and 2020.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at December 31, 2021 and 2020.

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

The following table summarizes BDRY’s valuation of investments at December 31, 2021 and at June 30, 2021 using the fair value hierarchy:

	December 31, 2021 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$12,571,967	a	$3,127,680	b	$15,699,647

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

Transfers between levels are recognized at the end of the reporting period. During the six months ended December 31, 2021 and the year ended June 30, 2021, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

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

Management of the Fund has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at December 31, 2021 and June 30, 2021. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Fund’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at December 31, 2021 and at June 30, 2021, as applicable, are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

Following is a description of the derivative instruments used by the Fund during the reporting period, including the primary underlying risk exposures.

(c) Futures Contracts

The Fund enters into futures contracts to gain exposure to changes in the value of the Benchmark Portfolio. A futures contract obligates the seller to deliver (and the purchaser to accept) the future cash settlement of a specified quantity and type of a freight futures contract at a specified time and place. The contractual obligations of a buyer or seller of a freight futures contract may generally be satisfied by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

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

Futures contracts involve, to varying degrees, elements of market risk (specifically freight shipping price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure the Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts include imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal counterparty risk to the Fund since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of December 31, 2021

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$3,127,680	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2021

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$21,723,570	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended December 31, 2021

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(1,117,138)	$(16,869,110)

The futures contracts open at December 31, 2021 are indicative of the activity for the three months ended December 31, 2021.

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

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Statements of Operations

For the Six Months Ended December 31, 2021

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$18,463,560	$(18,595,890)

The futures contracts open at December 31, 2021 are indicative of the activity for the six months ended December 31, 2021.

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

BDRY pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $125,000. BDRY also pays an annual fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BDRY such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions and interest expense, of the value of BDRY’s average daily net assets through September 30, 2023 (the “BDRY Expense Cap,”). The assumption of expenses by the Sponsor and waiver of BDRY’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $-0- and $18,432, for the three months ended December 31, 2021 and 2020, respectively, and $-0- and $18,432 for the six months ended December 31, 2021 and 2020, respectively, as disclosed in the Statements of Operations.

The Fund currently accrues its daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund in excess of the Fund’s Expense Cap, which in the case of RISE, aggregated $32,532 for the three months ended December 31, 2020, and $136,902 for the six months ended December 31, 2020, and in the case of BDRY, aggregated $-0- and $-0- for the three months ended December 31, 2021 and 2020, respectively, and $-0- and $-0- for the six months ended December 31, 2021 and 2020, respectively, as disclosed in the Statements of Operations.

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

BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $16,284 and $16,284 for the three months ended December 31, 2021 and 2020, respectively, and $32,581 and $32,568 for the six months ended December 31, 2021 and 2020, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation RISE paid U.S. Bank $4,792 for the three months ended December 31, 2020, and $19,486 for the six months ended December 31, 2020, as disclosed in the Combined Statements of Operations.

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

BDRY incurred $3,959 and $3,959 for the three months ended December 31, 2021 and 2020, respectively, and $7,918 and $7,918 for the six months ended December 31, 2021 and 2020, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation, RISE incurred $1,258 in distribution and related administrative services for the three months ended December 31, 2020, and $5,116 for the six months ended December 31, 2020, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

BDRY incurred $30,294 and $13,400 in wholesale support fees for the three months ended December 31, 2021 and 2020, respectively, and $64,101 and $30,395 for the six months ended December 31, 2021 and 2020, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation, RISE also paid the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. Prior to its liquidation, RISE incurred $249 in wholesale support fees for the three months ended December 31, 2020, and $1,522 for the six months ended December 31, 2020, as disclosed in the Combined Statements of Operations.

(d) The Commodity Broker

ED&F Man Capital Inc., a Delaware limited liability company, serves as BDRY’s clearing broker (the “Commodity Broker”). In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative services for the Fund.

The Fund pays brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees to exceed 0.40% (excluding the impact on the Fund of creation and/or redemption activity) for BDRY of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $198,545 and $83,830 in brokerage commissions and fees for the three months ended December 31, 2021 and 2020, respectively, and $376,338 and $159,042 for the six months ended December 31, 2021 and 2020, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation, RISE incurred $181 in brokerage commissions and fees for the three months ended December 31, 2020, and $1,424 for the six months ended December 31, 2020, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for the Fund, Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for the Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $630 and $630 in trustee fees for the three months ended December 31, 2021 and 2020, respectively, and $1,260 and $1,260 for the six months ended December 31, 2021 and 2020, respectively, which is included in Other Expenses in the Statements of Operations.

Prior to its liquidation, RISE incurred $418 in trustee fees for the three months ended December 31, 2020, and $843 for the six months ended December 31, 2020, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $955,268 and $309,401 for the three months ended December 31, 2021 and 2020, respectively, and $1,751,168 and $657,815 for the six months ended December 31, 2021 and 2020, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $-0- and $18,432 for the three months ended December 31, 2021 and 2020, respectively, and $-0- and $18,432 for the six months ended December 31, 2021 and 2020, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $-0- for the three months ended December 31, 2021 and 2020, respectively, and $-0- and $-0- for the six months ended December 31, 2021 and 2020, respectively.

Prior to its liquidation, RISE incurred $75,249 (including $26 in interest expense) for the three months ended December 31, 2020, and $193,779 for the six months ended December 31, 2020, in routine offering, operational, administrative or other ordinary expenses.

Prior to its liquidation, the assumption of Fund expenses above the RISE Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $32,532 for the three months ended December 31, 2020, and $136,902 for the six months ended December 31, 2020.

(g) Organizational and Offering Costs

Expenses incurred in connection with organizing BDRY and up to the offering of its Shares upon commencement of its investment operations on March 22, 2018, were paid by the Sponsor and Breakwave without reimbursement.

Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the three and six months ended December 31, 2020, BDRY incurred no such expenses.

During the year ended June 30, 2021 the Sponsor, in order to maintain the continuous offering of Shares, undertook to register additional Shares of the Fund, the costs of which were borne by the Fund and aggregated $28,997, of which $19,544 was amortized to expense at December 31, 2021. Amortization of offering costs amounted to $7,309 and $14,618, respectively, for the three and six months ended December 31, 2021.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended December 31, 2021 and 2020, respectively, BDRY incurred no such expenses.

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

(b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2021
	Shares	Net Assets Decrease
Shares Sold	1,325,000	$39,550,333
Shares Redeemed	(2,025,000)	(59,883,921)
Net Decrease	(700,000)	$(20,333,588)

Summary of Share Transactions for the Three Months Ended December 31, 2020
	Shares	Net Assets Decrease
Shares Sold	100,000	$653,748
Shares Redeemed	(600,000)	(4,671,190)
Net Decrease	(500,000)	$(4,017,442)

Summary of Share Transactions for the Six Months Ended December 31, 2021
	Shares	Net Assets Decrease
Shares Sold	1,975,000	$60,081,658
Shares Redeemed	(3,525,000)	(101,114,763)
Net Decrease	(1,550,000)	$(41,033,105)

Summary of Share Transactions for the Six Months Ended December 31, 2020
	Shares	Net Assets Decrease
Shares Sold	275,000	$2,101,301
Shares Redeemed	(2,850,000)	(22,793,823)
Net Decrease	(2,575,000)	$(20,692,522)

SIT RISING RATE ETF (PRIOR TO LIQUIDATION ON NOVEMBER 18, 2020)

Summary of Share Transactions for the Three Months Ended December 31, 2020
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed In Liquidation	(150,040)	(2,989,783)
Net Decrease	(150,040)	$(2,989,783)

Summary of Share Transactions for the Six Months Ended December 31, 2020
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed (Including in Liquidation)	(250,040)	(4,998,233)
Net Decrease	(250,040)	$(4,998,233)

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

Futures and options contracts have expiration dates. Before or upon the expiration of a contract, BDRY may be required to enter into a replacement contract that is priced higher or that hase less favorable terms than the contract being replaced (see “Negative Roll Risk,” below). The Freight Futures market settles in cash against published indices, so there is no physical delivery against the futures contracts.

Similar to other futures contracts, the Freight Futures curve shape could be either in “contango” (where the futures curve is upward sloping with the next futures price higher than the current one) or “backwardation” (where the next futures price is lower than the current one). Contango curves are generally characterized by negative roll cost, as the expiring contract value is lower that the next prompt contract value, assuming the same lot size. That means there could be losses incurred when the contracts are rolled each period and such losses are independent of the Freight Futures price level.

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

(c) Natural Disaster/Epidemic Risk

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks previously mentioned, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains being affected, with potential corresponding results on the operating performance of the Fund and its investments. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Fund may have difficulty achieving its investment objective which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Fund’s Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s investments. These factors can cause substantial market volatility, exchange trading suspensions and closures and can impact the ability of the Fund to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the present time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on the Fund’s performance, resulting in losses to the Fund.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2021, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

On October 16, 2020, the Sponsor announced that it would close and liquidate the SIT RISING RATE ETF (“RISE”) because of the then current market conditions and the Fund’s asset size. The last day the liquidated fund accepted creation orders was on October 30, 2020. Trading in RISE was suspended after the close of the NYSE Arca on October 30, 2020. Proceeds of the liquidation were sent to shareholders on November 18, 2020 (the “Distribution Date”). From October 30, 2020 through the distribution date, shares of RISE did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in RISE on the Distribution Date automatically had their shares redeemed for cash at the current net asset value on November 18, 2020.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a BDRY Share outstanding throughout the three and six months ended December 31, 2021 and December 31, 2020, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended December 31,
	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$35.62	$8.24
Net investment income (loss)	(0.35)	(0.09)
Net realized and unrealized gain (loss)	(5.62)	(0.22)
Net Income (Loss)	(5.97)	(0.31)
Net Asset Value per Share, end of period	$29.65	$7.93
Market Value per Share, end of period	$29.49	$7.70

Ratios to Average Net Assets*
Expense Ratio***	4.78%	4.93%
Expense Ratio*** before Waiver/Assumption	4.78%	5.24%
Net Investment Income (Loss)	(4.77%)	(4.93%)
Total Return, at Net Asset Value**	(16.76%)	(3.76%)
Total Return, at Market Value**	(18.11%)	(6.55%)

*	Percentages are annualized
**	Percentages are not annualized
***	For Breakwave Dry Bulk Shipping ETF, Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any.

	SIX Months Ended December 31,
	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$28.88	$7.70
Net investment income (loss)	(0.59)	(0.17)
Net realized and unrealized gain (loss)	1.36	0.40
Net Income (Loss)	0.77	0.23
Net Asset Value per Share, end of period	$29.65	$7.93
Market Value per Share, end of period	$29.49	$7.70

Ratios to Average Net Assets*
Expense Ratio***	4.08%	4.32%
Expense Ratio*** before Waiver/Assumption	4.08%	4.45%
Net Investment Income (Loss)	(4.08%)	(4.32%)
Total Return, at Net Asset Value**	2.67%	2.99%
Total Return, at Market Value**	0.48%	4.19%

*	Percentages are annualized
**	Percentages are not annualized
***	For Breakwave Dry Bulk Shipping ETF, Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any.

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

BDRY commenced trading on the NYSE Arca on March 22, 2018 and trades under the symbol “BDRY”.

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

The Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of December 31, 2021 include:

Name	Ticker	Market Value USD
Baltic Panamax T/C Average Shipping Route Jan 22	BFFAP F22 Index	$9,212,250
Baltic Panamax T/C Average Shipping Route Feb 22	BFFAP G22 Index	9,280,765
Baltic Panamax T/C Average Shipping Route Mar 22	BFFAP H22 Index	9,308,455
Baltic Supramax Average Shipping Route Jan 22	S58FM F22 Index	2,291,670
Baltic Supramax Average Shipping Route Feb 22	S58FM G22 Index	2,217,420
Baltic Supramax Average Shipping Route Mar 22	S58FM H22 Index	2,239,470
Baltic Capesize Time Charter Jan 22	BFFATC F22 Index	12,626,350
Baltic Capesize Time Charter Feb 22	BFFATC G22 Index	10,838,850
Baltic Capesize Time Charter Mar 22	BFFATC H22 Index	10,919,700

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

Breakwave Dry Bulk Shipping ETF

During the three months ended December 31, 2021, freight rate volatility remained considerably high, as dry bulk freight rates declined from the decade-high levels reached in early October. The Baltic Dry Index, an index that tracks global spot rates for dry bulk, saw a significant drop of more than 60% from its highs, as slower demand from China took a toll on dry bulk freight rates. Despite the declines, dry bulk spot rates remained elevated versus recent history, as the drivers behind the recent strength, namely port congestion, supply chain disruptions and strong global demand for coal, continued to provide support to rates. The winter months generally lead to slower demand for dry bulk transportation as weather disruptions and slower construction activity in China affects demand mainly for iron ore. As a result, the outlook for freight rates going into early 2022 was less promising as it is each year, but for the full year, expectations are for relatively robust activity.

During the three months ended December 31, 2021, freight futures also followed spot rates closely, and freight futures prices declined across the board. At the end of the quarter, the futures curve indicated weaker rates for the first quarter of 2022 versus the fourth quarter of 2021, but for the full year, expectations based on the futures prices pointed to a strong outlook versus recent history, though at lower levels versus 2021. BDRY closely tracked the performance of short-term dry bulk freight futures, leading to higher volatility of the Fund’s NAV per share during the period. BDRY ended up 17% lower for the quarter.

COMPARISON OF PER SHARE BDRY NAV TO BDRY MARKET VALUE
FOR THE THREE MONTHS ENDED DECEMBER 31, 2021
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
09/30/2021
10/07/2021
10/14/2021
10/21/2021
10/28/2021
11/04/2021
11/11/2021
11/18/2021
11/25/2021
12/02/2021
12/09/2021
12/16/2021
12/23/2021
12/30/2021
NAV
Market Value

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended December 31, 2021.

COMPARISON OF PER SHARE BDRY NAV TO BDRY MARKET VALUE
FOR THE SIX MONTHS ENDED DECEMBER 31, 2021
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
06/30/2021
07/31/2021
08/31/2021
09/30/2021
10/31/2021
11/30/2021
12/31/2021
NAV
Market Value

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the six months ended December 31, 2021.

COMPARISON OF PER SHARE BDRY NAV TO BDRY MARKET VALUE
FOR THE THREE MONTHS ENDED DECEMBER 31, 2020
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
09/30/2020
10/07/2020
10/14/2020
10/21/2020
10/28/2020
11/04/2020
11/11/2020
11/18/2020
11/25/2020
12/02/2020
12/09/2020
12/16/2020
12/23/2020
12/30/2020
NAV
Market Value

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended December 31, 2020.

COMPARISON OF PER SHARE BDRY NAV TO BDRY MARKET VALUE
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
06/30/2020
07/31/2020
08/31/2020
09/30/2020
10/31/2020
11/30/2020
12/31/2020
NAV
Market Value

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the six months ended December 31, 2021.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

COMPARISON OF PER SHARE BDRY NAV TO BDRY BENCHMARK PORTFOLIO FOR THE SIX MONTHS ENDED DECEMBER 31, 2021
(BASE=100)
160
140
120
100
80
60
40
20
0
06/30/2021
07/31/2021
08/31/2021
09/30/2021
10/31/2021
11/30/2021
12/31/2021
NAV
Benchmark Portfolio

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

COMPARISON OF PER SHARE BDRY NAV TO BDRY BENCHMARK PORTFOLIO FOR THE THREE MONTHS ENDED DECEMBER 31,2020 (BASE=100)
120
100
80
60
40
20
0
09/30/2020
10/07/2020
10/14/2020
10/21/2020
10/28/2020
11/04/2020
11/11/2020
11/18/2020
11/25/2020
12/02/2020
12/09/2020
12/16/2020
12/23/2020
12/30/2020
NAV
Benchmark Portfolio

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

COMPARISON OF PER SHARE BDRY NAV TO BDRY BENCHMARK PORTFOLIO FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (BASE=100)
140
120
100
80
60
40
20
0
06/30/2020
07/31/2020
08/31/2020
09/30/2020
10/31/2020
11/30/2020
12/31/2020
NAV
Benchmark Portfolio

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended December 31, 2021 and 2020, and the six months ended December 31, 2021 and 2020. The difference in the NAV price the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

Fund Share Price Performance

During the three months ended December 31, 2021, the NYSE Arca market value of each Share decreased (-18.11%) from $36.01 per Share, representing the closing trade on September 30, 2021, to $29.49 per Share, representing the closing price on December 31, 2021. The Share price high and low for the three months ended December 31, 2021 and related change from the closing Share price on September 30, 2021 were as follows: Shares traded from a high of $42.22 per Share (+17.25%) on October 6, 2021 to a low of $19.12 per Share (-46.90%) on November 16, 2021.

Fund Share Net Asset Performance

For the three months ended December 31, 2021, the net asset value of each Share decreased (-16.76%) from $35.62 per Share to $29.65 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the three months ended December 31, 2021.

Net loss for the three months ended December 31, 2021, was $18,940,894, resulting from net realized losses on investments and futures contracts of $1,117,138, unrealized losses on futures contracts of $16,869,110 and the net investment loss of $954,646.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021

Fund Share Price Performance

During the six months ended December 31, 2021, the NYSE Arca market value of each Share increased (+0.48%) from $29.35 per Share, representing the closing trade on June 30, 2021, to $29.49 per Share, representing the closing price on December 31, 2021. The Share price high and low for the six months ended December 31, 2021 and related change from the closing Share price on June 30, 2021 were as follows: Shares traded from a high of $42.22 per Share (+43.85%) on October 6, 2021 to a low of $19.12 per Share (-34.86%) on November 16, 2021.

Fund Share Net Asset Performance

For the six months ended December 31, 2021, the net asset value of each Share increased (+2.67%) from $28.88 per Share to $29.65 per Share. Unrealized losses in the futures contracts offset net realized gains on the futures contracts, and coupled with the net investments loss, would typically be expected to result in a decrease in the NAV per Share. The timing of Fund Shares created and redeemed positively impacted the otherwise negative investment performance which resulted in the overall slight increase in the NAV per Share during six months ended December 31, 2021.

Net loss for the six months ended December 31, 2021, was $1,882,095, resulting from net realized gains on investments and futures contracts of $18,463,560, unrealized losses on futures contracts of $18,595,890 and the net investment loss of $1,749,765.

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

The Fund generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and its investments in collateralizing Treasury Securities. Generally, all of the net assets of the Fund are allocated to trading in Benchmark Component Instruments. Most of the assets of the Fund are held in Treasury Instruments, cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Fund are paid to the Fund. Due to the economic uncertainty due to the continuing impact of the COVID-19 pandemic, the Fund has experienced a significant decrease in interest rates, and as such the Fund is experiencing a higher breakeven year over year.

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

Management believes that as of December 31, 2021, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

Off Balance Sheet Financing

As of December 31, 2021, neither the Trust nor the Fund have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through September 30, 2023. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $-0- for the three months ended December 31, 2021 and 2020, respectively, and $-0- and $-0- for the six months ended December 31, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $-0- and $18,432 for the three months ended December 31, 2021 and 2020, respectively, and $-0- and $18,432 for the six months ended December 31, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $955,268 and $309,401 for the three months ended December 31, 2021 and 2020, respectively, and $1,751,168 and $657,815, for the six months ended December 31, 2021 and 2020, respectively, as disclosed in the Combined Statements of Operations.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On December 31, 2021, 2,400,040 shares of the Fund were outstanding for a market capitalization of $71,161,952. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed eighty-one (81) baskets (each comprising 25,000 shares) during the three months ended December 31, 2021 at an average price per share of $29.57. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended December 31, 2021:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
October 2021	925,000	$34.50
November 2021	400,000	23.53
December 2021	700,000	26.51
Total	2,025,000	$29.57

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

Date: February 11, 2022