Form 10-Q
period 2022-03-31
ETF Managers Group Commodity Trust I
filed 2022-05-13
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2022.

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______ to _______.

Commission File Number: 001-36851

ETF Managers Group Commodity Trust I

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4793446
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30 Maple Street – Suite 2 Summit, NJ 07901	07901
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of Shares outstanding, as of May 2, 2022: 2,775,040

ETF MANAGERS GROUP COMMODITY TRUST I

i

Part I.
INTERIM FINANCIAL INFORMATION

Item 1. Interim Combined Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

March 31, 2022 (Unaudited)

		ETF
	BREAKWAVE DRY BULK SHIPPING	MANAGERS GROUP COMMODITY
	ETF	TRUST I
Assets
Investment in securities, at fair value (Cost $17,462,227)	$17,462,227	$17,462,227
Segregated cash held by broker	41,781,033	41,781,033
Receivable on open futures contracts	3,348,980	3,348,980
Prepaid expenses	2,385	2,385
Receivable for fund shares sold	16,356,505	16,356,505
Interest receivable	1,624	1,624
Total assets	78,952,754	78,952,754
Liabilities
Due to Sponsor	202,094	202,094
Other accrued expenses	37,694	37,694
Total liabilities	239,788	239,788

Net Assets	$78,712,966	$78,712,966

Shares outstanding (unlimited authorized)	3,275,040
Net asset value per share	$24.03
Market value per share	$24.18

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

June 30, 2021

		ETF
	BREAKWAVE DRY BULK SHIPPING	MANAGERS GROUP COMMODITY
	ETF	TRUST I
Assets
Investment in securities, at fair value (cost $42,654,058)	$42,654,058	$42,654,058
Segregated cash held by broker	50,040,588	50,040,588
Receivable on open futures contracts	21,723,570	21,723,570
Prepaid expenses	24,071	24,071
Interest receivable	443	443
Total assets	114,442,730	114,442,730
Liabilities
Due to Sponsor	235,071	235,071
Other accrued expenses	130,507	130,507
Total liabilities	365,578	365,578

Net Assets	$114,077,152	$114,077,152

Shares outstanding (unlimited authorized)	3,950,040
Net asset value per share	$28.88
Market value per share	$29.35

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedules of Investments

March 31, 2022 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING	ETF MANAGERS GROUP COMMODITY
	ETF	TRUST I

MONEY MARKET FUNDS - 22.2%
First American US Treasury Obligations Fund, Class X, 0.02% (a)	$17,462,227	$17,462,227
TOTAL MONEY MARKET FUNDS (Cost $17,462,227)	17,462,227	17,462,227

Total Investments (Cost $17,462,227) - 22.2%	17,462,227	17,462,227
Other Assets in Excess of Liabilities - 77.8% (b)	61,250,739	61,250,739
TOTAL NET ASSETS - 100.0%	$78,712,966	$78,712,966

(a)	Annualized seven-day yield as of March 31, 2022.

(b)	$47,432,266 of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	ETF MANAGERS GROUP
Futures Contracts	Appreciation/	COMMODITY
March 31, 2022	(Depreciation)	TRUST I

Baltic Capesize Time Charter Expiring April 29, 2022 (Underlying Face Amount at Market Value - $8,142,750) (375 contracts)	$(1,864,500)	$(1,864,500)
Baltic Capesize Time Charter Expiring May 31, 2022 (Underlying Face Amount at Market Value - $11,263,500) (375 contracts)	1,256,250	1,256,250
Baltic Capesize Time Charter Expiring June 30, 2022 (Underlying Face Amount at Market Value - $12,849,000) (375 contracts)	2,841,750	2,841,750
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring April 29, 2022 (Underlying Face Amount at Market Value - $7,753,440) (290 contracts)	(25,060)	(25,060)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring May 31, 2022 (Underlying Face Amount at Market Value - $8,127,250) (290 contracts)	337,500	337,500
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring June 30, 2022 (Underlying Face Amount at Market Value - $8,089,840) (290 contracts)	300,090	300,090
Baltic Exchange Supramax T/C Average Shipping Route Expiring April 29, 2022 (Underlying Face Amount at Market Value - $1,824,480) (60 contracts)	140,730	140,730
Baltic Exchange Supramax T/C Average Shipping Route Expiring May 31, 2022 (Underlying Face Amount at Market Value - $1,878,240) (60 contracts)	194,490	194,490
Baltic Exchange Supramax T/C Average Shipping Route Expiring June 30, 2022 (Underlying Face Amount at Market Value - $1,851,480) (60 contracts)	167,730	167,730
	$3,348,980	$3,348,980

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

June 30, 2021

	BREAKWAVE	ETF MANAGERS
	DRY BULK SHIPPING	GROUP COMMODITY
	ETF	TRUST I

MONEY MARKET FUNDS - 37.4%
First American US Treasury Obligations Fund, Class X, 0.01% (a) (42,654,058 shares)	$42,654,058	$42,654,058
TOTAL MONEY MARKET FUNDS (Cost $42,654,058)	42,654,058	42,654,058

Total Investments (Cost $42,654,058) - 37.4%	42,654,058	42,654,058
Other Assets in Excess of Liabilities - 62.6% (b)	71,423,094	71,423,094
TOTAL NET ASSETS - 100.0%	$114,077,152	$114,077,152

(a)	Annualized seven-day yield as of June 30, 2021.

(b)	$50,040,588 of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	ETF MANAGERS GROUP
Futures Contracts	Appreciation/	COMMODITY
June 30, 2021	(Depreciation)	TRUST I *

Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 30, 2021 (Underlying Face Amount at Market Value - $16,372,965 (435 contracts)	$4,928,465	$4,928,465
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 27, 2021 (Underlying Face Amount at Market Value - $16,231,590) (435 contracts)	4,827,090	4,827,090
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 24, 2021 (Underlying Face Amount at Market Value - $15,374,205) (435 contracts)	3,969,705	3,969,705
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 30, 2021 (Underlying Face Amount at Market Value - $3,632,160) (105 contracts)	1,023,535	1,023,535
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 27, 2021 (Underlying Face Amount at Market Value - $3,696,000) (105 contracts)	1,091,125	1,091,125
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 24, 2021 (Underlying Face Amount at Market Value - $3,435,285) (105 contracts)	830,410	830,410
Baltic Capesize Time Charter Expiring July 30, 2021 (Underlying Face Amount at Market Value - $15,947,020) (445 contracts)	612,895	612,895
Baltic Capesize Time Charter Expiring August 27, 2021 (Underlying Face Amount at Market Value - $17,744,375) (445 contracts)	2,375,750	2,375,750
Baltic Capesize Time Charter Expiring September 24, 2021 (Underlying Face Amount at Market Value - $17,442,220) (445 contracts)	2,064,595	2,064,595
	$21,723,570	$21,723,570

*	SIT Rising Rate ETF, which had been a series of the Trust, liquidated as of November 18, 2020.

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

Three Months Ended March 31, 2022 (Unaudited)

	BREAKWAVE	ETF MANAGERS
	DRY BULK SHIPPING	GROUP COMMODITY
	ETF	TRUST I

Investment Income
Interest	$1,846	$1,846

Expenses
Sponsor fee	30,823	30,823
CTA fee	217,886	217,886
Audit fees	21,600	21,600
Tax preparation fees	89,979	89,979
Admin/accounting/custodian/transfer agent fees	15,930	15,930
Legal fees	11,096	11,096
Chief Compliance Officer fees	6,164	6,164
Principal Financial Officer fees	6,164	6,164
Regulatory reporting fees	6,164	6,164
Brokerage commissions	140,833	140,833
Distribution fees	3,873	3,873
NJ Filing fees	102,034	102,034
Insurance expense	3,699	3,699
Listing and calculation agent fees	2,515	2,515
Marketing expenses	5,956	5,956
Amortization of Offering Costs	7,150	7,150
Other expenses	3,312	3,312
Website Support and Marketing Materials	3,699	3,699
Printing and Postage	2,605	2,605
Wholesale support fees	24,195	24,195
Interest expense	39,471	39,471
Total Expenses	745,148	745,148
Less: Waiver of CTA fee	-	-
Less: Expenses absorbed by Sponsor	-	-
Net Expenses	745,148	745,148
Net Investment Income (Loss)	(743,302)	(743,302)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	(10,253,439)	(10,253,439)

Change in Unrealized Gain (Loss) on
Investments and futures contracts	(11,194,715)	(11,194,715)
Net realized and unrealized gain (loss)	(21,448,154)	(21,448,154)
Net income (loss)	$(22,191,456)	$(22,191,456)

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

Nine Months Ended March 31, 2022 (Unaudited)

		ETF
	BREAKWAVE DRY BULK SHIPPING	MANAGERS GROUP COMMODITY
	ETF	TRUST I

Investment Income
Interest	$3,248	$3,248

Expenses
Sponsor fee	100,170	100,170
CTA fee	840,175	840,175
Audit fees	65,747	65,747
Tax preparation fees	335,085	335,085
Admin/accounting/custodian/transfer agent fees	48,511	48,511
Legal fees	33,782	33,782
Chief Compliance Officer fees	18,766	18,766
Principal Financial Officer fees	18,766	18,766
Regulatory reporting fees	18,766	18,766
Brokerage commissions	517,171	517,171
Distribution fees	11,791	11,791
NJ Filing fees	276,910	276,910
Insurance expense	11,261	11,261
Listing and calculation agent fees	7,657	7,657
Marketing expenses	5,956	5,956
Amortization of Offering Costs	21,768	21,768
Other expenses	14,081	14,081
Website Support and Marketing Materials	11,261	11,261
Printing and Postage	10,872	10,872
Wholesale support fees	88,296	88,296
Interest expense	39,523	39,523
Total Expenses	2,496,315	2,496,315
Less: Waiver of CTA fee	-	-
Less: Expenses absorbed by Sponsor	-	-
Net Expenses	2,496,315	2,496,315
Net Investment Income (Loss)	(2,493,067)	(2,493,067)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	8,210,121	8,210,121

Change in Unrealized Gain (Loss) on
Investments and futures contracts	(29,790,605)	(29,790,605)
Net realized and unrealized gain (loss)	(21,580,484)	(21,580,484)
Net income (loss)	$(24,073,551)	$(24,073,551)

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Net Assets

Three Months Ended March 31, 2022 (Unaudited)

		ETF
	BREAKWAVE DRY BULK SHIPPING	MANAGERS GROUP COMMODITY
	ETF	TRUST I

Net Assets at Beginning of Period	$71,161,952	$71,161,952

Increase (decrease) in Net Assets from share transactions
Addition of 1,875,000 shares	55,053,580	55,053,580
Redemption of 1,000,000 shares	(25,311,110)	(25,311,110)
Net Increase (decrease) in Net Assets from share transactions	29,742,470	29,742,470

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(743,302)	(743,302)
Net realized gain (loss)	(10,253,439)	(10,253,439)
Change in net unrealized gain (loss)	(11,194,715)	(11,194,715)

Net Increase (decrease) in Net Assets from operations	(22,191,456)	(22,191,456)

Net Assets at End of Period	$78,712,966	$78,712,966

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Net Assets

Nine Months Ended March 31, 2022 (Unaudited)

		ETF
	BREAKWAVE DRY BULK SHIPPING	MANAGERS GROUP COMMODITY
	ETF	TRUST I

Net Assets at Beginning of Period	$114,077,152	$114,077,152

Increase (decrease) in Net Assets from share transactions
Addition of 3,850,000 shares	115,135,238	115,135,238
Redemption of 4,525,000 shares	(126,425,873)	(126,425,873)
Net increase (decrease) in Net Assets from share transactions	(11,290,635)	(11,290,635)

Increase (decrease) in Net Assets from operations
Net investment gain (loss)	(2,493,067)	(2,493,067)
Net realized gain (loss)	8,210,121	8,210,121
Change in net unrealized gain (loss)	(29,790,605)	(29,790,605)

Net Increase (Decrease) in Net Assets from operations	(24,073,551)	(24,073,551)

Net Assets at End of Period	$78,712,966	$78,712,966

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows

Nine Months Ended March 31, 2022 (Unaudited)

		ETF
	BREAKWAVE DRY BULK SHIPPING	MANAGERS GROUP COMMODITY
	ETF	TRUST I

Cash flows provided by (used in) operating activities
Net income (loss)	$(24,073,551)	$(24,073,551)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Net realized loss (gain) on investments	(8,210,121)	(8,210,121)
Change in net unrealized loss (gain) on investments	29,790,605	29,790,605
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	3,611,347	3,611,347
Increase in interest receivable	(1,181)	(1,181)
Decrease in receivable on open futures contracts	18,374,590	18,374,590
Decrease in prepaid expenses	21,686	21,686
Increase in receivable for Fund shares sold	(16,356,505)	(16,356,505)
Increase in Due to Custodian	5,651,233	5,651,233
Decrease in due to Sponsor	(32,977)	(32,977)
Decrease in other accrued expenses	(92,813)	(92,813)
Net cash provided by (used in) operating activities	8,682,313	8,682,313
Cash flows from financing activities
Proceeds from sale of shares	115,135,238	115,135,238
Paid on redemption of shares	(126,425,873)	(126,425,873)
Net cash provided by financing activities	(11,290,635)	(11,290,635)
Net increase (decrease) in cash and restricted cash	(2,608,322)	(2,608,322)
Cash and restricted cash, beginning of period	50,040,588	50,040,588
Cash and restricted cash, end of period	$47,432,266	$47,432,266

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-
Segregated cash held by broker	41,781,033	41,781,033
Total cash and restricted cash as shown on the statement of cash flows	$41,781,033	$41,781,033

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

March 31, 2022 (unaudited)

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

The accompanying interim combined financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. These interim financial statements should be read in conjunction with BDRY’s annual report on Form 10-K for the year ended June 30, 2021 and BDRY’s prospectus dated March 24, 2022 (the “BDRY Prospectus,”). Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three and nine months ended March 31, 2022 and 2021 was at 4:00 p.m. Eastern Time on March 31, 2022 and 2021, respectively. RISE was liquidated on November 18, 2020 at its final net asset value as of that date.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three and nine months ended March 31, 2022 and 2021.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at March 31, 2022 and 2021.

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

The following table summarizes BDRY’s valuation of investments at March 31, 2022 and at June 30, 2021 using the fair value hierarchy:

	March 31, 2022 (unaudited)
	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	$17,462,227a	$3,348,980b	$20,811,207

a – Included in Investments in securities in the Statements of Assets and Liabilities.

b – Included in Receivable on open futures contracts in the Statements of Assets and Liabilities.

	June 30, 2021 (audited)
	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	$42,654,058a	$21,723,570b	$64,377,628

a – Included in Investments in securities in the Statements of Assets and Liabilities.

b – Included in Receivable on open futures contracts in the Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the nine months ended March 31, 2022 and the year ended June 30, 2021, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

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

Management of the Fund has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at March 31, 2022 and June 30, 2021. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Fund’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at March 31, 2022 and at June 30, 2021, as applicable, are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of March 31, 2022

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Fair Value	Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$3,348,980*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2021

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$21,723,570*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended March 31, 2022

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(10,253,439)	$(11,194,715)

The futures contracts open at March 31, 2022 are indicative of the activity for the three months ended March 31, 2022.

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

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Statements of Operations

For the Nine Months Ended March 31, 2022

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$8,210,021	$(29,790,605)

The futures contracts open at March 31, 2022 are indicative of the activity for the nine months ended March 31, 2022.

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

SIT RISING RATE ETF

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $-0- and $20,752, for the three months ended March 31, 2022 and 2021, respectively, and $-0- and $39,184 for the nine months ended March 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

The Fund currently accrues its daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund in excess of the Fund’s Expense Cap, which in the case of RISE, aggregated $136,902 for the nine months ended March 31, 2021, as disclosed in the Statements of Operations. In the case of BDRY, expenses absorbed by the sponsor aggregated $-0- and $-0- for the three months ended March 31, 2022 and 2021, respectively, and $-0- and $-0- for the nine months ended March 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

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

BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $15,930 and $15,930 for the three months ended March 31, 2022 and 2021, respectively, and $48,511 and $48,498 for the nine months ended March 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation RISE paid U.S. Bank $19,486 for the nine months ended March 31, 2021, as disclosed in the Statements of Operations.

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

BDRY incurred $3,873 and $3,873 for the three months ended March 31, 2022 and 2021, respectively, and $11,791 and $11,791 for the nine months ended March 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation, RISE incurred $5,116 in distribution and related administrative services for the nine months ended March 31, 2021, as disclosed in the Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

BDRY incurred $24,195 and $16,042 in wholesale support fees for the three months ended March 31, 2022 and 2021, respectively, and $88,296 and $46,437 for the nine months ended March 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation, RISE also paid the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly. Prior to its liquidation, RISE incurred $1,522 for the nine months ended March 31, 2021, as disclosed in the Statements of Operations.

(d) The Commodity Broker

ED&F Man Capital Inc., a Delaware limited liability company, serves as BDRY’s clearing broker (the “Commodity Broker”). In its capacity as clearing broker, the Commodity Broker executes and clears the Funds’ futures transactions and performs certain administrative services for the Fund.

The Fund pays respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees to exceed 0.40% (excluding the impact on the Fund of creation and/or redemption activity) of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $140,833 and $115,803 in brokerage commissions and fees for the three months ended March 31, 2022 and 2021, respectively, and $517,171 and $274,845 for the nine months ended March 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation, RISE incurred $1,424 in brokerage commissions and fees for the nine months ended March 31, 2021, as disclosed in the Statements of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for the Fund, Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for the Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $617 and $617 in trustee fees for the three months ended March 31, 2022 and 2021, respectively, and $1,877 and $1,877 for the nine months ended March 31, 2022 and 2021, respectively, which is included in Other Expenses in the Statements of Operations.

Prior to its liquidation, RISE incurred $843 in trustee fees for the nine months ended March 31, 2021, which is included in Other Expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $745,149 and $424,697 for the three months ended March 31, 2022 and 2021, respectively, and $2,496,315 and $1,082,512 for the nine months ended March 31, 2022 and 2021, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $-0- and $20,752 for the three months ended March 31, 2022 and 2021, respectively, and $-0- and $39,184 for the nine months ended March 31, 2022 and 2021, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $-0- for the three months ended March 31, 2022 and 2021, respectively, and $-0- and $-0- for the nine months ended March 31, 2022 and 2021, respectively.

Prior to its liquidation, RISE incurred $193,779 for the nine months ended March 31, 2021, in routine offering, operational, administrative or other ordinary expenses.

Prior to its liquidation, the assumption of Fund expenses above the RISE Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $136,902 for the nine months ended March 31, 2021.

(g) Organizational and Offering Costs

Expenses incurred in connection with organizing BDRY and up to the offering of its Shares upon commencement of its investment operations on March 22, 2018, were paid by the Sponsor and Breakwave without reimbursement.

Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the three and nine months ended March 31, 2022, BDRY incurred no such expenses.

During the year ended June 30, 2021 the Sponsor, in order to maintain the continuous offering of Shares, undertook to register additional Shares of the Fund, the costs of which were borne by the Fund and aggregated $28,997, of which $26,612 was amortized to expense at March 31, 2022. Amortization of offering costs amounted to $7,150 and $21,768, respectively, for the three and nine months ended March 31, 2022.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended March 31, 2022 and 2021, respectively, BDRY incurred no such expenses.

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

(b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2022
	Shares	Net Assets Increase
Shares Sold	1,875,000	$55,053,580
Shares Redeemed	(1,000,000)	(25,311,110)
Net Increase	875,000	$29,742,470

Summary of Share Transactions for the Three Months Ended March 31, 2021
	Shares	Net Assets Decrease
Shares Sold	1,250,000	$21,230,015
Shares Redeemed	(1,725,000)	(23,034,021)
Net Decrease	(475,000)	$(1,804,006)

Summary of Share Transactions for the Nine Months Ended March 31, 2022
	Shares	Net Assets Decrease
Shares Sold	3,850,000	$115,135,238
Shares Redeemed	(4,525,000)	(126,425,873)
Net Decrease	(675,000)	$(11,290,635)

Summary of Share Transactions for the Nine Months Ended March 31, 2021
	Shares	Net Assets Decrease
Shares Sold	1,525,000	$23,331,316
Shares Redeemed	(4,575,000)	(45,827,844)
Net Increase	(3,050,000)	$(22,496,528)

SIT RISING RATE ETF (PRIOR TO LIQUIDATION ON NOVEMBER 18, 2020)

Summary of Share Transactions for the Nine Months Ended March 31, 2021
	Shares	Net Assets Decrease
Shares Sold	—	$—
Shares Redeemed (Including in Liquidation)	(250,040)	(4,998,233)
Net Decrease	(250,040)	$(4,998,233)

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

Futures and options contracts have expiration dates. Before or upon the expiration of a contract, BDRY may be required to enter into a replacement contract that is priced higher or that has less favorable terms than the contract being replaced (see “Negative Roll Risk,” below). The Freight Futures market settles in cash against published indices, so there is no physical delivery against the futures contracts.

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

As of late February, the ongoing conflict between Russia in Ukraine has developed into a war, posing an increasing risk for global economic growth. Major economic sanctions against Russia are having a considerable impact on oil and gas prices, given the dependence of the EU on oil and gas exports out of Russia combined with limited spare capacity of such commodities globally. Energy prices have increased significantly, leading to major inflationary pressures in the major developed countries that rely heavily on oil and gas exports out of Russia. In addition, the combined Russia/Ukraine region account for approximately one quarter of global grain production, one of the main cargoes transported by dry bulk vessels, while coal and iron ore exports out of the region have also been reduced. The above factors can have a material negative impact on demand for dry bulk transportation, while slower economic growth could also negatively affect demand for dry bulk commodities in the rest of the world, leading to lower dry bulk freight rates.

The recent conflict between Russia and Ukraine is having a profound impact on global commodities prices including grain and coal, two of the most important commodities for dry bulk shipping. Given the importance of the region in export volumes for both grains and coal, a prolong stoppage could lead to significantly lower freight rates and thus a decline in freight futures prices and a decline in the value of the Fund. Although coal supplies could potentially be sourced from elsewhere partly mitigating the negative impact of the lost volumes, global grain production capacity is limited, and thus the impact of the lost volumes could not be easily mitigated. In addition, the recent geopolitical turmoil has led to an increase in government protectionism when it comes to commodities, and if such a trend continues, it could lead to lower bulk commodities trading globally over the long term. The impact of such a scenario on dry bulk shipping will be negative, leading to lower spot rates and as a result lower freight futures prices and a decline in the value of the Fund.

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

(c) Natural Disaster/Epidemic Risk

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Fund and its investments. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Fund may have difficulty achieving its investment objective which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Fund’s Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s investments. These factors can cause substantial market volatility, exchange trading suspensions and closures and can impact the ability of the Fund to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the present time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on the Fund’s performance, resulting in losses to the Fund.

(d) Risk that Current Assumptions and Expectations Could Become Outdated as a result of Global Economic Shocks

The onset of the novel coronavirus (COVID-19) has caused significant shocks to global financial markets and economies, with many governments taking extreme actions to slow and contain the spread of COVID-19. These actions have had, and may continue to have, a severe economic impact on global economies as economic activity in some instances has essentially ceased at times. Financial markets across the globe have experienced, and may continue to experience, severe distress at least equal to what was experienced during the global financial crisis in 2008.

The global economic shocks recently experienced and which may continue to be experienced may cause the underlying assumptions and expectations of the Fund to become outdated quickly or inaccurate, resulting in significant losses.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2022, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

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

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three month and nine months ended March 31, 2022 and March 31, 2021, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	BREAKWAVE DRY BULK SHIPPING ETF
	THREE MONTHS ENDED
	MARCH 31, 2022	MARCH 31, 2021

Net Asset Value
Net asset value per Share, beginning of period	$29.65	$7.93
Net investment income (loss)	(0.29)	(0.16)
Net realized and unrealized gain (loss)	(5.32)	9.04
Net Income (Loss)	(5.62)	8.88
Net Asset Value per Share, end of period	24.03	$16.81
Market Value per Share, end of period	$24.18	$16.92
Ratios to Average Net Assets*
Expense Ratio***	4.96%	4.91%
Expense Ratio*** before Waiver/Assumption	4.96%	5.16%
Net Investment Income (Loss)	(4.95)%	(4.90)%
Total Return, at Net Asset Value**	(18.94)%	111.98%
Total Return, at Market Value**	(18.01)%	119.74%

*	Percentages are annualized
**	Percentages are not annualized
***	Since inception (March 22, 2018), Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses.

	BREAKWAVE DRY BULK SHIPPING ETF
	NINE MONTHS ENDED
	MARCH 31, 2022	MARCH 31, 2021

Net Asset Value
Net asset value per Share, beginning of period	$28.88	$7.70
Net investment income (loss)	(0.88)	(0.31)
Net realized and unrealized gain (loss)	(3.97)	9.42
Net Income (Loss)	(4.85)	9.11
Net Asset Value per Share, end of period	24.03	16.81
Market Value per Share, end of period	$24.18	$16.92
Ratios to Average Net Assets*
Expense Ratio***	4.31%	4.52%
Expense Ratio*** before Waiver/Assumption	4.31%	4.69%
Net Investment Income (Loss)	(4.30)%	(4.52)%
Total Return, at Net Asset Value**	(16.79)%	118.31%
Total Return, at Market Value**	(17.61)%	128.96%

*	Percentages are annualized
**	Percentages are not annualized
***	For Breakwave Dry Bulk Shipping ETF, as of inception (March 22, 2018), Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses.

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

The Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of March 31, 2022 include:

Name	Ticker	Market Value USD
Baltic Panamax T/C Average Shipping Route Apr 22	BFFAP J22 Index	$7,753,440
Baltic Panamax T/C Average Shipping Route May 22	BFFAP K22 Index	8,127,250
Baltic Panamax T/C Average Shipping Route Jun 22	BFFAP M22 Index	8,089,840
Baltic Supramax Average Shipping Route Apr 22	S58FM J22 Index	1,824,480
Baltic Supramax Average Shipping Route May 22	S58FM K22 Index	1,878,240
Baltic Supramax Average Shipping Route Jun 22	S58FM M22 Index	1,851,480
Baltic Capesize Time Charter Apr 22	BFFATC J22 Index	8,142,750
Baltic Capesize Time Charter May 22	BFFATC K22 Index	11,263,500
Baltic Capesize Time Charter Jun 22	BFFATC M22 Index	12,849,000

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

BDRY will hold cash or cash equivalents such as U.S. Treasuries or other high credit quality, short-term fixed-income or similar securities for direct investment or as collateral for the freight futures contracts and for other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. The Fund may also realize interest income from its holdings in U.S. Treasuries or other market rate instruments.

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

Breakwave Dry Bulk Shipping ETF

During the three months ended March 31, 2022, freight rate volatility eased as dry bulk freight rates seasonally declined due to lower demand for iron ore transportation. The Baltic Dry Index, an index that tracks global spot rates for dry bulk, dropped in January before recovering in the second half of the quarter, ending the period marginally higher. Bad weather in Brazil, a major iron ore exporting region, negatively affected export volumes, and thus demand for transportation. Partial offset to such weakness was stronger demand for coal transportation, as the ongoing war in Ukraine and the related sanctions on Russia led to an increase in demand for coal from other regions. Small size bulkers saw much of the trade demand, and thus, rates for such segments remained elevated during the period. Overall, the Baltic Dry Index averaged approximately 18% above last year’s level.

During the three months ended March 31, 2022, freight futures also followed spot rates closely, and freight futures prices declined across the board. At the end of the quarter, the futures curve indicated much stronger rates for the second quarter of 2022 versus the first quarter of 2022, something that is partially explained by seasonality. Yet, the futures curve at the end of the quarter remained in steep contango, indicating optimism about the future but also presenting a relatively higher risk if spot rates fail to match the level that the futures are indicating. BDRY closely tracked the performance of short-term dry bulk freight futures, leading to higher volatility of the Fund’s NAV per share during the period. BDRY ended 18% lower.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended March 31, 2022.

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

The per Share market value of BDRY and its NAV tracked closely for the nine months ended March 31, 2022.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended March 31, 2022 and 2021, and the nine months ended March 31, 2022 and 2021. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

●	Benchmark portfolio uses settlement prices of freight futures vs. BDRY closing Share price,

●	Benchmark portfolio roll methodology assumes rolls that can happen even at fractions of lots vs. BDRY that uses the real minimum market lot available (5 lots per month),

●	Benchmark portfolio assumes rolls are happening at the settlement price of the day vs. that buys at a transaction price during the day that might or might not be equal to the settlement price,

●	Benchmark portfolio assumes no trading commissions vs. BDRY that pays 10bps for each transaction,

●	Benchmark portfolio assumes no clearing fees vs. BDRY that pays approximately 3-5bps of total clearing fees for each trade,

●	Benchmark portfolio assumes no management fees vs. BDRY fee structure of 3.5% of average net assets on an annualized basis, and

●	Creations and redemptions that lead to transactions that occur at prices that might be different than the settlement prices

There are no competitors. BDRY is the only Freight futures ETF globally.

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Fund Share Price Performance

During the three months ended March 31, 2022, the NYSE Arca market value of each Share decreased (-18.01%) from $29.49 per Share, representing the closing trade on December 31, 2021, to $24.18 per Share, representing the closing price on March 31, 2022. The Share price high and low for the three months ended March 31, 2022 and related change from the closing Share price on December 31, 2021 were as follows: Shares traded from a high of $29.67 per Share (+0.61%) on January 3, 2022 to a low of $19.29 per Share (-34.59%) on January 19, 2022.

Fund Share Net Asset Performance

For the three months ended March 31, 2022, the net asset value of each Share decreased (-18.94%) from $29.65 per Share to $24.03 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the three months ended March 31, 2022.

Net loss for the three months ended March 31, 2022, was $22,191,456, resulting from net realized losses on investments and futures contracts of $10,253,439, unrealized losses on futures contracts of $11,194,715 and the net investment loss of $743,302.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022

Fund Share Price Performance

During the nine months ended March 31, 2022, the NYSE Arca market value of each Share decreased (-17.61%) from $29.35 per Share, representing the closing trade on June 30, 2021, to $24.18 per Share, representing the closing price on March 31, 2022. The Share price high and low for the nine months ended March 31, 2022 and related change from the closing Share price on June 30, 2021 were as follows: Shares traded from a high of $42.22 per Share (+43.85%) on October 6, 2021 to a low of $19.12 per Share (-34.86%) on November 16, 2021.

Fund Share Net Asset Performance

For the nine months ended March 31, 2022, the net asset value of each Share decreased (-16.78%) from $28.88 per Share to $24.03 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the nine months ended March 31, 2022.

Net loss for the nine months ended March 31, 2022, was $24,073,551, resulting from net realized gains on investments and futures contracts of $8,210,121, unrealized losses on futures contracts of $29,790,605 and the net investment loss of $2,493,067.

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

Liquidity and Capital Resources

The Fund does not anticipate making use of borrowings or other lines of credit to meet its obligations. The Fund meets its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the cash, and/or cash equivalents that it holds. The Fund’s liquidity needs include: redeeming its shares, providing margin deposits for existing Benchmark Component Instruments, the purchase of additional Benchmark Component Instruments, and paying expenses.

The Fund generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and its investments in collateralizing Treasury Securities, if any. Generally, all of the net assets of the Fund is allocated to trading in Benchmark Component Instruments. Most of the assets of the Fund are held in cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Fund are paid to the Fund. Due to the continuing economic uncertainty due to the impact of the COVID-19 pandemic, the Fund has experienced a significant decrease in interest rates, and as such the Fund is experiencing a higher breakeven year over year.

The investments of the Fund in Benchmark Component Instruments could be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. Such conditions could prevent the Fund from promptly liquidating a position in Benchmark Component Instruments.

Market Risk

Trading in Benchmark Component Instruments such as freight futures contracts will involve the Fund entering into cash settled futures contracts. As a result, the Fund’s market risk is the risk of loss arising from the decline in value of the contracts. The Fund considers the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the settlement of contracts will be limited to the aggregate face amount of the contracts held or cash settled.

The exposure of the Fund to market risk will depend on a number of factors including the markets for the specific instrument, the volatility of freight rates, the liquidity of the instrument-specific market and the relationships among the contracts held by the Fund.

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

Management believes that as of March 31, 2022, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

Off Balance Sheet Financing

As of March 31, 2022, neither the Trust nor the Fund have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

Redemption Basket Obligation

Other than as necessary to meet the investment objective of the Fund and pay the contractual obligations described below, the Fund will require liquidity to redeem Redemption Baskets. The Fund intends to satisfy this obligation through the transfer of cash of the Fund (generated, if necessary, through the sale of money market funds invested in Treasury obligations) in an amount proportionate to the number of Shares being redeemed.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $-0- for the three months ended March 31, 2022 and 2021, respectively, and $-0- and $-0- for the nine months ended March 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $-0- and $20,752 for the three months ended March 31, 2022 and 2021, respectively, and $-0- and $39,184 for the nine months ended March 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $745,149 and $424,697 for the three months ended March 31, 2022 and 2021, respectively, and $2,496,315 and $1,082,512, respectively, for the nine months ended March 31, 2022 and 2021 as disclosed in the Statements of Operations.

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

While the Sponsor has agreed to pay registration fees to the SEC and any other regulatory agency in connection with the initial offering and sale of the Shares offered through the Fund’s prospectus, and the legal, printing, accounting and other expenses associated with such registration, the Fund will be responsible for any registration fees and related expenses incurred in connection with any future offer and sale of Shares of the Fund in excess of those offered through its initial prospectus.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On March 31, 2022, 3,275,040 shares of the Fund were outstanding for a market capitalization of $79,190,467. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed forty (40) baskets (each comprising 25,000 shares) during the three months ended March 31, 2022 at an average price per share of $25.31. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended March 31, 2022:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
January 2022	475,000	$26.03
February 2022	50,000	$22.34
March 2022	475,000	$24.91
Total	1,000,000	$25.31

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	Not Applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed Herewith.

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

Date: May 13, 2022