Form 10-K
period 2022-06-30
ETF Managers Group Commodity Trust I
filed 2022-09-26
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2022.

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extend transition period for complying with any new or revised financial reporting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of December 31, 2021 was: $70,776,050. (BDRY)

The registrant had 3,375,040 outstanding shares as of September 1, 2022. (BDRY)

Auditor Name: WithumSmith+Brown, PC	Auditor Location: New York, NY	Auditor Firm ID: 100

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

BDRY will hold cash or cash equivalents such as U.S. Treasuries or other high credit quality, short-term fixed-income or similar securities for direct investment and for other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. BDRY may also realize interest income from its holdings in U.S. Treasuries or other market rate instruments.

BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave, which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 10TC Index.

The Freight Futures currently constituting the BDRY Benchmark Portfolio as of June 30, 2022 include:

Name	Ticker	Market Value USD
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - JUL 22	BFFAP N22 Index	$5,990,220
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - AUG 22	BFFAP Q22 Index	6,180,030
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - SEP 22	BFFAP U22 Index	6,307,470
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE INDEX - JUL 22	S58FM N22 Index	1,455,000
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE INDEX - AUG 22	S58FM Q22 Index	1,507,500
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE INDEX - SEP 22	S58FM U22 Index	1,467,000
BALTIC CAPESIZE TIME CHARTER - JUL 22	BFFATC N22 Index	6,834,850
BALTIC CAPESIZE TIME CHARTER - AUG 22	BFFATC Q22 Index	7,891,400
BALTIC CAPESIZE TIME CHARTER - SEP 22	BFFATC U22 Index	8,752,975

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

Borrowings

BDRY does not intend to or foresees the need to borrow money or establish lines of credit.

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

Distributor

ETFMG Financial LLC (the “Distributor”), a wholly-owned subsidiary of ETFMG), has provided statutory and wholesaling distribution services to BDRY since it commenced trading on the NYSE Arca on March 22, 2018.

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

BDRY Futures Commission Merchant

ED&F Man Capital Markets Limited (“ED&F Man”) registered in England, serves as BDRY’s clearing broker (the “Commodity Broker”). In its capacity as clearing broker, the Commodity Broker executes and clear BDRY’s futures transactions and performs certain administrative services for the Fund. ED&F Man Capital Inc., a Delaware limited liability company, served as BDRY’s clearing broker from November 6, 2020 through June 2, 2022. Prior to November 6, 2020, Macquarie Futures USA LLC served as BDRY’s clearing broker. ED&F Man is a futures commission merchant registered with the CFTC. BDRY pays 0.10% of nominal value in brokerage commissions and approximately $12 per lot in clearing and exchange related fees (excluding the impact on the Fund of creation and/or redemption activity).

ED&F Man’s head office is at 3 London Bridge Street, London, SE1 9SG.

There have been no material administrative, civil or criminal actions brought, pending or concluded against ED&F Man or its principals in the past five years.

Neither ED&F Man nor any affiliate, officer, director or employee thereof have passed on the merits of the prospectus or offering, or give any guarantee as to the performance or any other aspect of BDRY.

ED&F Man is not affiliated with either BDRY or the Sponsor. Therefore, the Sponsor and BDRY do not believe that BDRY has any conflicts of interest with ED&F Man or its trading principals arising from their acting as BDRY’s FCM.

On June 1, 2022, Marex Financial, registered in England, also became a clearing broker for BDRY, on terms substantially identical to ED&F Man. BDRY did not clear any transactions through Marex Financial through June 30, 2022. On August 1, 2022, Marex announced it had agreed to aquire ED&F Man. The transaction is expected to be completed by the end of 2022.

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through March 31, 2024. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $-0- for the year ended June 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $ -0- and $39,184 for the year ended June 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense category amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $3,280,229 and $1,888,152 for the year ended June 30, 2022 and 2021, respectively.

Prior to its liquidation, RISE paid the sponsor $25,068 for the year ended June 30, 2021, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE paid CTA fees in the amount of $3,042 for the year ended June 30, 2021, as disclosed in the Combined Statements of Operations.

Administrator, Custodian, Fund Accountant, and Transfer Agent Fees

BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $64,618 and $63,796 for the years ended June 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation, RISE paid U.S. Bank $19,486 for the year ended June 30, 2021, as disclosed in the Combined Statements of Operations.

Distribution Fees

BDRY pays the Distributor an annual fee for statutory and wholesaling distribution services and related administrative services equal to the greater of $15,000 or 0.02% of the Fund’s average daily net assets, payable monthly. Pursuant to the Marketing Agent Agreement between the Sponsor, the Fund and the Distributor, the Distributor assists the Sponsor and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders. BDRY incurred $15,707 and $15,821 in distribution and related administrative services for the year ended June 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

BDRY pays the Sponsor for wholesale support services at an annual rate of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. The Fund incurred $112,393 and $78,874 in wholesale support fees for the year ended June 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation, RISE paid the Distributor $5,116 in distribution and related administrative services for the year ended June 30, 2021, as disclosed in the Combined Statements of Operations.

Prior to its liquidation, RISE also paid the Sponsor $1,522 in wholesale support fees for the year ended June 30, 2021, as disclosed in the Combined Statements of Operations.

Futures Commission Merchant Fees

BDRY pays brokerage commissions, including applicable exchange fees, NFA fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees, on an annual basis, to exceed 0.40% (excluding the impact on the Fund of creation and/or redemption activity) of the NAV of the Fund and for execution and clearing services to exceed $12 per lot on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of freight futures, Treasury Instruments or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $665,810 and $518,616 in brokerage commissions and fees for the year ended June 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation, RISE incurred $1,424 in brokerage commissions and fees for the year ended June 30, 2021, as disclosed in the Combined Statements of Operations.

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

Dissemination of the IFV provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of the Fund’s shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of the Fund’s shares and the IFV. If the market price of the Fund’s shares diverges significantly from the IFV, market professionals will have an incentive to execute arbitrage trades. For example, if the Fund’s shares appear to be trading at a discount compared to the IFV, a market professional could purchase the Fund’s shares on the NYSE Arca and take the opposite position in Freight Futures. Such arbitrage trades can tighten the tracking between the market price of the Fund’s shares and the IFV and thus can be beneficial to all market participants.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor. The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the U.S. Treasuries and any cash required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Fund, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants will pay a transaction fee of $300 to the Custodian for each order they place to create or redeem one or more baskets. Authorized Participants who make deposits with the Fund in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Fund or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Fund to effect any sale or resale of shares.

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

Redemption orders must be made in whole baskets. The Sponsor will reject a redemption order if the order is not in proper form as described in the applicable Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. The Sponsor may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 25,000 shares (minimum NYSE Arca maintenance listing requirement) or less, unless the Sponsor has reason to believe that the placer of the redemption order does in fact possess all the outstanding shares and can deliver them.

Creation and Redemption Transaction Fee

To compensate the Fund for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to the Custodian of $300 per order to create or redeem baskets, regardless of the number of baskets in such order. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by the Sponsor. The Sponsor will notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

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

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Participant purchased the Creation Baskets and the NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the futures contract market. The prices of shares offered by Authorized Participants are expected to fall between the Fund’s NAV and the trading price of the shares on the NYSE Arca at the time of sale.

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

Management believes that as of June 30, 2022, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

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

As of June 30, 2022, BDRY had approximately 6,455 holders of its shares.

Dividends

The Fund has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

The Fund does not purchase shares directly from its shareholders.

Authorized Participant redemption activity for the Fund during the period from April 1, 2022 through June 30, 2022 and the period from April 1, 2021 through June 30, 2021 was as follows:

BDRY
Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from April 1, 2022 through June 30, 2022	1,550,000	$21.21
Period from April 1, 2021 through June 30, 2021	1,675,000	$13.52

Item 6. Reserved.

Not required for smaller reporting companies.

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

The following graphs illustrate changes in (i) the price of the Fund’s Shares (reflected, as applicable, by the graphs “Comparison of Per Share BDRY NAV to BDRY Market Value for the Three Months Ended June 30, 2022 and 2021” and “Comparison of Per Share BDRY NAV to BDRY Market Value for the Year Ended June 30, 2022 and 2021 and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of BDRY NAV to Benchmark Index for the Three Months Ended June 30, 2022 and 2021” and “Comparison of BDRY NAV to Benchmark Index for the Year Ended June 30, 2022 and 2021”).

The Benchmark Portfolio is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. The performance of the Fund involves friction, in that fees and expenses impose a drag on performance.

Breakwave Dry Bulk Shipping ETF

During the year ended June 30, 2022, dry bulk spot rates increased substantially, with the benchmark Baltic Dry Index reaching the highest level since 2010 during the period. A surge in demand for commodity transportation resulting from the reopening of global economies combined with considerable ongoing vessel delays and inefficiencies due to the COVID-19 pandemic, were the main reasons for such a strong performance.

Freight rates enjoyed a strong late summer and autumn of 2021 due to strong transportation demand for most bulk commodities, initially from China, which later strengthened further as increased demand for energy during the winter led to considerable increases in coal-fired power generation. In the autumn of 2021, Europe experienced a major increase in power demand, and as a result, coal imports to that region also saw major increases. In early 2022, the Russian invasion of Ukraine created a major shift in trading patterns around the globe, as economic sanctions restricted the trading of vessels from Russia. As a result, longer trading routes further supported a relatively strong freight market.

However, during the early period of 2022, China which accounts for the majority of dry bulk demand, began to experience increasing Covid-19 outbreaks which caused a considerable slowdown in the domestic economy given the country’s strict pandemic policy, and as a result, negatively impacted dry bulk demand. Additionally, China’s real estate sector, which indirectly affects iron ore demand (a major bulk commodity) experienced financial troubles with some large developers facing liquidity problems. At the same time, the global fleet inefficiencies that have supported strong rates since the beginning of the pandemic began to normalize. The combination of the unwinding of port congestion and the slowing of the Chinese economy gradually led to lower fleet utilization for dry bulk vessels and the gradual softening of freight rates towards the summer of 2022.

Differences in the benchmark return and BDRY net asset value per share are due primarily to the following factors:

●	Benchmark portfolio uses settlement prices of freight futures vs. BDRY closing share price for BDRY.

●	Benchmark portfolio roll methodology assumes rolls that happen evenly at fractions of lots vs. BDRY that transacts at real minimum lot size available pursuant to market practice (5 lots minimum).

●	Benchmark portfolio assumes rolls that are happening at daily settlement prices vs. BDRY that transacts at prevailing prices during the day that might or might not be equal to settlement prices.

●	Benchmark portfolio assumes no trading commissions vs. BDRY that pays 10bps of nominal value in commissions per transaction.

●	Benchmark portfolio assumes no clearing fees vs BDRY that pays approximately $12 per lot in clearing fees per transaction.

●	Benchmark portfolio assumes no management fees vs. BDRY fee structure.

●	Creations and redemptions that lead to transactions in the freight futures market might occur at prices that might be different versus the settlement prices.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended June 30, 2022.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the year ended June 30, 2022.

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

The graph above compares the return of BDRY with the benchmark portfolio returns for the three months ended June 30, 2022. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the year ended June 30, 2022. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

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

FOR THE YEAR ENDED JUNE 30, 2022

Fund Share Price Performance

During the year ended June 30, 2022, the NYSE Arca market value of each share decreased (-41.50%) from $29.35 per share, representing the closing price on June 30, 2021, to $17.17 per share, representing the closing price on June 30, 2022. The share price high and low for the year ended June 30, 2022 and related change from the closing share price on June 30, 2021 was as follows: shares traded from a high of $42.22 per share (+43.85%) on October 6, 2021 to a low of $19.12 per share (-34.86%) on November 16, 2021.

Fund Share Net Asset Value Performance

For the year ended June 30, 2022, the net asset value of each share decreased (-40.93%) from $28.88 per share to $17.06 per share. Net losses in the futures contracts and Fund expenses resulted in the overall decrease in the NAV per share during the year ended June 30, 2022.

Net loss for the year ended June 30, 2022, was $33,398,736, resulting from net realized gains on investments and futures contracts of $836,968, net unrealized losses on investments and futures contracts of $30,998,515, and the net investment loss of $3,247,189.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2022

Fund Share Price Performance

During the three months ended June 30, 2022, the NYSE Arca market value of each Share decreased (-28.99%) from $24.18 per Share, representing the closing price on March 31, 2022, to $17.17 per Share, representing the closing price on June 30, 2022. The Share price high and low for the three months ended June 30, 2022 and related change from the closing Share price on March 31, 2022 was as follows: Shares traded from a high of $26.07 per Share (+7.82%) on May 18, 2022 to a low of $15.60 per Share (-35.48%) on June 28, 2022.

Fund Share Net Asset Performance

For the three months ended June 30, 2022, the net asset value of each Share decreased (-21.01%) from $24.03 per Share to $17.06 per Share. For the three months ended June 30, 2022, losses in the investments and futures contracts more than offset Fund expenses resulting in the overall decrease in the NAV per Share during the period.

Net loss for the three months ended June 30, 2022, was $20,741,430, resulting from net realized losses on investments and futures contracts of $7,373,153, net unrealized losses on investments and futures contracts of $12,614,155, and the net investment loss of $754,122.

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

Critical Accounting Estimates

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

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Fund's financial condition, used in the preparation of these financial statements.

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

The Fund generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, and cash equivalents. Generally, all of the net assets of the Fund are allocated to trading in Benchmark Component Instruments. Most of the assets of the Fund are held in Freight futures, cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Fund is paid to the Fund. During the years ended June 30, 2022 and 2021, the Fund earned $33,040 and $3,049, respectively, in interest income.

The investments of the Fund in Benchmark Component Instruments could be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. Such conditions could prevent the Fund from promptly liquidating a position in Benchmark Component Instruments. Commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no futures trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in such futures contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Futures contract prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent a Fund from promptly liquidating its futures positions.

Because the Fund may trade futures contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counter-parties to perform under the terms of the contracts (credit risk).

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

Off Balance Sheet Financing

As of June 30, 2022, neither the Trust nor the Fund have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

During March 2021, the Sponsor undertook to register an additional 5,000,000 Shares of BDRY. The expense associated with the additional registration of Shares of $28,997 was recorded as a deferred charge as of April 1, 2021 and was amortized to expense over twelve months on a straight-line basis.

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

Breakwave has agreed to waive its license and services fee and the Sponsor has agreed to correspondingly assume the remaining expenses of the Fund so that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Fund’s average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Breakwave, respectively, through March 31, 2024. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The Fund currently accrues its daily expenses based on accrued expense amounts established and monitored by the Sponsor, subject to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Fund which aggregated $783,914 and $800,710, of which $-0- and $-0- was waived by Breakwave for the three months ended June 30, 2022 and 2021, respectively. No absorption of expenses was required by the Sponsor for the three months ended June 30, 2022 and 2021.

The Fund’s ongoing fees, costs and expenses of its operation, not subject to the Expense Cap include brokerage, brokerage interest and regulatory capital charges and other fees and commissions incurred in connection with the trading activities of the Fund, and extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto). Expenses subject to the Expense Cap include (i) expenses incurred in connection with registering additional Shares of the Fund or offering Shares of the Fund; (ii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iii) the routine services of the Trustee, legal counsel and independent accountants; (iv) routine accounting, bookkeeping, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (v) postage and insurance; (vi) costs and expenses associated with client relations and services; (vii) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplemental Data.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

June 30, 2022

		ETF MANAGERS
	BREAKWAVE DRY BULK	GROUP COMMODITY
	SHIPPING ETF	TRUST I
Assets
Investment in securities, at fair value (cost $17,208,763)	$17,208,763	$17,208,763
Segregated cash held by broker	37,188,477	37,188,477
Receivable for fund shares sold	1,684,835	1,684,835
Interest receivable	17,241	17,241
Total assets	56,099,316	56,099,316
Liabilities
Due to Sponsor	271,746	271,746
Payable on open futures contracts	9,265,175	9,265,175
Other accrued expenses	75,227	75,227
Total liabilities	9,612,148	9,612,148

Net Assets	$46,487,168	$46,487,168

Shares outstanding (unlimited authorized)	2,725,040
Net asset value per share	$17.06
Market value per share	$17.17

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

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

June 30, 2022

		ETF MANAGERS
	BREAKWAVE DRY BULK	GROUP COMMODITY
	SHIPPING ETF	TRUST I

MONEY MARKET FUNDS - 37.0%
First American US Treasury Obligations Fund, Class X, 1.31% (a) (17,208,763 shares)	$17,208,763	$17,208,763
TOTAL MONEY MARKET FUNDS (Cost $17,208,763)	17,208,763	17,208,763

Total Investments (Cost $17,208,763) - 37.0%	17,208,763	17,208,763
Other Assets in Excess of Liabilities - 63.0% (b)	29,278,405	29,278,405

TOTAL NET ASSETS - 100.0%	$46,487,168	$46,487,168

(a)	Annualized seven-day yield as of June 30, 2022.

(b)	$37,188,477 of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	ETF MANAGERS GROUP
Futures Contracts	Appreciation/	COMMODITY
June 30, 2022	(Depreciation)	TRUST I

Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 29, 2022 (Underlying Face Amount at Market Value - $5,990,220) (270 contracts)	$(1,256,570)	$(1,256,570)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 26, 2022 (Underlying Face Amount at Market Value - $6,180,030) (270 contracts)	(1,079,305)	(1,079,305)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 23, 2022 (Underlying Face Amount at Market Value - $6,307,470) (270 contracts)	(960,195)	(960,195)
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 29, 2022 (Underlying Face Amount at Market Value - $1,455,000) (60 contracts)	(247,875)	(247,875)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 26, 2022 (Underlying Face Amount at Market Value - $1,507,500) (60 contracts)	(205,395)	(205,395)
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 23, 2022 (Underlying Face Amount at Market Value - $1,467,000) (60 contracts)	(249,375)	(249,375)
Baltic Capesize Time Charter Expiring July 29, 2022 (Underlying Face Amount at Market Value - $6,834,850) (275 contracts)	(2,692,960)	(2,692,960)
Baltic Capesize Time Charter Expiring August 26, 2022 (Underlying Face Amount at Market Value - $7,891,400) (275 contracts)	(1,694,040)	(1,694,040)
Baltic Capesize Time Charter Expiring September 23, 2022 (Underlying Face Amount at Market Value - $8,752,975) (275 contracts)	(879,460)	(879,460)

	$(9,265,175)	$(9,265,175)

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

Year Ended Ended June 30, 2022

	BREAKWAVE	ETF MANAGERS
	DRY BULK SHIPPING	GROUP COMMODITY
	ETF	TRUST I
Investment Income
Interest	$33,040	$33,040

Expenses
Sponsor fee	131,335	131,335
CTA fee	1,056,037	1,056,037
Audit fees	69,847	69,847
Tax preparation fees	461,064	461,064
Admin/accounting/custodian/transfer agent fees	64,618	64,618
Legal fees	45,002	45,002
Chief Compliance Officer fees	24,999	24,999
Principal Financial Officer fees	24,999	24,999
Regulatory reporting fees	24,999	24,999
Brokerage commissions	665,810	665,810
Distribution fees	15,707	15,707
NJ Filing fees	373,410	373,410
Insurance expense	15,001	15,001
Listing and calculation agent fees	10,201	10,201
Marketing expenses	18,001	18,001
Amortization of offering costs	24,071	24,071
Other expenses	17,901	17,901
Website support and marketing materials	13,879	13,879
Printing and Postage	39,237	39,237
Wholesale support fees	112,393	112,393
Interest expense	71,718	71,718
Total Expenses	3,280,229	3,280,229
Less: Waiver of CTA fee	-	-
Less: Expenses absorbed by Sponsor	-	-
Net Expenses	3,280,229	3,280,229
Net Investment Income (Loss)	(3,247,189)	(3,247,189)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	836,968	836,968

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(30,988,515)	(30,988,515)
Net realized and unrealized gain (loss)	(30,151,547)	(30,151,547)
Net income (loss)	$(33,398,736)	$(33,398,736)

See accompanying notes to financial statements.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Net Assets

Year Ended June 30, 2022

	BREAKWAVE	ETF MANAGERS
	DRY BULK SHIPPING	GROUP COMMODITY
	ETF	TRUST I

Net Assets at Beginning of Year	$114,077,152	$114,077,152

Increase (decrease) in Net Assets from share transactions
Addition of 4,850,000 shares	125,116,790	125,116,790
Redemption of 6,075,000 shares	(159,308,038)	(159,308,038)
Net increase (decrease) in Net Assets from share transactions	(34,191,248)	(34,191,248)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(3,247,189)	(3,247,189)
Net realized gain (loss)	836,968	836,968
Change in net unrealized gain (loss)	(30,988,515)	(30,988,515)

Net increase (decrease) in Net Assets from operations	(33,398,736)	(33,398,736)

Net Assets at End of Year	$46,487,168	$46,487,168

See accompanying notes to financial statements.

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows

Year Ended June 30, 2022

	BREAKWAVE	ETF MANAGERS
	DRY BULK SHIPPING	GROUP COMMODITY
	ETF	TRUST I

Cash flows provided by/used in operating activities
Net income (loss)	$(33,398,736)	$(33,398,736)
Adjustments to reconcile net income (loss) to net cash
provided by/used in operating activities:
Net realized (gain) loss on investments	(836,968)	(836,968)
Change in net unrealized (gain) loss on investments	30,988,515	30,988,515
Change in operating assets and liabilities:
Sale (Purchase) of investments - net	(4,706,252)	(4,706,252)
Increase in interest receivable	(16,798)	(16,798)
Decrease in receivable on open futures contracts	20,038,735	20,038,735
Increase in payable on open futures contracts	9,265,175	9,265,175
Decrease in prepaid expenses	24,071	24,071
Increase (decrease) in due to Sponsor	36,675	(6,263)
Decrease in other accrued expenses	(55,280)	(12,342)

Net cash provided by operating activities	21,339,137	21,339,137
Cash flows from financing activities
Proceeds from sale of shares	125,116,790	125,116,790
Paid on redemption of shares	(159,308,038)	(159,308,038)
Net cash provided by/used in financing activities	(34,191,248)	(34,191,248)
Net increase (decrease) in cash and restricted cash	(12,852,111)	(12,852,111)
Cash and restricted cash, beginning of year	50,040,588	50,040,588
Cash and restricted cash, end of year	$37,188,477	$37,188,477

The following table provides a reconciliation of cash and restricted cash reported within the Statements of Assets and Liabilities that sum to the total of such amounts shown on the Statements of Cash Flows.

Cash	$-	$-
Segregated cash held by broker	37,188,477	37,188,477
Total cash and restricted cash as shown on the statement of cash flows.	$37,188,477	$37,188,477

See accompanying notes to financial statements.

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

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statements of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	50,040,588	-	50,040,588
Total cash and restricted cash as shown on the statement of cash flows.	$50,040,588	$-	$50,040,588

*	Period from July 1, 2020 to October 30, 2020 - Sit Rising Rate ETF liquidated as of November 18, 2020.

See accompanying notes to financial statements

ETF Managers Group Commodity Trust I

Notes to Financial Statements

June 30, 2022 and 2021

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the years ended June 30, 2022 and June 30, 2021 was at 4:00 p.m. Eastern Time on June 30, 2022 and June 30, 2021, respectively. RISE was liquidated on November 18, 2020 at its final net asset value as of that date.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the years ended June 30, 2022 and June 30, 2021.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at June 30, 2022 and 2021.

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

The following tables summarize BDRY’s valuation of investments at June 30, 2022 and June 30, 2021 using the fair value hierarchy:

	June 30, 2022
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$17,208,763	a	$(9,265,175)	b	$7,943,588

a – Included in Investments in securities in the Statements of Assets and Liabilities.

b – Included in Payable on open futures contracts in the Statements of Assets and Liabilities.

	June 30, 2021
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$42,654,058	a	$21,723,570	b	$64,377,628

a – Included in Investments in securities in the Statements of Assets and Liabilities.

b – Included in Receivable on open futures contracts in the Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the years ended June 30, 2022 and 2021, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

(h) Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gain/loss on open futures contracts is reflected in Receivable/Payable on open futures contracts in the Statements of Assets and Liabilities and the change in the unrealized gain/loss between periods is reflected in the Statements of Operations. BDRY’s interest earned on short-term securities and on cash deposited with ED&F Man Capital Markets Limited is accrued daily and reflected as Interest Income, when applicable, in the Statements of Operations.

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

Management of the Fund has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at June 30, 2022 and June 30, 2021. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Fund’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at June 30, 2022 and at June 30, 2021, as applicable, are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2022

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Unrealized Gain	Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	-	-	Payable on open futures contracts	$9,265,175*

*	Represents cumulative appreciation and depreciation of futures contracts as reported in the Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF*

Fair Value of Derivative Instruments, as of June 30, 2021

	Asset Derivatives			Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Unrealized Gain		Statements of Assets and Liabilities	Fair Value
Interest Rate Risk	Receivable on open futures contracts	$21,723,570	*	-	-

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Statements of Operations

For the Year Ended June 30, 2022

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain on futures and options contracts and/or change in unrealized gain (loss) on futures and options contracts	$836,968	$ (30,988,515)

The futures and options contracts open at June 30, 2022 are indicative of the activity for the year ended June 30, 2022.

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

BDRY pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $125,000. BDRY also pays an annual fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BDRY such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BDRY’s average daily net assets through March 31, 2024 the “BDRY Expense Cap”. The assumption of expenses by the Sponsor and waiver of BDRY’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $ -0- and $39,184 for the years ended June 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

BDRY (and, prior to its liquidation, RISE) currently accrues its daily expenses up to the Expense Cap, or, if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund in excess of the Fund’s Expense Cap, which in the case of RISE, aggregated $136,902 for the year ended June 30, 2021, as disclosed in the Combined Statements of Operations. In the case of BDRY, expenses absorbed by the Sponsor aggregated $-0- and $-0- for the years ended June 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

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

BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $64,618 and $63,796 for the years ended June 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation RISE paid U.S. Bank $19,486 for the year ended June 30, 2021, as disclosed in the Combined Statements of Operations.

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

BDRY incurred $15,707 and $15,707 in distribution and related administrative services for the years ended June 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation, RISE incurred $5,116 in distribution and related administrative services for the year ended June 30, 2021, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

Prior to its liquidation, RISE also paid the Sponsor an annual fee for wholesale support services equal to 0.1% of RISE’s average daily net assets, payable monthly.

BDRY incurred $112,393 and $78,874 in wholesale support fees for the years ended June 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation, RISE incurred $1,522 in wholesale support fees for the year ended June 30, 2021, as disclosed in the Combined Statements of Operations.

(d) The Commodity Broker

ED&F Man Capital Markets Limited, registered in England, serves as BDRY’s clearing broker , (the “Commodity Broker”). In its capacity as clearing broker, the Commodity Broker executes and clear the Fund’s futures transactions and perform certain administrative services for the Fund.

The Fund pays brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% (excluding the impact on the Fund of creation and/or redemption activity) for BDRY, of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $665,810 and $518,616 in brokerage commissions and fees for the years ended June 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

Prior to its liquidation, RISE incurred $1,424 in brokerage commissions and fees for the year ended June 30, 2021, as disclosed in the Combined Statements of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for the Fund, Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for the Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $5,000 and $3,122, respectively, in trustee fees for years ended June 30, 2022 and 2021, which is included in Other Expenses in the Statements of Operations.

Prior to its liquidation, RISE incurred $1,878 in trustee fees for the year ended June 30, 2021, which is included in Other Expenses in the Combined Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $3,280,229 and $1,888,152, respectively, during the years ended June 30, 2022 and 2021 in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $-0- and $39,184, respectively, for the years ended June 30, 2022 and 2021.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $-0-, respectively, for the years ended June 30, 2022 and 2021.

Prior to its liquidation, RISE incurred $193,779 in routine offering, operational, administrative or other ordinary expenses for the year ended June 30, 2021.

Prior to its liquidation, the assumption of Fund expenses above the RISE Expense Cap by the Sponsor pursuant to the undertaking (as discussed in Note 4a) amounted to $136,902 for the year ended June 30, 2021.

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

During the year ended June 30, 2021 the Sponsor, in order to maintain the continuous offering of Shares, undertook to register additional shares of the Fund, the costs of which were borne by the Fund and aggregated $28,997, of which $24,071 and $4,926 was amortized to expense during the years ended June 30, 2022 and June 30, 2021, respectively.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended June 30, 2022 and 2021, respectively, BDRY did not incur such expenses.

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

(a) Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Creation or Redemption Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $300 per order, which goes directly to the Custodian. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund.

(b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2022
	Shares	Net Assets Increase (Decrease)
Shares Sold	4,850,000	$125,116,790
Shares Redeemed	(6,075,000)	(159,308,038)
Net Increase (Decrease)	(1,225,000)	$(34,191,248)

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2021
	Shares	Net Assets Increase (Decrease)
Shares Sold	4,450,000	$95,774,278
Shares Redeemed	(6,250,000)	(85,383,922)
Net Increase (Decrease)	(1,800,000)	$10,390,356

SIT RISING RATE ETF (PRIOR TO LIQUIDATION ON NOVEMBER 18, 2020)

Summary of Share Transactions for the Year Ended June 30, 2021
	Shares	Net Assets Increase (Decrease)
Shares Sold	-	$-
Shares Redeemed (Including in Liquidation)	(250,040)	(4,998,233)
Net Decrease	(250,040)	$(4,998,233)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2022, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

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

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the years ended June 30, 2022 and 2021, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	BREAKWAVE DRY BULK SHIPPING ETF
	For the Year Ended June 30,
	2022	2021

Net Asset Value
Net asset value per Share, beginning of year	$28.88	$7.70
Net investment income (loss)	(1.15)	(0.53)
Net realized and unrealized gain (loss)	(10.67)	21.71
Net Income (Loss)	(11.82)	21.18
Net Asset Value per Share, end of year	$17.06	$28.88
Market Value per Share, end of year	$17.17	$29.35
Ratios to Average Net Assets*
Expense Ratio***	4.50%	4.12%
Expense Ratio*** before Waiver/Assumption	4.50%	4.21%
Net Investment Income (Loss)	(4.46%)	(4.11%)
Total Return, at Net Asset Value**	(40.93%)	275.06%
Total Return, at Market Value**	(41.50%)	297.16%

*	Percentages are annualized.
**	Percentages are not annualized.
***	For Breakwave Dry Bulk Shipping ETF, Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

ETF Managers Group Commodity Trust I

Opinion on the financial statements

We have audited the following:

●	accompanying statements of assets and liabilities of Breakwave Dry Bulk Shipping ETF (“BDRY”) (a series of ETF Managers Group Commodity Trust I (the “Trust”), including the schedules of investments, as of June 30, 2022 and 2021, the related statements of operations, changes in net assets and cash flows of the Fund for the years then ended, and the related notes;

●	the accompanying combined statement of operations of SIT Rising Rate ETF (“RISE”, formerly a series of the Trust and collectively with BDRY the “Funds”), including changes in net assets and cash flows for the year then ended and for the period from July 1, 2020 to October 30, 2020 (date on which SIT terminated operations) and the related notes;

●	The above are collective referred to as the “financial statements.”

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Funds and the Trust as of June 30, 2022 and June 30, 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/WithumSmith+Brown, PC

We have served as the Trust's and Funds' auditor since 2014.

New York, NY

September 26, 2022

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

Management of the Sponsor, on behalf of the Trust and the Fund are responsible for establishing and maintaining adequate internal control over financial reporting. The Trust and the Fund’s internal control system is designed to provide reasonable assurance to the Sponsor regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Sponsor, including Samuel Masucci III, Principal Executive Officer of the Sponsor, and John A. Flanagan, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and the Fund’s internal control over financial reporting as of June 30, 2022. In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of June 30, 2022, the internal control over financial reporting is effective for the Trust and the Fund.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or the Fund’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

Item 9B. Other Information.

Breakwave has agreed to waive its license and services fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that the Fund’s total annual expenses (excluding brokerage commissions, interest expense, and extraordinary expenses) do not exceed 3.50% per annum through March 31, 2024.

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

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the Sponsor: Samuel R. Masucci, III, John A. Flanagan, Matthew J. Bromberg and Reshma A. Tanczos. These individuals are principals due to their positions; however, Mr. Masucci is also a principal due to his controlling stake in ETFMG.

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

The Sponsor receives a management fee from BDRY, monthly in arrears, in an amount equal to the greater of 0.15% per annum on the daily NAV of BDRY or $125,000. The Sponsor has contractually agreed to assume BDRY’s expenses (excluding brokerage fees, interest expense, and extraordinary expenses) in order to cap BDRY’s total annual expenses at 3.50% per annum through March 31, 2024. The management fees paid to the Sponsor by BDRY amounted to $131,335 and $130,137 for the years ended June 30, 2022 and 2021, respectively.

The Sponsor received a management fee from RISE prior to its liquidation, monthly in arrears, in an amount equal to the greater of 0.15% per annum of the value of the Fund’s average daily net assets or $75,000. The Sponsor had contractually agreed to waive the Sponsor Fee and/or assume the Fund’s Other Expenses (which term excludes brokerage fees, interest expense, and extraordinary expenses) so that the Fund’s Total Annual Fund Expenses did not exceed 1.00% per annum through the liquidation date. The management fees paid to the Sponsor by RISE amounted to $25,068 for the year ended June 30, 2021.

The Sponsor also provides Principal Financial Officer, Chief Compliance Officer, Regulatory Reporting and Wholesale Support services to BDRY. The fees for each service provided to the BDRY for the year ended June 30, 2022, all of which had been paid, or accrued, at June 30, 2022, were as follows:

Service	BDRY Amount
Principal Financial Officer	$24,999
Chief Compliance Officer	24,999
Regulatory Reporting	24,999
Legal	45,002
Wholesale Support	112,393

In addition to the above, the Distributor provides Distribution services to the Fund. The fees for Distribution services paid to the Distributor were $15,707 for BDRY for the year ended June 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of June 30, 2022, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Series of the Trust	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class
BDRY	Saxo Bank AS Philip Heymans Alle 15 Hellerup, Denmark	337,014 Shares	12.37%

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

Item 14. Principal Accountant Fees and Services.

The fees for services accrued and/or billed to BDRY and to RISE prior to its liquidation by its independent auditors for the year ended June 30, 2022 and 2021 were as follows:

	2022	2021
Audit Fees	$69,847	$123,858
Audit-Related Fees	—	—
Tax Fees	461,064	100,960
All Other Fees	—	—
Total	$530,911	$224,818

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by WithumSmith+Brown, PC to the Funds described above. The Sponsor pre-approves all audit and allowed non-audit services of the Funds’ independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 29.

2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement No. 333-199190, filed on January 12, 2015.)

3.1(b)	Instrument Establishing the Fund. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)

3.1(c)	Amended Exhibit C to the Amended and Restated Declaration of Trust and Trust Agreement of the Trust. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)

3.2	Certificate of Trust of the Registrant. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.

4.1	Description of the Trust’s securities. (Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed on September 30, 2019.)

10.1	Form of Authorized Participant Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.2	Marketing Agent Agreement. (Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on April 12, 2017.)

10.3	Amendment No. 1 to Marketing Agent Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.4	Amendment No. 2 to Marketing Agent Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.5	Licensing and Services Agreement with respect to BDRY. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.6	Custody Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.7	Amendment No. 1 to Custody Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.8	Fund Administration Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.9	Amendment No. 1 to Fund Administration Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.10	Fund Accounting Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.11	Amendment No. 1 to Fund Accounting Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.12	Transfer Agent Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.13	Amendment No. 1 to Transfer Agent Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.14	Fee Waiver Agreement with respect to BDRY. (Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on September 6, 2022.)

10.15	Expense Limitation Agreement with respect to BDRY. (Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on September 6, 2022.)

23.1	Consent of Sullivan & Worcester LLP. (Incorporated by reference to Form S-1 Registration Statement No. 333-254634, filed on March 23, 2021.)

23.2	Consent of WithumSmith & Brown, P.C. as to the Trust (Filed herewith.)

23.3	Consent of WithumSmith & Brown, P.C. as to the Sponsor. (Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on April 28, 2022.)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: September 26, 2022