Form 10-Q
period 2022-09-30
ETF Managers Group Commodity Trust I
filed 2022-11-14
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2022.

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

844 - 383-6477

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

Indicate the number of Shares outstanding, as of November 1, 2022: 3,950,040

ETF MANAGERS GROUP COMMODITY TRUST I

i

Part I.

INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

September 30, 2022

(Unaudited)

	BREAKWAVE	ETF MANAGERS
	DRY BULK SHIPPING	GROUP COMMODITY
	ETF	TRUST I
Assets
Investment in securities, at fair value (cost $20,715,990)	$20,715,990	$20,715,990
Segregated cash held by broker	20,425,322	20,425,322
Interest receivable	35,134	35,134
Total assets	41,176,446	41,176,446
Liabilities
Payable on open futures contracts	2,795,600	2,795,600
Payable for fund shares sold	3,016,155	3,016,155
Due to Sponsor	66,748	66,748
Other accrued expenses	94,758	94,758
Total liabilities	5,973,261	5,973,261

Net Assets	$35,203,185	$35,203,185

Shares outstanding (unlimited authorized)	4,025,040
Net asset value per share	$8.75
Market value per share	$9.04

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

ETF MANAGERS GROUP COMMODITY TRUST I

Schedules of Investments

September 30, 2022

(Unaudited)

	BREAKWAVE	ETF MANAGERS
	DRY BULK SHIPPING	GROUP COMMODITY
	ETF	TRUST I

MONEY MARKET FUNDS - 58.8%
First American US Treasury Obligations Fund, Class X, 0.01% (a) (20,715,990 shares)	$20,715,990	$20,715,990
TOTAL MONEY MARKET FUNDS (Cost $20,715,990)	20,715,990	20,715,990

Total Investments (Cost $20,715,990) - 58.8%	20,715,990	20,715,990
Other Assets in Excess of Liabilities - 41.2% (b)	14,487,195	14,487,195
TOTAL NET ASSETS - 100.0%	$35,203,185	$35,203,185

(a)	Annualized seven-day yield as of September 30, 2022.

(b)	$20,425,322 of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF

Futures Contracts

September 30, 2022

(Unaudited)

		ETF
	Unrealized Appreciation/	MANAGERS GROUP COMMODITY
	(Depreciation)	TRUST I

Baltic Exchange Panamax T/C Average Shipping Route Index Expiring	$447,740	$447,740
October 28, 2022 (Underlying Face Amount at Market Value - $5,570,240) (320 contracts)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring	207,740	207,740
November 25, 2022 (Underlying Face Amount at Market Value - $5,330,240) (320 contracts)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring	(142,020)	(142,020)
December 23, 2022 (Underlying Face Amount at Market Value - $4,980,480) (320 contracts)
Baltic Exchange Supramax T/C Average Shipping Route Expiring	110,190	110,190
October 28, 2022 (Underlying Face Amount at Market Value - $1,250,690) (70 contracts)
Baltic Exchange Supramax T/C Average Shipping Route Expiring	41,940	41,940
November 25, 2022 (Underlying Face Amount at Market Value - $1,182,440) (70 contracts)
Baltic Exchange Supramax T/C Average Shipping Route Expiring	(21,690)	(21,690)
December 23, 2022 (Underlying Face Amount at Market Value - $1,118,810) (70 contracts)
Baltic Capesize Time Charter Expiring	(920,985)	(920,985)
October 28, 2022 (Underlying Face Amount at Market Value - $6,001,765) (385 contracts)
Baltic Capesize Time Charter Expiring	(1,170,555)	(1,170,555)
November 25, 2022 (Underlying Face Amount at Market Value - $5,758,445) (385 contracts)
Baltic Capesize Time Charter Expiring	(1,347,960)	(1,347,960)
December 23, 2022 (Underlying Face Amount at Market Value - $5,564,790) (385 contracts)
	$(2,795,600)	$(2,795,600)

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

June 30, 2022

	BREAKWAVE	ETF MANAGERS
	DRY BULK SHIPPING	GROUP COMMODITY
	ETF	TRUST I

MONEY MARKET FUNDS - 37.0%
First American US Treasury Obligations Fund, Class X, 1.31% (a)	$17,208,763	$17,208,763
TOTAL MONEY MARKET FUNDS (Cost $17,208,763)	17,208,763	17,208,763

Total Investments (Cost $17,208,763) - 37.0%	17,208,763	17,208,763
Other Assets in Excess of Liabilities - 63.0% (b)	29,278,405	29,278,405
TOTAL NET ASSETS - 100.0%	$46,487,168	$46,487,168

(a)	Annualized seven-day yield as of June 30, 2022.

(b)	$37,188,477 of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF

Futures Contracts

June 30, 2022

		ETF MANAGERS
	Unrealized Appreciation/	GROUP COMMODITY
	(Depreciation)	TRUST I

Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
July 29, 2022 (Underlying Face Amount at Market Value - $5,657,430) (255 contracts)	(1,256,570)	(1,256,570)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
August 26, 2022 (Underlying Face Amount at Market Value - $5,836,695) (255 contracts)	(1,079,305)	(1,079,305)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
September 23, 2022 (Underlying Face Amount at Market Value - $5,957,055) (255 contracts)	(960,195)	(960,195)
Baltic Exchange Supramax T/C Average Shipping Route Expiring
July 29, 2022 (Underlying Face Amount at Market Value - $1,479,000) (60 contracts)	(247,875)	(247,875)
Baltic Exchange Supramax T/C Average Shipping Route Expiring
August 26, 2022 (Underlying Face Amount at Market Value - $1,521,480) (60 contracts)	(205,395)	(205,395)
Baltic Exchange Supramax T/C Average Shipping Route Expiring
September 23, 2022 (Underlying Face Amount at Market Value - $1,477,500) (60 contracts)	(249,375)	(249,375)
Baltic Capesize Time Charter Expiring July 29, 2022
(Underlying Face Amount at Market Value - $6,462,040) (260 contracts)	(2,692,960)	(2,692,960)
Baltic Capesize Time Charter Expiring August 26, 2022
(Underlying Face Amount at Market Value - $7,460,960) (260 contracts)	(1,694,040)	(1,694,040)
Baltic Capesize Time Charter Expiring September 23, 2022
(Underlying Face Amount at Market Value - $8,275,540) (260 contracts)	(879,460)	(879,460)

	$(9,265,175)	$(9,265,175)

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

Three Months Ended September 30, 2022 (Unaudited)

		ETF
	BREAKWAVE DRY BULK	MANAGERS GROUP
	SHIPPING ETF	COMMODITY TRUST I

Investment Income
Interest	$87,420	$87,420

Expenses
Sponsor fee	31,508	31,508
CTA fee	137,737	137,737
Audit fees	21,677	21,677
Tax preparation fees	51,726	51,726
Admin/accounting/custodian/transfer agent fees	16,637	16,637
Legal fees	11,343	11,343
Chief Compliance Officer fees	6,301	6,301
Principal Financial Officer fees	6,301	6,301
Regulatory reporting fees	6,301	6,301
Brokerage commissions	109,622	109,622
Distribution fees	3,959	3,959
NJ Filing fees	23,947	23,947
Insurance expense	3,781	3,781
Listing and calculation agent fees	2,319	2,319
Marketing expense	9,074	9,074
Other expenses	3,781	3,781
Website Support and Marketing Materials	2,647	2,647
Printing and Postage	3,352	3,352
Wholesale support fees	17,700	17,700
Interest expense	1,561	1,561
Total Expenses	471,274	471,274
Less: Waiver of CTA fee	(27,625)	(27,625)
Less: Expenses absorbed by Sponsor	-	-
Net Expenses	443,649	443,649
Net Investment Income (Loss)	(356,229)	(356,229)
Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	(28,464,805)	(28,464,805)

Change in Unrealized Gain (Loss) on
Investments and futures contracts	6,469,575	6,469,575
Net realized and unrealized gain (loss)	(21,995,230)	(21,995,230)
Net income (loss)	$(22,351,459)	$(22,351,459)

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Net Assets

Three Months Ended September 30, 2022 (Unaudited)

		ETF
	BREAKWAVE DRY BULK SHIPPING	MANAGERS GROUP COMMODITY
	ETF	TRUST I

Net Assets at Beginning of Period	$46,487,168	$46,487,168

Increase (decrease) in Net Assets from share transactions
Addition of 2,550,000 shares	23,649,026	23,649,026
Redemption of 1,250,000 shares	(12,581,550)	(12,581,550)
Net Increase (decrease) in Net Assets from share transactions	11,067,476	11,067,476

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(356,229)	(356,229)
Net realized gain (loss)	(28,464,805)	(28,464,805)
Change in net unrealized gain (loss)	6,469,575	6,469,575

Net Increase (decrease) in Net Assets from operations	(22,351,459)	(22,351,459)

Net Assets at End of Period	$35,203,185	$35,203,185

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows

Three Months Ended September 30, 2022 (Unaudited)

	BREAKWAVE DRY BULK	ETF MANAGERS GROUP
	SHIPPING ETF	COMMODITY TRUST I

Cash flows provided by / used in operating activities
Net income	$(22,351,459)	$(22,351,459)
Adjustments to reconcile net income to net cash provided by / used in operating activities:
Net realized loss (gain) on investments	28,464,805	28,464,805
Change in net unrealized loss (gain) on investments	(6,469,575)	(6,469,575)
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	(25,502,457)	(25,502,457)
Increase in interest receivable	(17,893)	(17,893)
Decrease in receivable for fund shares sold	1,684,835	1,684,835
Decrease in payable on open futures contracts	(6,469,575)	(6,469,575)
Increase in payable for fund shares sold	3,016,155	3,016,155
Decrease in due to Sponsor	(204,998)	(204,998)
Increase in other accrued expenses	19,531	19,531
Net cash provided by / (used in) operating activities	(27,830,631)	(27,830,631)
Cash flows from financing activities
Proceeds from sale of shares	23,649,026	23,649,026
Paid on redemption of shares	(12,581,550)	(12,581,550)
Net cash provided by / (used in) financing activities	11,067,476	11,067,476
Net increase in cash and restricted cash	(16,763,155)	(16,763,155)
Cash and restricted cash, beginning of the period	37,188,477	37,188,477
Cash and restricted cash, end of the period	$20,425,322	$20,425,322

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-
Segregated cash held by broker	20,425,322	20,425,322
Total cash and restricted cash as shown on the statement of cash flows	$20,425,322	$20,425,322

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows

Three Months Ended September 30, 2021 (Unaudited)

	BREAKWAVE DRY BULK	ETF MANAGERS GROUP
	SHIPPING ETF	COMMODITY TRUST I

Cash flows provided by / used in operating activities
Net income	$17,058,799	$17,058,799
Adjustments to reconcile net income to net cash
provided by / used in operating activities:
Net realized loss (gain) on investments	(19,580,698)	(19,580,698)
Change in net unrealized loss (gain) on investments	1,726,780	1,726,780
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	39,378,739	39,378,739
Decrease in interest receivable	267	267
Decrease in receivable on open futures contracts	1,726,780	1,726,780
Decrease in prepaid expenses	7,309	7,309
Decrease in due to Sponsor	(40,089)	(40,089)
Decrease in accrued expenses	(71,117)	(71,117)
Net cash provided by / (used in) operating activities	40,206,770	40,206,770
Cash flows from financing activities		-
Proceeds from sale of shares	20,531,325	20,531,325
Paid on redemption of shares	(41,230,842)	(41,230,842)
Net cash provided by / (used in) financing activities	(20,699,517)	(20,699,517)
Net increase in cash and restricted cash	19,507,253	19,507,253
Cash and restricted cash, beginning of the period	50,040,588	50,040,588
Cash and restricted cash, end of the period	$69,547,841	$69,547,841

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

September 30, 2022 (unaudited)

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

BDRY

BDRY’s investment objective is to provide investors with exposure to the daily change in the price of dry bulk freight futures, before expenses and liabilities of BDRY, by tracking the performance of a portfolio (the “BDRY Benchmark Portfolio”) consisting of a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight (“Freight Futures”). Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize : the Capesize 5TC Index;

●	Panamax : the Panamax 4TC Index; and

●	Supramax : the Supramax 6TC Index.

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

The accompanying interim financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. These interim financial statements should be read in conjunction with BDRY’s annual report on Form 10-K for the year ended June 30, 2022 and BDRY’s prospectus dated March 24, 2022 (the “BDRY Prospectus,”). Interim period results are not necessarily indicative of results for a full-year period or any future interim period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three months ended September 30, 2022 and 2021 was at 4:00 p.m. Eastern Time on September 30, 2022 and 2021, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended September 30, 2022 and 2021.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at September 30, 2022 and 2021.

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

The following table summarizes BDRY’s valuation of investments at September 30, 2022 and at June 30, 2022 using the fair value hierarchy:

	September 30, 2022 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$20,715,990	a	$(2,795,600	)b	$17,920,390

a – Included in Investments in securities in the Statements of Assets and Liabilities.

b – Included in Payable on open futures contracts in the Statements of Assets and Liabilities.

	June 30, 2022
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$17,208,763	a	$(9,265,175	)b	$7,943,588

a – Included in Investments in securities in the Statements of Assets and Liabilities.

b – Included in Payable on open futures contracts in the Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2022 and the year ended June 30, 2022, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

(h) Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis, and marked to market daily. Unrealized gain/loss on open futures contracts is reflected in Receivable/Payable on open futures contracts in the Statements of Assets and Liabilities and the change in the unrealized gain/loss between periods is reflected in the Statements of Operations. BDRY’s interest earned on short-term securities and on cash deposited with Marex Financial (formerly ED & F Man Capital Markets Inc.) is accrued daily and reflected as Interest Income, when applicable, in the Statements of Operations.

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

Management of the Fund has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at September 30, 2022 and June 30, 2022. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Fund’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at September 30, 2022 and at June 30, 2022, as applicable, are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of September 30, 2022

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Fair Value	Statements of Assets and Liabilities	Fair Value
Interest Rate Risk			Payable on open futures contracts	$2,795,600	*

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2022

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Fair Value	Statements of Assets and Liabilities	Fair Value
Interest Rate Risk			Payable on open futures contracts	$9,265,175	*

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended September 30, 2022

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Interest Rate Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(28,464,805)	$6,469,575

The futures contracts open at September 30, 2022 are indicative of the activity for the three months ended September 30, 2022.

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

BDRY pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $125,000. BDRY also paid an annual fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BDRY such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions and interest expense, of the value of BDRY’s average daily net assets through March 31, 2024 (the “BDRY Expense Cap,”). The assumption of expenses by the Sponsor and waiver of BDRY’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

Effective September 1, 2022, Breakwave may recoup any fees waived on or after such date, pursuant to the Expense Cap; however, no repayment will be made if such repayment causes the Fund's Total Expenses after the repayment to exceed either the Expense Cap in place at the time such amounts were waived, or the Fund's current Expense Cap. Such recoupment is limited to three years from the date the amount is initially waived.

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $27,625 and $-0-, for the three months ended September 30, 2022, and 2021, respectively, as disclosed in the Statements of Operations.

The Fund currently accrues its daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed and is responsible for the payment of the routine operational, administrative, and other ordinary expenses of the Fund in excess of the Fund’s Expense Cap, which in the case of BDRY, expenses absorbed by the sponsor aggregated $-0- and $-0- for the three months ended September 30, 2022, and 2021, respectively, as disclosed in the Statements of Operations.

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

BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $16,637 and $16,297 for the three months ended September 30, 2022, and 2021, respectively, as disclosed in the Statements of Operations.

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

BDRY incurred $3,959 and $3,959 for the three months ended September 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

BDRY incurred $17,700 and $33,807 in wholesale support fees for the three months ended September 30, 2022, and 2021, respectively, as disclosed in the Statements of Operations.

(d) The Commodity Broker

Marex Financial (formerly ED & F Man Capital Markets Inc.), registered in England, serves as BDRY’s clearing broker (the “Commodity Broker”). In its capacity as clearing broker, the Commodity Broker executes and clears the Funds’ futures transactions and performs certain administrative services for the Fund.

The Fund pays respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees to exceed 0.40% (excluding the impact on the Fund of creation and/or redemption activity) of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $109,622 and $177,793 in brokerage commissions and fees for the three months ended September 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for the Fund, Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for the Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $1,260 and $630 in trustee fees for the three months ended September 30, 2022 and 2021, respectively, which is included in Other Expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $471,274 and $795,900 for the three months ended September 30, 2022 and 2021, respectively, in routine offering, operational, administrative or other ordinary expenses.

Effective September 1, 2022, Breakwave may recoup any fees waived on or after such date, pursuant to the Expense Cap; however, no repayment will be made if such repayment causes the Fund's Total Expenses after the repayment to exceed either the Expense Cap in place at the time such amounts were waived, or the Fund's current Expense Cap. Such recoupment is limited to three years from the date the amount is initially waived.

The CTA fee waiver for BDRY by Breakwave was $27,625 and $-0- for the three months ended September 30, 2022 and 2021, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $-0- for the three months ended September 30, 2022 and 2021, respectively.

(g) Organizational and Offering Costs

Expenses incurred in connection with organizing BDRY and up to the offering of its Shares upon commencement of its investment operations on March 22, 2018, were paid by the Sponsor and Breakwave without reimbursement.

Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. For the three months ended September 30, 2022 and 2021, BDRY incurred no such expense.

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

(b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2022

	Shares	Net Assets Increase
Shares Sold	2,550,000	$23,649,026
Shares Redeemed	(1,250,000)	(12,581,550)
Net Increase	1,300,000	$11,067,476

Summary of Share Transactions for the Three Months Ended September 30, 2021

	Shares	Net Assets Decrease
Shares Sold	650,000	$20,531,325
Shares Redeemed	(1,500,000)	(41,230,842)
Net Decrease	(850,000)	$(20,699,517)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2022, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three months ended September 30, 2022. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	THREE MONTHS ENDED	THREE MONTHS ENDED
	SEPTEMBER 30, 2022	SEPTEMBER 30, 2021
	BREAKWAVE DRY BULK	BREAKWAVE DRY BULK
	SHIPPING ETF	SHIPPING ETF
Net Asset Value
Net asset value per Share, beginning of period	$17.06	$28.88
Net investment income (loss)	(0.10)	(0.25)
Net realized and unrealized gain (loss)	(8.21)	6.99
Net Income (Loss)	(8.31)	6.74
Net Asset Value per Share, end of period	$8.75	$35.62
Market Value per Share, end of period	$9.04	$36.01
Ratios to Average Net Assets*
Expense Ratio***	4.67%	3.47%
Expense Ratio*** before Waiver/Assumption	4.96%	3.47%
Net Investment Income (Loss)	(3.75)%	(3.47)%
Total Return, at Net Asset Value**	(48.71)%	23.34%
Total Return, at Market Value**	(47.35)%	22.69%

*	Percentages are annualized

**	Percentages are not annualized

***	Since inception (March 22, 2018), Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses.

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

The Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of September 30, 2022 include:

Name	Ticker	Market Value USD
Baltic Panamax T/C Average Shipping Route Oct 22	BFFAP J22 Index	$5,570,240
Baltic Panamax T/C Average Shipping Route Nov 22	BFFAP K22 Index	5,330,240
Baltic Panamax T/C Average Shipping Route Dec 22	BFFAP M22 Index	4,980,480
Baltic Supramax Average Shipping Route Oct 22	S58FM J22 Index	1,250,690
Baltic Supramax Average Shipping Route Nov 22	S58FM K22 Index	1,182,440
Baltic Supramax Average Shipping Route Dec 22	S58FM M22 Index	1,118,810
Baltic Capesize Time Charter Oct 22	BFFATC J22 Index	6,001,765
Baltic Capesize Time Charter Nov 22	BFFATC K22 Index	5,758,445
Baltic Capesize Time Charter Dec 22	BFFATC M22 Index	5,564,790

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

Breakwave Dry Bulk Shipping ETF

During the three months ended September 30, 2022, freight rate volatility increased with the Baltic Dry Index, an index that tracks global spot rates for dry bulk shipping, declining more than 50% before recovering some, ending the quarter down approximately 20%. Very slow activity from China, which accounts for the great majority of dry bulk trade, was the main reason for the poor performance. China’s zero tolerance policy towards the Covid pandemic has led to a considerable slowdown in industrial activity, and as a result, in infrastructure spending, while the country’s real estate sector remains extremely weak versus recent history. The combination of those two factors has translated to weaker demand for iron ore, the main ingredient required for steelmaking. The decline in spot rates was more profound in the large Capesize segment that mainly transports iron ore. The smaller size vessels fared better as the diversified nature of the goods that such vessels transport provided more stability. Towards the end of the quarter a partial recovery in Capesize spot rates offered some relief in sentiment, but such a recovery remained quite fragile.

During the three months ended September 30, 2022, freight futures experienced a steep decline reflecting the decline in spot rates but also sour sentiment coming from the global weak macroeconomic environment. In addition, futures prices that for the greatest part of the year were trading at a premium to spot (contango), turned, and towards the end of the quarter most forward contracts were trading at a discount to spot (backwardation). BDRY closely tracked the performance of short-term dry bulk freight futures, leading to a sharp drop in the Fund’s NAV during the period. BDRY ended the quarter down 47%.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended September 30, 2022.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended September 30, 2022 and 2021. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

During the three months ended September 30, 2022, the NYSE Arca market value of each Share decreased (-47.35%) from $17.17 per Share, representing the closing trade on June 30, 2022, to $9.04 per Share, representing the closing price on September 30, 2022. The Share price high and low for the three months ended September 30, 2022 and related change from the closing Share price on June 30, 2022 were as follows: Shares traded from a high of $17.16 per Share (-0.06%) on July 1, 2022 to a low of $6.75 per Share (-60.69%) on August 30, 2022.

Fund Share Net Asset Performance

For the three months ended September 30, 2022, the net asset value of each Share decreased (-47.48%) from $17.06 per Share to $8.96 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the three months ended September 30, 2022.

Net loss for the three months ended September 30, 2022, was ($22,351,459), resulting from net realized losses on investments and futures contracts of ($28,464,805), unrealized gain on futures contracts of $6,469,575 and the net investment loss of ($356,229).

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

Net income for the three months ended September 30, 2021, was $17,058,799, resulting from net realized gains on investments and futures contracts of $19,580,698, unrealized losses on futures contracts of ($1,726,780) and the net investment loss of ($795,119).

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

Regulatory bodies outside the U.S. have also passed or proposed, or may propose in the future, legislation similar to that proposed by the Dodd-Frank Act or other legislation containing other restrictions that could adversely impact the liquidity of and increase costs of participating in the commodities markets. For example, the European Union Markets in Financial Instruments Directive (Directive 2014/65/EU) and Markets in Financial Instruments Regulation (Regulation (EU) No 600/2014) (together “MiFID II”), which has applied since January 3, 2018, governs the provision of investment services and activities in relation to, as well as the organized trading of, financial instruments such as shares, bonds, units in collective investment schemes and derivatives. In particular, MiFID II requires EU Member States to apply position limits to the size of a net position which a person can hold at any time in commodity derivatives traded on EU trading venues and in “economically equivalent” over-the-counter (“OTC”) contracts. By way of further example, the European Market Infrastructure Regulation (Regulation (EU) No 648/2012, as amended) (“EMIR”) introduced certain requirements in respect of OTC derivatives including: (i) the mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of un-cleared OTC derivative contracts, including the mandatory margining of un-cleared OTC derivative contracts; and (iii) reporting and recordkeeping requirements in respect of all derivatives contracts. In the event that the requirements under EMIR and MiFID II apply, these are expected to increase the cost of transacting derivatives

In addition, considerable regulatory attention has been focused on non-traditional publicly distributed investment pools such as the Fund. Furthermore, various national governments have expressed concern regarding the disruptive effects of speculative trading in certain commodity markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse.

Management believes that as of September 30, 2022, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

Off Balance Sheet Financing

As of September 30, 2022, neither the Trust nor the Fund have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through March 31, 2024. Breakwave may recoup any fees waived pursuant to the BDRY Expense Cap on or after September 1, 2022. No repayment will be made if such repayment causes BDRY's total expenses after the repayment to exceed either (i) the BDRY Expense Cap in place at the time such amounts were waived, or (ii) the current BDRY Expense Cap. Such recoupment is limited to three years from the date the amount is initially waived. If after March 31, 2024, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $-0- for the three months ended September 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $27,625 and $-0- for the three months ended September 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $471,274 and $795,900 for the three months ended September 30, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On September 30, 2022, 4,025,040 shares of the Fund were outstanding for a market capitalization $36,386,362. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed fifty (50) baskets (each comprising 25,000 shares) during the three months ended September 30, 2022 at an average price per share of $10.07. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended September 30, 2022:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2022	200,000	$14.01
August 2022	275,000	$7.99
September 2022	775,000	$9.78
Total	1,250,000	$10.07

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

Date: November 14, 2022