Form 10-Q
period 2022-12-31
ETF Managers Group Commodity Trust I
filed 2023-02-13
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2022.

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

Securities Registered Pursuant to Section 12(b) of the Act:

Indicate the number of Shares outstanding, as of February 1, 2023: 3,950,040

ETF MANAGERS GROUP COMMODITY TRUST I

i

Part I.

INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

December 31, 2022 (Unaudited)

		ETF
		MANAGERS
	BREAKWAVE	GROUP
	DRY BULK	COMMODITY
	SHIPPING ETF	TRUST I
Assets
Investment in securities, at fair value (Cost $5,055,745)	$5,055,745	$5,055,745
Segregated cash held by broker	27,548,468	27,548,468
Receivable on open futures contracts	4,344,615	4,344,615
Interest receivable	29,408	29,408
Total assets	36,978,236	36,978,236
Liabilities
Due to Sponsor	30,814	30,814
Other accrued expenses	110,927	110,927
Total liabilities	141,741	141,741

Net Assets	$36,836,495	$36,836,495

Shares outstanding (unlimited authorized)	3,925,040
Net asset value per share	$9.38
Market value per share	$9.19

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

June 30, 2022

		ETF
		MANAGERS
	BREAKWAVE	GROUP
	DRY BULK	COMMODITY
	SHIPPING ETF	TRUST I
Assets
Investment in securities, at fair value (cost $17,208,763)	$17,208,763	$17,208,763
Segregated cash held by broker	37,188,477	37,188,477
Receivable for fund shares sold	1,684,835	1,684,835
Interest receivable	17,241	17,241
Total assets	56,099,316	56,099,316
Liabilities
Due to Sponsor	271,746	271,746
Payable on open futures contracts	9,265,175	9,265,175
Other accrued expenses	75,227	75,227
Total liabilities	9,612,148	9,612,148

Net Assets	$46,487,168	$46,487,168

Shares outstanding (unlimited authorized)	2,725,040
Net asset value per share	$17.06
Market value per share	$17.17

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedules of Investments

December 31, 2022 (Unaudited)

	BREAKWAVE	ETF MANAGERS
	DRY BULK	GROUP
	SHIPPING	COMMODITY
	ETF	TRUST I

MONEY MARKET FUNDS - 13.7%
First American US Treasury Obligations Fund, Class X, 4.18% (a) (5,055,745 shares)	$5,055,745	$5,055,745
TOTAL MONEY MARKET FUNDS (Cost $5,055,745)	5,055,745	5,055,745

Total Investments (Cost $5,055,745) - 13.7%	5,055,745	5,055,745
Other Assets in Excess of Liabilities - 86.3% (b)	31,780,750	31,780,750
TOTAL NET ASSETS - 100.0%	$36,836,495	$36,836,495

(a)	Annualized seven-day yield as of December 31, 2022.

(b)	$27,548,468 of cash is pledged as collateral for futures contracts.

		ETF
		MANAGERS
BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	GROUP
Futures Contracts	Appreciation/	COMMODITY
December 31, 2022	(Depreciation)	TRUST I

Baltic Capesize Time Charter Expiring January 27, 2023 (Underlying Face Amount at Market Value - $6,759,450) (675 contracts)	$2,144,200	$2,144,200
Baltic Capesize Time Charter Expiring February 24, 2023 (Underlying Face Amount at Market Value - $5,142,150) (675 contracts)	526,900	526,900
Baltic Capesize Time Charter Expiring March 31, 2023 (Underlying Face Amount at Market Value - $6,234,300) (675 contracts)	1,619,050	1,619,050
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring January 27, 2023 (Underlying Face Amount at Market Value - $4,638,840) (435 contracts)	(360,910)	(360,910)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring February 24, 2023 (Underlying Face Amount at Market Value - $4,754,115) (435 contracts)	(227,635)	(227,635)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring March 31, 2023 (Underlying Face Amount at Market Value - $5,675,010) (435 contracts)	664,010	664,010
Baltic Exchange Supramax T/C Average Shipping Route Expiring January 27, 2023 (Underlying Face Amount at Market Value - $1,169,910) (105 contracts)	(39,340)	(39,340)
Baltic Exchange Supramax T/C Average Shipping Route Expiring February 24, 2023 (Underlying Face Amount at Market Value - $1,147,965) (105 contracts)	(61,285)	(61,285)
Baltic Exchange Supramax T/C Average Shipping Route Expiring March 31, 2023 (Underlying Face Amount at Market Value - $1,288,875) (105 contracts)	79,625	79,625
	$4,344,615	$4,344,615

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedule of Investments

June 30, 2022

		ETF
	BREAKWAVE	MANAGERS
	DRY BULK	GROUP
	SHIPPING	COMMODITY
	ETF	TRUST I

MONEY MARKET FUNDS - 37.0%
First American US Treasury Obligations Fund, Class X, 1.31% (a) (17,208,763 shares)	$17,208,763	$17,208,763
TOTAL MONEY MARKET FUNDS (Cost $17,208,763)	17,208,763	17,208,763

Total Investments (Cost $17,208,763) - 37.0%	17,208,763	17,208,763
Other Assets in Excess of Liabilities - 63.0% (b)	29,278,405	29,278,405

TOTAL NET ASSETS - 100.0%	$46,487,168	$46,487,168

(a)	Annualized seven-day yield as of June 30, 2022.

(b)	$37,188,477 of cash is pledged as collateral for futures contracts.

		ETF
		MANAGERS
BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	GROUP
Futures Contracts	Appreciation/	COMMODITY
June 30, 2022	(Depreciation)	TRUST I

Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 29, 2022 (Underlying Face Amount at Market Value - $5,657,430) (255 contracts)	$(1,256,570)	$(1,256,570)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 26, 2022 (Underlying Face Amount at Market Value - $5,836,695) (255 contracts)	(1,079,305)	(1,079,305)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 23, 2022 (Underlying Face Amount at Market Value - $5,957,055) (255 contracts)	(960,195)	(960,195)
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 29, 2022 (Underlying Face Amount at Market Value - $1,479,000) (60 contracts)	(247,875)	(247,875)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 26, 2022 (Underlying Face Amount at Market Value - $1,521,480) (60 contracts)	(205,395)	(205,395)
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 23, 2022 (Underlying Face Amount at Market Value - $1,477,500) (60 contracts)	(249,375)	(249,375)
Baltic Capesize Time Charter Expiring July 29, 2022 (Underlying Face Amount at Market Value - $6,462,040) (260 contracts)	(2,692,960)	(2,692,960)
Baltic Capesize Time Charter Expiring August 26, 2022 (Underlying Face Amount at Market Value - $7,460,960) (260 contracts)	(1,694,040)	(1,694,040)
Baltic Capesize Time Charter Expiring September 23, 2022 (Underlying Face Amount at Market Value - $8,275,540) (260 contracts)	(879,460)	(879,460)

	$(9,265,175)	$(9,265,175)

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

Three Months Ended December 31, 2022 (Unaudited)

		ETF
	BREAKWAVE	MANAGERS
	DRY BULK	GROUP
	SHIPPING	COMMODITY
	ETF	TRUST I

Investment Income
Interest	$117,420	$117,420

Expenses
Sponsor fee	31,508	31,508
CTA fee	134,383	134,383
Audit fees	21,677	21,677
Tax preparation fees	55,453	55,453
Admin/accounting/custodian/transfer agent fees	16,637	16,637
Legal fees	11,343	11,343
Chief Compliance Officer fees	6,301	6,301
Principal Financial Officer fees	6,301	6,301
Regulatory reporting fees	6,301	6,301
Brokerage commissions	142,544	142,544
Distribution fees	3,959	3,959
NJ Filing fees	26,163	26,163
Insurance expense	3,781	3,781
Listing and calculation agent fees	2,320	2,320
Marketing expense	9,075	9,075
Other expenses	3,781	3,781
Website Support and Marketing Materials	2,647	2,647
Printing and Postage	4,033	4,033
Wholesale support fees	17,422	17,422
Total Expenses	505,629	505,629
Less: Waiver of CTA fee	(38,707)	(38,707)
Less: Expenses absorbed by Sponsor	-	-
Net Expenses	466,922	466,922
Net Investment Income (Loss)	(349,502)	(349,502)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	(2,935,993)	(2,935,993)

Change in Unrealized Gain (Loss) on
Investments and futures contracts	7,140,215	7,140,215
Net realized and unrealized gain (loss)	4,204,222	4,204,222
Net income (loss)	$3,854,720	$3,854,720

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

Three Months Ended December 31, 2021 (Unaudited)

		ETF
	BREAKWAVE	MANAGERS
	DRY BULK	GROUP
	SHIPPING	COMMODITY
	ETF	TRUST I
Investment Income
Interest	$621	$621

Expenses
Sponsor fee	34,965	34,965
CTA fee	289,928	289,928
Audit fees	22,080	22,080
Tax preparation fees	184,123	184,123
Admin/accounting/custodian/transfer agent fees	16,284	16,284
Legal fees	11,343	11,343
Chief Compliance Officer fees	6,301	6,301
Principal Financial Officer fees	6,301	6,301
Regulatory reporting fees	6,301	6,301
Brokerage commissions	198,545	198,545
Distribution fees	3,959	3,959
NJ Filing fees	121,301	121,301
Insurance expense	3,781	3,781
Listing and calculation agent fees	2,571	2,571
Amortization of Offering Costs	7,309	7,309
Other expenses	3,401	3,401
Website Support and Marketing Materials	3,781	3,781
Printing and Postage	2,647	2,647
Wholesale support fees	30,294	30,294
Interest expense	52	52
Total Expenses	955,267	955,267
Less: Waiver of CTA fee	-	-
Less: Expenses absorbed by Sponsor	-	-
Net Expenses	955,267	955,267
Net Investment Income (Loss)	(954,646)	(954,646)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	(1,117,138)	(1,117,138)

Change in Unrealized Gain (Loss) on
Investments and futures contracts	(16,869,110)	(16,869,110)
Net realized and unrealized gain (loss)	(17,986,248)	(17,986,248)
Net income (loss)	$(18,940,894)	$(18,940,894)

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

Six Months Ended December 31, 2022 (Unaudited)

		ETF
	BREAKWAVE	MANAGERS
	DRY BULK	GROUP
	SHIPPING	COMMODITY
	ETF	TRUST I

Investment Income
Interest	$204,840	$204,840

Expenses
Sponsor fee	63,016	63,016
CTA fee	272,120	272,120
Audit fees	43,354	43,354
Tax preparation fees	107,179	107,179
Admin/accounting/custodian/transfer agent fees	33,274	33,274
Legal fees	22,686	22,686
Chief Compliance Officer fees	12,602	12,602
Principal Financial Officer fees	12,602	12,602
Regulatory reporting fees	12,602	12,602
Brokerage commissions	252,166	252,166
Distribution fees	7,918	7,918
NJ Filing fees	50,110	50,110
Insurance expense	7,562	7,562
Listing and calculation agent fees	4,639	4,639
Marketing expense	18,149	18,149
Other expenses	7,562	7,562
Website Support and Marketing Materials	5,294	5,294
Printing and Postage	7,385	7,385
Wholesale support fees	35,122	35,122
Interest expense	1,561	1,561
Total Expenses	976,903	976,903
Less: Waiver of CTA fee	(66,332)	(66,332)
Less: Expenses absorbed by Sponsor	-	-
Net Expenses	910,571	910,571
Net Investment Income (Loss)	(705,731)	(705,731)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	(31,400,798)	(31,400,798)

Change in Unrealized Gain (Loss) on
Investments and futures contracts	13,609,790	13,609,790
Net realized and unrealized gain (loss)	(17,791,008)	(17,791,008)
Net income (loss)	$(18,496,739)	$(18,496,739)

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

Six Months Ended December 31, 2021 (Unaudited)

		ETF
	BREAKWAVE	MANAGERS
	DRY BULK	GROUP
	SHIPPING	COMMODITY
	ETF	TRUST I
Investment Income
Interest	$1,402	$1,402

Expenses
Sponsor fee	69,347	69,347
CTA fee	622,289	622,289
Audit fees	44,147	44,147
Tax preparation fees	245,106	245,106
Admin/accounting/custodian/transfer agent fees	32,581	32,581
Legal fees	22,686	22,686
Chief Compliance Officer fees	12,602	12,602
Principal Financial Officer fees	12,602	12,602
Regulatory reporting fees	12,602	12,602
Brokerage commissions	376,338	376,338
Distribution fees	7,918	7,918
NJ Filing fees	174,876	174,876
Insurance expense	7,562	7,562
Listing and calculation agent fees	5,142	5,142
Amortization of Offering Costs	14,618	14,618
Other expenses	10,769	10,769
Website Support and Marketing Materials	7,562	7,562
Printing and Postage	8,267	8,267
Wholesale support fees	64,101	64,101
Interest expense	52	52
Total Expenses	1,751,167	1,751,167
Less: Waiver of CTA fee	-	-
Less: Expenses absorbed by Sponsor	-	-
Net Expenses	1,751,167	1,751,167
Net Investment Income (Loss)	(1,749,765)	(1,749,765)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	18,463,560	18,463,560

Change in Unrealized Gain (Loss) on
Investments and futures contracts	(18,595,890)	(18,595,890)
Net realized and unrealized gain (loss)	(132,330)	(132,330)
Net income (loss)	$(1,882,095)	$(1,882,095)

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Statements of Changes in Net Assets
Three Months Ended December 31, 2022 (Unaudited)

		ETF
	BREAKWAVE	MANAGERS
	DRY BULK	GROUP
	SHIPPING	COMMODITY
	ETF	TRUST I

Net Assets at Beginning of Period	$35,203,185	$35,203,185

Increase (decrease) in Net Assets from share transactions
Addition of 1,475,000 shares	11,574,875	11,574,875
Redemption of 1,575,000 shares	(13,796,285)	(13,796,285)
Net Increase (decrease) in Net Assets from share transactions	(2,221,410)	(2,221,410)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(349,502)	(349,502)
Net realized gain (loss)	(2,935,993)	(2,935,993)
Change in net unrealized gain (loss)	7,140,215	7,140,215

Net Increase (decrease) in Net Assets from operations	3,854,720	3,854,720

Net Assets at End of Period	$36,836,495	$36,836,495

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Net Assets

Three Months Ended December 31, 2021 (Unaudited)

		ETF
	BREAKWAVE	MANAGERS
	DRY BULK	GROUP
	SHIPPING	COMMODITY
	ETF	TRUST I

Net Assets at Beginning of Period	$110,436,434	$110,436,434

Increase (decrease) in Net Assets from share transactions
Addition of 1,325,000 shares	39,550,333	39,550,333
Redemption of 2,025,000 shares	(59,883,921)	(59,883,921)
Net Increase (decrease) in Net Assets from share transactions	(20,333,588)	(20,333,588)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(954,646)	(954,646)
Net realized gain (loss)	(1,117,138)	(1,117,138)
Change in net unrealized gain (loss)	(16,869,110)	(16,869,110)

Net Increase (decrease) in Net Assets from operations	(18,940,894)	(18,940,894)

Net Assets at End of Period	$71,161,952	$71,161,952

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Statements of Changes in Net Assets
Six Months Ended December 31, 2022 (Unaudited)

		ETF
	BREAKWAVE	MANAGERS
	DRY BULK	GROUP
	SHIPPING	COMMODITY
	ETF	TRUST I

Net Assets at Beginning of Period	$46,487,168	$46,487,168

Increase (decrease) in Net Assets from share transactions
Addition of 4,025,000 shares	35,223,901	35,223,901
Redemption of 2,825,000 shares	(26,377,835)	(26,377,835)
Net increase (decrease) in Net Assets from share transactions	8,846,066	8,846,066

Increase (decrease) in Net Assets from operations
Net investment gain (loss)	(705,731)	(705,731)
Net realized loss	(31,400,798)	(31,400,798)
Change in net unrealized gain (loss)	13,609,790	13,609,790

Net Increase (Decrease) in Net Assets from operations	(18,496,739)	(18,496,739)

Net Assets at End of Period	$36,836,495	$36,836,495

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Net Assets

Six Months Ended December 31, 2021 (Unaudited)

		ETF
	BREAKWAVE	MANAGERS
	DRY BULK	GROUP
	SHIPPING	COMMODITY
	ETF	TRUST I

Net Assets at Beginning of Period	$114,077,152	$114,077,152

Increase (decrease) in Net Assets from share transactions
Addition of 1,975,000 shares	60,081,658	60,081,658
Redemption of 3,525,000 shares	(101,114,763)	(101,114,763)
Net increase (decrease) in Net Assets from share transactions	(41,033,105)	(41,033,105)

Increase (decrease) in Net Assets from operations
Net investment gain (loss)	(1,749,765)	(1,749,765)
Net realized loss	18,463,560	18,463,560
Change in net unrealized gain (loss)	(18,595,890)	(18,595,890)

Net Increase (Decrease) in Net Assets from operations	(1,882,095)	(1,882,095)

Net Assets at End of Period	$71,161,952	$71,161,952

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I
Statements of Cash Flows
Six Months Ended December 31, 2022 (Unaudited)

		ETF
	BREAKWAVE	MANAGERS
	DRY BULK	GROUP
	SHIPPING	COMMODITY
	ETF	TRUST I

Cash flows provided by (used in) operating activities
Net income (loss)	$(18,496,739)	$(18,496,739)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	31,400,798	31,400,798
Change in net unrealized loss (gain) on investments	(13,609,790)	(13,609,790)
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	(5,645,080)	(5,645,080)
Decrease in receivable for fund shares sold	1,684,835	1,684,835
Increase in receivable on open futures contracts	(4,344,615)	(4,344,615)
Increase in interest receivable	(12,167)	(12,167)
Decrease in due to Sponsor	(240,932)	(240,932)
Decrease in payable on open futures contracts	(9,265,175)	(9,265,175)
Increase in other accrued expenses	42,790	42,790
Net cash provided by (used in) operating activities	(18,486,075)	(18,486,075)
Cash flows from financing activities
Proceeds from sale of shares	35,223,901	35,223,901
Paid on redemption of shares	(26,377,835)	(26,377,835)
Net cash provided by financing activities	8,846,066	8,846,066
Net increase (decrease) in cash and restricted cash	(9,640,009)	(9,640,009)
Cash and restricted cash, beginning of period	37,188,477	37,188,477
Cash and restricted cash, end of period	$27,548,468	$27,548,468

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-
Segregated cash held by broker	27,548,468	27,548,468
Total cash and restricted cash as shown on the statement of cash flows	$27,548,468	$27,548,468

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows

Six Months Ended December 31, 2021 (Unaudited)

		ETF
	BREAKWAVE	MANAGERS
	DRY BULK	GROUP
	SHIPPING	COMMODITY
	ETF	TRUST I
Cash flows provided by (used in) operating activities
Net income (loss)	$(1,882,095)	$(1,882,095)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(18,463,560)	(18,463,560)
Change in net unrealized loss (gain) on investments	18,595,890	18,595,890
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	29,949,761	29,949,761
Decrease in interest receivable	331	331
Decrease in receivable on open futures contracts	18,595,890	18,595,890
Decrease in prepaid expenses	14,537	14,537
Decrease in due to Sponsor	(194,396)	(194,396)
Increase in other accrued expenses	217,307	217,307
Net cash provided by (used in) operating activities	46,833,665	46,833,665
Cash flows from financing activities
Proceeds from sale of shares	60,081,658	60,081,658
Paid on redemption of shares	(101,114,763)	(101,114,763)
Net cash provided by financing activities	(41,033,105)	(41,033,105)
Net increase (decrease) in cash and restricted cash	5,800,560	5,800,560
Cash and restricted cash, beginning of period	50,040,588	50,040,588
Cash and restricted cash, end of period	$55,841,148	$55,841,148

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

ETF Managers Group Commodity Trust I

Notes to Interim Financial Statements

December 31, 2022 (unaudited)

(1) Organization

ETF Managers Group Commodity Trust I (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently consists of one series. BREAKWAVE DRY BULK SHIPPING ETF (“BDRY,” the “Fund”), is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The Fund is currently the Trust’s only publicly offered series. However, the second series of the Trust, the Breakwave Tanker Shipping ETF may be offered in the future. The Fund is managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Trading Association (“NFA”). Breakwave Advisors, LLC (“Breakwave”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as BDRY’s commodity trading advisor.

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

When establishing positions in Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BDRY’s Futures Commissions Merchant (“FCM”), Marex Financial (formerly ED&F Man Capital Markets, Inc.). On a daily basis, BDRY is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with the FCM may be held at BDRY’s custodian or remain with the FCM in cash or cash equivalents, as discussed below.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three and six months ended December 31, 2022 and 2021 was at 4:00 p.m. Eastern Time on December 30, 2022 and December 31, 2021, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three and six months ended December 31, 2022 and 2021.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at December 30, 2022 and December 31, 2021.

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

The following table summarizes BDRY’s valuation of investments at December 31, 2022 and at June 30, 2022 using the fair value hierarchy:

	December 31, 2022 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$5,055,745	a	$4,344,615	b	$9,400,630

a – Included in Investments in securities in the Statements of Assets and Liabilities.

b – Included in Receivable on open futures contracts in the Statements of Assets and Liabilities.

	June 30, 2022 (audited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$17,208,763	a	$(9,265,175)	b	$7,943,588

a – Included in Investments in securities in the Statements of Assets and Liabilities.

b – Included in Payable on open futures contracts in the Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the six months ended December 31, 2022 and the year ended June 30, 2022, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

 (h) Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis, and marked to market daily. Unrealized gain/loss on open futures contracts is reflected in Receivable/Payable on open futures contracts in the Statements of Assets and Liabilities and the change in the unrealized gain/loss between periods is reflected in the Statements of Operations. BDRY’s interest earned on short-term securities and on cash deposited with Marex Financial (formerly ED&F Man Capital Markets, Inc.) is accrued daily and reflected as Interest Income, when applicable, in the Statements of Operations.

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

Management of the Fund has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at December 31, 2022 and June 30, 2022. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Fund’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at December 31, 2022 and at June 30, 2022, as applicable, are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of December 31, 2022

	Asset Derivatives			Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Fair Value		Statements of Assets and Liabilities	Fair Value
Dry Bulk Index Rates Market Risk	Receivable on open futures contracts	$4,344,615	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2022

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Fair Value	Statements of Assets and Liabilities	Fair Value
Dry Bulk Index Rates Market Risk			Payable on open futures contracts	$9,265,175*

*	Represents cumulative depreciation of futures contracts as reported in the Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended December 31, 2022

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(2,935,993)	$7,140,215

The futures contracts open at December 31, 2022 are indicative of the activity for the three months ended December 31, 2022.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2021

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(1,117,138)	$(16,869,110)

The futures contracts open at December 31, 2021 are indicative of the activity for the three months ended December 31, 2021.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Statements of Operations

For the Six Months Ended December 31, 2022

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(31,400,798)	$13,609,790)

The futures contracts open at December 31, 2022 are indicative of the activity for the six months ended December 31, 2022.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2021

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$18,463,560	$(18,595,890)

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $38,707 and $-0-, for the three months ended December 31, 2022 and 2021, respectively, and $66,332 and $-0- for the six months ended December 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

The Fund currently accrues its daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund in excess of the Fund’s Expense Cap, which in the case of BDRY, aggregated $-0- and $-0- for the three months ended December 31, 2022 and 2021, respectively, and $-0- and $-0- for the six months ended December 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

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

BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $16,637 and $16,284 for the three months ended December 31, 2022 and 2021, respectively, and $33,274 and $32,581 for the six months ended December 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

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

BDRY incurred $3,959 and $3,959 for the three months ended December 31, 2022 and 2021, respectively, and $7,918 and $7,918 for the six months ended December 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

BDRY incurred $17,422 and $30,294 in wholesale support fees for the three months ended December 31, 2022 and 2021, respectively, and $35,122 and $64,101 for the six months ended December 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

(d) The Commodity Broker

Marex Financial (formerly ED&F Man Capital Markets Inc.), registered in England, serves as BDRY’s clearing broker (the “Commodity Broker”). In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative services for the Fund.

The Fund pays brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees to exceed 0.40% (excluding the impact on the Fund of creation and/or redemption activity) of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $142,544 and $198,545 in brokerage commissions and fees for the three months ended December 31, 2022 and 2021, respectively, and $252,166 and $376,338 for the six months ended December 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for the Fund, Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for the Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $1,260 and $630 in trustee fees for the three months ended December 31, 2022 and 2021, respectively, and $2,520 and $1,260 for the six months ended December 31, 2022 and 2021, respectively, which is included in Other Expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, if any, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $505,629 and $955,267 for the three months ended December 31, 2022 and 2021, respectively, and $976,903 and $1,751,167 for the six months ended December 31, 2022 and 2021, respectively, in routine offering, operational, administrative or other ordinary expenses.

Effective September 1, 2022, Breakwave may recoup any fees waived on or after such date, pursuant to the Expense Cap; however, no repayment will be made if such repayment causes the Fund’s Total Expenses after the repayment to exceed either the Expense Cap in place at the time such amounts were waived, or the Fund’s current Expense Cap. Such recoupment is limited to three years from the date the amount is initially waived.

The CTA fee waiver for BDRY by Breakwave was $38,707 and $-0- for the three months ended December 31, 2022 and 2021, respectively, and $66,332 and $-0- for the six months ended December 31, 2022 and 2021, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $-0- for the three months ended December 31, 2022 and 2021, respectively, and $-0- and $-0- for the six months ended December 31, 2022 and 2021, respectively.

(g) Organizational and Offering Costs

Expenses incurred in connection with organizing BDRY and up to the offering of its Shares upon commencement of its investment operations on March 22, 2018, were paid by the Sponsor and Breakwave without reimbursement.

Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. For the three and six months ended December 31, 2022 and 2021, respectively, BDRY incurred no such expenses.

During the year ended June 30, 2021 the Sponsor, in order to maintain the continuous offering of Shares, undertook to register additional Shares of the Fund, the costs of which were borne by the Fund and aggregated $28,997, of which $28,997 and $19,544 was amortized to expense at December 31, 2022 and 2021, respectively. Amortization of offering costs amounted to $-0- and $7,309, respectively, for the three and six months ended December 31, 2022 and $7,309 and $14,618 respectively for the three and six months ended December 31, 2021.

(5) Creations and Redemptions

The Fund issues and redeems Shares from time to time, but only in one or more Creation Baskets. A Creation Basket is a block of 25,000 Shares of the Fund. Baskets may be created or redeemed only by Authorized Participants.

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

(b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2022
	Shares	Net Assets Decrease
Shares Sold	1,475,000	$11,574,875
Shares Redeemed	(1,575,000)	(13,796,285)
Net Decrease	(100,000)	$(2,221,410)

Summary of Share Transactions for the Three Months Ended December 31, 2021
	Shares	Net Assets Decrease
Shares Sold	1,325,000	$39,550,333
Shares Redeemed	(2,025,000)	(59,883,921)
Net Decrease	(700,000)	$(20,333,588)

Summary of Share Transactions for the Six Months Ended December 31, 2022
	Shares	Net Assets Increase
Shares Sold	4,025,000	$35,223,901
Shares Redeemed	(2,825,000)	(26,377,835)
Net Increase	(1,200,000)	$8,846,066

Summary of Share Transactions for the Six Months Ended December 31, 2021
	Shares	Net Assets Decrease
Shares Sold	1,975,000	$60,081,658
Shares Redeemed	(3,525,000)	(101,114,763)
Net Decrease	(1,550,000)	$(41,033,105)

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

As of late January, the ongoing conflict between Russia and Ukraine has developed into a war, posing an increasing risk for global economic growth. Major economic sanctions against Russia are having a considerable impact on oil and gas prices, given the dependence of the EU on oil and gas exports out of Russia combined with limited spare capacity of such commodities globally. Energy prices have increased significantly, leading to major inflationary pressures in the major developed countries that rely heavily on oil and gas exports out of Russia. In addition, the combined Russia/Ukraine region account for approximately one quarter of global grain production, one of the main cargoes transported by dry bulk vessels, while coal and iron ore exports out of the region have also been reduced. The above factors can have a material negative impact on demand for dry bulk transportation, while slower economic growth could also negatively affect demand for dry bulk commodities in the rest of the world, leading to lower dry bulk freight rates.

The recent conflict between Russia and Ukraine is having a profound impact on global commodities prices including grain and coal, two of the most important commodities for dry bulk shipping. Given the importance of the region in export volumes for both grains and coal, a prolonged stoppage could lead to significantly lower freight rates and thus a decline in freight futures prices and a decline in the value of the Fund. Although coal supplies could potentially be sourced from elsewhere partly mitigating the negative impact of the lost volumes, global grain production capacity is limited, and thus the impact of the lost volumes could not be easily mitigated. In addition, the recent geopolitical turmoil has led to an increase in government protectionism when it comes to commodities, and if such a trend continues, it could lead to lower bulk commodities trading globally over the long term. The impact of such a scenario on dry bulk shipping will be negative, leading to lower spot rates and as a result lower freight futures prices and a decline in the value of the Fund.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2022, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

 (10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a BDRY Share outstanding throughout the three and six months ended December 31, 2022 and December 31, 2021, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	THREE MONTHS ENDED	THREE MONTHS ENDED
	DECEMBER 31, 2022	DECEMBER 31, 2021
	BREAKWAVE	BREAKWAVE
	DRY BULK	DRY BULK
	SHIPPING ETF	SHIPPING ETF

Net Asset Value
Net asset value per Share, beginning of period	$8.75	$35.62
Net investment income (loss)	(0.08)	(0.35)
Net realized and unrealized gain (loss)	0.71	(5.62)
Net Income (Loss)	0.63	(5.97)
Net Asset Value per Share, end of period	$9.38	$29.65
Market Value per Share, end of period	$9.19	$29.49
Ratios to Average Net Assets*
Expense Ratio***	5.04%	4.78%
Expense Ratio*** before Waiver/Assumption	5.46%	4.78%
Net Investment Income (Loss)	(3.77)%	(4.77)%
Total Return, at Net Asset Value**	7.20%	(16.46)%
Total Return, at Market Value**	1.66%	(18.11)%

*	Percentages are annualized
**	Percentages are not annualized
***	For Breakwave Dry Bulk Shipping ETF, as of inception (March 22, 2018), Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses.

	SIX MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31, 2022	DECEMBER 31, 2021
	BREAKWAVE	BREAKWAVE
	DRY BULK	DRY BULK
	SHIPPING ETF	SHIPPING ETF

Net Asset Value
Net asset value per Share, beginning of period	$17.06	$28.88
Net investment income (loss)	(0.18)	(0.59)
Net realized and unrealized gain (loss)	(7.50)	1.36
Net Income (Loss)	(7.68)	0.77
Net Asset Value per Share, end of period	9.38	29.65
Market Value per Share, end of period	$9.19	$29.49
Ratios to Average Net Assets*
Expense Ratio***	4.85%	4.08%
Expense Ratio*** before Waiver/Assumption	5.21%	4.08%
Net Investment Income (Loss)	(3.76)%	(4.08)%
Total Return, at Net Asset Value**	(45.02)%	2.67%
Total Return, at Market Value**	(46.48)%	0.48%

*	Percentages are annualized
**	Percentages are not annualized
***	For Breakwave Dry Bulk Shipping ETF, as of inception (March 22, 2018), Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses.

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

You should not place undue reliance on any forward-looking statement. Except as expressly required by the Federal securities laws, ETF Managers Capital, LLC undertakes no obligation to publicly update or revise any forward-looking statement or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview

The Trust is a Delaware statutory trust formed on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently includes one series: Breakwave Dry Bulk Shipping ETF (“BDRY,” or the “Fund”), which is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The Trust also includes one additional series, the Breakwave Tanker Shipping ETF, which may be publicly offered in the future.

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

The Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of December 31, 2022 include:

Name	Ticker	Market Value USD
Baltic Panamax T/C Average Shipping Route Jan 23	BFFAP F23 Index	$4,638,840
Baltic Panamax T/C Average Shipping Route Feb 23	BFFAP G23 Index	4,754,115
Baltic Panamax T/C Average Shipping Route Mar 23	BFFAP H23 Index	5,675,010
Baltic Supramax Average Shipping Route Jan 23	S58FM F23 Index	1,169,910
Baltic Supramax Average Shipping Route Feb 23	S58FM G23 Index	1,147,965
Baltic Supramax Average Shipping Route Mar 23	S58FM H23 Index	1,288,875
Baltic Capesize Time Charter Jan 23	BFFATC F23 Index	6,759,450
Baltic Capesize Time Charter Feb 23	BFFATC G23 Index	5,142,150
Baltic Capesize Time Charter Mar 23	BFFATC H23 Index	6,234,300

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

Breakwave Dry Bulk Shipping ETF

During the three months ended December 31, 2022, freight rates declined; with the Baltic Dry Index, an index that tracks global spot rates for dry bulk shipping, ending the quarter down approximately 14%. Slow activity from China, which accounts for the great majority of dry bulk trade, was the main reason for the poor performance. China’s zero tolerance policy towards the Covid pandemic has led to a considerable slowdown in industrial activity; and as a result, in infrastructure spending, while the country’s real estate sector remains extremely weak versus recent history. The combination of those two factors has translated to weaker demand for iron ore, the main ingredient required for steelmaking. The impact of slower economic activity in China was felt across all dry bulk segments, with the sub-Cape sector freight rates dropping to two-year lows. Towards the end of the quarter a partial recovery in Capsize spot rates offered some relief in sentiment, but such a recovery remained quite fragile.

During the three months ended December 31, 2022, freight futures experienced a decline reflecting the deterioration in spot rates but also sour sentiment coming from the global weak macroeconomic environment. With the first calendar quarter of the year historically being the weakest period of the year, freight futures also reflected such an expectation, and although weather remains the main determinant of future performance during thew winter months, it is still expected based on futures prices that the first quarter of the year will average below last year’s level. BDRY closely tracked the performance of short-term dry bulk freight futures. However, with December freight futures contracts settling at a better level versus previous expectations, first quarter futures performance was offset by the stronger December realized rates and, as such, BDRY ended the quarter relatively flat.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended December 31, 2022.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the six months ended December 31, 2022.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended December 31, 2022 and 2021, and the six months ended December 31, 2022 and 2021. The difference in the NAV price the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

Fund Share Price Performance

During the three months ended December 31, 2022, the NYSE Arca market value of each Share increased (+1.66%) from $9.04 per Share, representing the closing trade on September 30, 2022, to $9.19 per Share, representing the closing price on December 30, 2022. The Share price high and low for the three months ended December 31, 2021 and related change from the closing Share price on September 30, 2022 were as follows: Shares traded from a high of $10.40 per Share (+15.04%) on October 4, 2022 to a low of $6.82 per Share (-24.56%) on November 22, 2021.

Fund Share Net Asset Performance

For the three months ended December 31, 2022, the net asset value of each Share increased (+7.20%) from $8.75 per Share to $9.38 per Share. Gains in the investments and futures contracts offset the net investment loss resulting in the overall increase in the NAV per Share during the three months ended December 31, 2022.

Net income for the three months ended December 31, 2022, was $3,017,323, resulting from net realized losses on investments and futures contracts of $3,773,390, unrealized gains on futures contracts of $7,140,215 and the net investment loss of $349,502.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022

Fund Share Price Performance

During the six months ended December 31, 2022, the NYSE Arca market value of each Share decreased (-46.48%) from $17.17 per Share, representing the closing trade on June 30, 2022, to $9.19 per Share, representing the closing price on December 30, 2022. The Share price high and low for the six months ended December 31, 2022 and related change from the closing Share price on June 30, 2022 were as follows: Shares traded from a high of $17.16 per Share (-0.06%) on July 1, 2022 to a low of $6.75 per Share (-60.69%) on August 30, 2022.

Fund Share Net Asset Performance

For the six months ended December 31, 2022, the net asset value of each Share decreased (-45.02%) from $17.06 per Share to $9.38 per Share. Losses in the futures contracts and the net investment loss, resulted in the overall decrease in the NAV per Share during the six months ended December 31, 2022.

Net loss for the six months ended December 31, 2022, was $19,334,136, resulting from net realized losses on investments and futures contracts of $32,238,195, unrealized gains on futures contracts of $13,609,790 and the net investment loss of $705,731.

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

Fund Share Net Asset Performance

For the six months ended December 31, 2021, the net asset value of each Share increased (+2.67%) from $28.88 per Share to $29.65 per Share. Unrealized losses in the futures contracts offset net realized gains on the futures contracts, and coupled with the net investments loss, would typically be expected to result in a decrease in the NAV per Share. The timing of Fund Shares created and redeemed positively impacted the otherwise negative investment performance which resulted in the overall slight increase in the NAV per Share during the six months ended December 31, 2021.

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

Off Balance Sheet Financing

As of December 31, 2022, neither the Trust nor the Fund have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through March 31, 2024. Breakwave may recoup any fees waived pursuant to the BDRY Expense Cap on or after September 1, 2022. No repayment will be made if such repayment causes BDRY’s total expenses after the repayment to exceed either (i) the BDRY Expense Cap in place at the time such amounts were waived, or (ii) the then current BDRY Expense Cap. Such recoupment is limited to three years from the date the amount is initially waived. If after that March 31, 2024, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $-0- for the three months ended December 31, 2022 and 2021, respectively, and $-0- and $-0- for the six months ended December 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $38,707 and $-0- for the three months ended December 31, 2022 and 2021, respectively, and $66,332 and $-0- for the six months ended December 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $505,629 and $955,267 for the three months ended December 31, 2022 and 2021, respectively, and $976,903 and $1,751,167, for the six months ended December 31, 2022 and 2021, respectively, as disclosed in the Statements of Operations.

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

While the Sponsor has agreed to pay registration fees to the SEC and any other regulatory agency in connection with the initial offering and sale of the Shares offered through the Fund’s prospectus, the legal, printing, accounting and other expenses associated with such registration, the Fund will be responsible for any registration fees and related expenses incurred in connection with any future offer and sale of Shares of the Fund in excess of those offered through its initial prospectus.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On December 31, 2022, 3,925,040 shares of the Fund were outstanding for a market capitalization of $36,071,118. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed sixty-three (63) baskets (each comprising 25,000 shares) during the three months ended December 31, 2022 at an average price per share of $8.76. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended December 31, 2022:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
October 2022	275,000	$8.94
November 2022	250,000	7.61
December 2022	1,050,000	8.98
Total	1,575,000	$8.76

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	Not Applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed Herewith.

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

Date: February 13, 2023

