Form 10-Q
period 2023-03-31
ETF Managers Group Commodity Trust I
filed 2023-05-15
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2023.

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

Indicate the number of Shares outstanding, as of May 1, 2023: 9,200,040

ETF MANAGERS GROUP COMMODITY TRUST I

i

Part I.
INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

March 31, 2023 (Unaudited)

		ETF MANAGERS
	BREAKWAVE DRY BULK	GROUP COMMODITY
	SHIPPING ETF	TRUST I
Assets
Investment in securities, at fair value (Cost $60,201,552)	$60,201,552	$60,201,552
Segregated cash held by broker	18,564,502	18,564,502
Receivable on open futures contracts	20,188,940	20,188,940
Interest receivable	240,749	240,749
Total assets	99,195,743	99,195,743
Liabilities
Due to Sponsor	306,203	306,203
Other accrued expenses	41,546	41,546
Total liabilities	347,749	347,749

Net Assets	$98,847,994	$98,847,994

Shares outstanding (unlimited authorized)	9,875,040
Net asset value per share	$10.01
Market value per share	$10.10

See accompanying notes to unaudited interim financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Assets and Liabilities

June 30, 2022

	BREAKWAVE DRY BULK SHIPPING	ETF MANAGERS GROUP COMMODITY
	ETF	TRUST I
Assets
Investment in securities, at fair value (cost $17,208,763)	$17,208,763	$17,208,763
Segregated cash held by broker	37,188,477	37,188,477
Receivable for fund shares sold	1,684,835	1,684,835
Interest receivable	17,241	17,241
Total assets	56,099,316	56,099,316
Liabilities
Due to Sponsor	271,746	271,746
Payable on open futures contracts	9,265,175	9,265,175
Other accrued expenses	75,227	75,227
Total liabilities	9,612,148	9,612,148

Net Assets	$46,487,168	$46,487,168

Shares outstanding (unlimited authorized)	2,725,040
Net asset value per share	$17.06
Market value per share	$17.17

See accompanying notes to financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Schedules of Investments

March 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	ETF MANAGERS GROUP
	SHIPPING ETF	COMMODITY TRUST I
MONEY MARKET FUNDS - 60.9%
First American US Treasury Obligations Fund, Class X, 4.72% (a)	$60,201,552	$60,201,552
TOTAL MONEY MARKET FUNDS (Cost $60,201,552)	60,201,552	60,201,552

Total Investments (Cost $60,201,552) - 60.9%	60,201,552	60,201,552
Other Assets in Excess of Liabilities - 39.1% (b)	38,646,442	38,646,442
TOTAL NET ASSETS - 100.0%	$98,847,994	$98,847,994

(a)	Annualized seven-day yield as of March 31, 2023.
(b)	$18,564,502 of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	ETF MANAGERS GROUP
Futures Contracts	Appreciation/	COMMODITY
March 31, 2023	(Depreciation)	TRUST I
Baltic Capesize Time Charter Expiring
April 28, 2023 (Underlying Face Amount at Market Value - $13,655,680) (760 contracts)	$2,746,680	$2,746,680
Baltic Capesize Time Charter Expiring
May 26, 2023 (Underlying Face Amount at Market Value - $17,160,040) (760 contracts)	6,251,040	6,251,040
Baltic Capesize Time Charter Expiring
June 30, 2023 (Underlying Face Amount at Market Value - $17,507,360) (760 contracts)	6,598,360	6,598,360
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
April 28, 2023 (Underlying Face Amount at Market Value - $11,723,000) (760 contracts)	565,500	565,500
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
May 26, 2023 (Underlying Face Amount at Market Value - $12,773,320) (760 contracts)	1,615,820	1,615,820
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
June 30, 2023 (Underlying Face Amount at Market Value - $12,942,040) (760 contracts)	1,784,540	1,784,540
Baltic Exchange Supramax T/C Average Shipping Route Expiring
April 28, 2023 (Underlying Face Amount at Market Value - $2,850,000) (200 contracts)	(26,000)	(26,000)
Baltic Exchange Supramax T/C Average Shipping Route Expiring
May 26, 2023 (Underlying Face Amount at Market Value - $3,156,600) (200 contracts)	280,600	280,600
Baltic Exchange Supramax T/C Average Shipping Route Expiring
June 30, 2023 (Underlying Face Amount at Market Value - $3,248,400) (200 contracts)	372,400	372,400

	$20,188,940	$20,188,940

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

Three Months Ended March 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	ETF MANAGERS GROUP
	SHIPPING ETF	COMMODITY TRUST I
Investment Income
Interest	$417,382	$417,382

Expenses
Sponsor fee	33,329	33,329
CTA fee	284,231	284,231
Audit fees	21,205	21,205
Tax preparation fees	54,247	54,247
Admin/accounting/custodian/transfer agent fees	16,275	16,275
Legal fees	11,096	11,096
Chief Compliance Officer fees	6,164	6,164
Principal Financial Officer fees	6,164	6,164
Regulatory reporting fees	6,164	6,164
Brokerage commissions	220,207	220,207
Distribution fees	3,872	3,872
NJ Filing fees	62,216	62,216
Insurance expense	3,699	3,699
Listing and calculation agent fees	2,269	2,269
Marketing expenses	8,877	8,877
Other expenses	3,699	3,699
Website Support and Marketing Materials	2,589	2,589
Printing and Postage	3,949	3,949
Wholesale support fees	24,429	24,429
Total Expenses	774,681	774,681
Less: Waiver of CTA fee	(21,746)	(21,746)
Less: Expenses absorbed by Sponsor	-	-
Net Expenses	752,935	752,935
Net Investment Income (Loss)	(335,553)	(335,553)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	8,599,755	8,599,755

Change in Unrealized Gain (Loss) on
Investments and futures contracts	15,844,327	15,844,327
Net realized and unrealized gain (loss)	24,444,082	24,444,082
Net income (loss)	$24,108,529	$24,108,529

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Operations

Nine Months Ended March 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING	ETF MANAGERS GROUP COMMODITY
	ETF	TRUST I
Investment Income
Interest	$622,222	$622,222

Expenses
Sponsor fee	96,345	96,345
CTA fee	556,351	556,351
Audit fees	64,559	64,559
Tax preparation fees	161,426	161,426
Admin/accounting/custodian/transfer agent fees	49,549	49,549
Legal fees	33,782	33,782
Chief Compliance Officer fees	18,766	18,766
Principal Financial Officer fees	18,766	18,766
Regulatory reporting fees	18,766	18,766
Brokerage commissions	472,373	472,373
Distribution fees	11,790	11,790
NJ Filing fees	112,326	112,326
Insurance expense	11,261	11,261
Listing and calculation agent fees	6,908	6,908
Marketing expenses	27,026	27,026
Other expenses	11,261	11,261
Website Support and Marketing Materials	7,883	7,883
Printing and Postage	11,334	11,334
Wholesale support fees	59,551	59,551
Interest expense	1,561	1,561
Total Expenses	1,751,584	1,751,584
Less: Waiver of CTA fee	(88,078)	(88,078)
Less: Expenses absorbed by Sponsor	-	-
Net Expenses	1,663,506	1,663,506
Net Investment Income (Loss)	(1,041,284)	(1,041,284)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	(22,801,043)	(22,801,043)

Change in Unrealized Gain (Loss) on
Investments and futures contracts	29,454,117	29,454,117
Net realized and unrealized gain (loss)	6,653,074	6,653,074
Net income (loss)	$5,611,790	$5,611,790

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Net Assets

Three Months Ended March 31, 2023 (Unaudited)

		ETF
	BREAKWAVE DRY BULK	MANAGERS GROUP
	SHIPPING ETF	COMMODITY TRUST I

Net Assets at Beginning of Period	$36,836,495	$36,836,495

Increase (decrease) in Net Assets from share transactions
Addition of 7,875,000 shares	57,927,738	57,927,738
Redemption of 2,075,000 shares	(20,024,768)	(20,024,768)
Net Increase (decrease) in Net Assets from share transactions	37,902,970	37,902,970

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(335,553)	(335,553)
Net realized gain (loss)	8,599,755	8,599,755
Change in net unrealized gain (loss)	15,844,327	15,844,327

Net Increase (decrease) in Net Assets from operations	24,108,529	24,108,529

Net Assets at End of Period	$98,847,994	$98,847,994

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Changes in Net Assets

Nine Months Ended March 31, 2023 (Unaudited)

		ETF
	BREAKWAVE DRY BULK	MANAGERS GROUP
	SHIPPING ETF	COMMODITY TRUST I

Net Assets at Beginning of Period	$46,487,168	$46,487,168

Increase (decrease) in Net Assets from share transactions
Addition of 11,900,000 shares	93,151,639	93,151,639
Redemption of 4,900,000 shares	(46,402,603)	(46,402,603)
Net increase (decrease) in Net Assets from share transactions	46,749,036	46,749,036

Increase (decrease) in Net Assets from operations
Net investment gain (loss)	(1,041,284)	(1,041,284)
Net realized gain (loss)	(22,801,043)	(22,801,043)
Change in net unrealized gain (loss)	29,454,117	29,454,117

Net Increase (Decrease) in Net Assets from operations	5,611,790	5,611,790

Net Assets at End of Period	$98,847,994	$98,847,994

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

ETF MANAGERS GROUP COMMODITY TRUST I

Statements of Cash Flows

Nine Months Ended March 31, 2023 (Unaudited)

		ETF
	BREAKWAVE DRY BULK	MANAGERS GROUP
	SHIPPING ETF	COMMODITY TRUST I

Cash flows provided by (used in) operating activities
Net income (loss)	$5,611,790	$5,611,790
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	22,801,043	22,801,043
Change in net unrealized loss (gain) on investments	(29,454,117)	(29,454,117)
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	(36,339,715)	(36,339,715)
Increase in interest receivable	(223,508)	(223,508)
Increase in receivable on open futures contracts	(20,188,940)	(20,188,940)
Decrease in payable on open futures contracts	(9,265,175)	(9,265,175)
Decrease in receivable for Fund shares sold	1,684,835	1,684,835
Increase in due to sponsor	34,457	34,457
Decrease in other accrued expenses	(33,681)	(33,681)
Net cash provided by (used in) operating activities	(65,373,011)	(65,373,011)
Cash flows from financing activities
Proceeds from sale of shares	93,151,639	93,151,639
Paid on redemption of shares	(46,402,603)	(46,402,603)
Net cash provided by financing activities	46,749,036	46,749,036
Net increase (decrease) in cash and restricted cash	(18,623,975)	(18,623,975)
Cash and restricted cash, beginning of period	37,188,477	37,188,477
Cash and restricted cash, end of period	$18,564,502	$18,564,502

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-
Segregated cash held by broker	18,564,502	18,564,502
Total cash and restricted cash as shown on the statement of cash flows	$18,564,502	$18,564,502

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

ETF Managers Group Commodity Trust I

Notes to Interim Financial Statements

March 31, 2023 (unaudited)

(1) Organization

ETF Managers Group Commodity Trust I (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently consists of one separate series. BREAKWAVE DRY BULK SHIPPING ETF (“BDRY,” the “Fund”), is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on NYSE Arca. As of December 31, 2022, BDRY was the Trust's only publicly offered series. Another series of the Trust, the Breakwave Tanker Shipping ETF, was launched on May 3, 2023. The Fund is managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Trading Association (“NFA”). Breakwave Advisors, LLC (“Breakwave”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as BDRY’s commodity trading advisor.

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

When establishing positions in Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BDRY’s Futures Commission Merchant (“FCM”), Marex Financial Ltd (formerly ED&F Man Capital Markets, Inc.). On a daily basis, BDRY is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with the FCM may be held at BDRY’s custodian or remain with the FCM in cash or cash equivalents, as discussed below.

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

The accompanying interim financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. These interim financial statements should be read in conjunction with BDRY’s annual report on Form 10-K for the year ended June 30, 2022 and BDRY’s prospectus dated April 28, 2023 (the “BDRY Prospectus,”). Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three and nine months ended March 31, 2023 and 2022 was at 4:00 p.m. Eastern Time on March 31, 2023 and 2022, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three and nine months ended March 31, 2023 and 2022.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, the Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at March 31, 2023 and 2022.

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

The following table summarizes BDRY’s valuation of investments at March 31, 2023 and at June 30, 2022 using the fair value hierarchy:

	March 31, 2023 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$60,201,552	a	$20,188,940	b	$80,390,492

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

Transfers between levels are recognized at the end of the reporting period. During the nine months ended March 31, 2023 and the year ended June 30, 2022, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

(h) Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis, and marked to market daily. Unrealized gain/loss on open futures contracts is reflected in Receivable/Payable on open futures contracts in the Statements of Assets and Liabilities and the change in the unrealized gain/loss between periods is reflected in the Statements of Operations. BDRY’s interest earned on short-term securities and on cash deposited with Marex Financial (formerly ED&F Man Capital Markets Inc.) is accrued daily and reflected as Interest Income, when applicable, in the Statements of Operations.

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

Management of the Fund has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at March 31, 2023 and June 30, 2022. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Fund’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at March 31, 2023 and at June 30, 2022, as applicable, are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of March 31, 2023

	Asset Derivatives			Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Fair Value		Statements of Assets and Liabilities	Fair Value
Dry Bulk Index Rates Market Risk	Receivable on open futures contracts	$20,188,940	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2022

	Asset Derivatives		Liability Derivatives
Derivatives	Statements of Assets and Liabilities	Fair Value	Statements of Assets and Liabilities	Fair Value
Dry Bulk Index Rates Market Risk			Payable on open futures contracts	$9,265,175*

*	Represents cumulative depreciation of futures contracts as reported in the Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Statements of Operations

For the Three Months Ended March 31, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$8,599,755	$15,844,327

The futures contracts open at March 31, 2023 are indicative of the activity for the three months ended March 31, 2023.

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

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Statements of Operations

For the Nine Months Ended March 31, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(22,801,043)	$29,454,117

The futures contracts open at March 31, 2023 are indicative of the activity for the nine months ended March 31, 2023.

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $21,746 and $-0-, for the three months ended March 31, 2023 and 2022, respectively, and $88,078 and $-0- for the nine months ended March 31, 2023 and 2022, respectively, as disclosed in the Statements of Operations.

The Fund currently accrues its daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund in excess of the Fund’s Expense Cap, which in the case of BDRY, aggregated $-0- and $-0- for the three months ended March 31, 2023 and 2022, respectively, and $-0- and $-0- for the nine months ended March 31, 2023 and 2022, respectively, as disclosed in the Statements of Operations.

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

BDRY has agreed to pay U.S. Bank 0.05% of AUM, with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $16,275 and $15,930 for the three months ended March 31, 2023 and 2022, respectively, and $49,549 and $48,511 for the nine months ended March 31, 2023 and 2022, respectively, as disclosed in the Statements of Operations.

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

BDRY incurred $3,872 and $3,873 for the three months ended March 31, 2023 and 2022, respectively, and $11,790 and $11,791 for the nine months ended March 31, 2023 and 2022, respectively, as disclosed in the Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly.

BDRY incurred $24,429 and $24,195 in wholesale support fees for the three months ended March 31, 2023 and 2022, respectively, and $59,551 and $88,296 for the nine months ended March 31, 2023 and 2022, respectively, as disclosed in the Statements of Operations.

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

The Sponsor does not expect brokerage commissions and fees to exceed 0.40% (excluding the impact on the Fund of creation and/or redemption activity) of the net asset value of the Fund for execution and clearing services on behalf of the Fund, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $220,207 and $140,833 in brokerage commissions and fees for the three months ended March 31, 2023 and 2022, respectively, and $472,373 and $517,171 for the nine months ended March 31, 2023 and 2022, respectively, as disclosed in the Statements of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for the Fund, Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for the Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $1,233 and $617 in trustee fees for the three months ended March 31, 2023 and 2022, respectively, and $3,574 and $1,877 for the nine months ended March 31, 2023 and 2022, respectively, which is included in Other Expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation, paid after the waiver of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $774,681 and $745,148 for the three months ended March 31, 2023 and 2022, respectively, and $1,751,584 and $2,496,315 for the nine months ended March 31, 2023 and 2022, respectively, in routine offering, operational, administrative or other ordinary expenses.

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

The CTA fee waiver for BDRY by Breakwave was $21,746 and $-0- for the three months ended March 31, 2023 and 2022, respectively, and $88,078 and $-0- for the nine months ended March 31, 2023 and 2022, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $-0- for the three months ended March 31, 2023 and 2022, respectively, and $-0- and $-0- for the nine months ended March 31, 2023 and 2022, respectively.

(g) Organizational and Offering Costs

Expenses incurred in connection with organizing BDRY and up to the offering of its Shares upon commencement of its investment operations on March 22, 2018, were paid by the Sponsor and Breakwave without reimbursement.

Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted. For the three and nine months ended March 31, 2023 and 2022, respectively, BDRY incurred no such expenses.

During the year ended June 30, 2021 the Sponsor, in order to maintain the continuous offering of Shares, undertook to register additional Shares of the Fund, the costs of which were borne by the Fund and aggregated $28,997, of which $28,997 and $21,768 was amortized to expense at March 31, 2023 and 2022, respectively. Amortization of offering costs amounted to $-0- and $7,150 for the three months ended March 31, 2023 and 2022, respectively, and $-0- and $21,768, respectively, for the nine months ended March 31, 2023 and 2022, respectively.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended March 31, 2023 and 2022, respectively, BDRY incurred no such expenses.

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

(b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2023
	Shares	Net Assets Increase
Shares Sold	7,875,000	$57,927,738
Shares Redeemed	(2,075,000)	(20,024,768)
Net Increase	5,800,000	$37,902,970

Summary of Share Transactions for the Three Months Ended March 31, 2022
	Shares	Net Assets Increase
Shares Sold	1,875,000	$55,053,580
Shares Redeemed	(1,000,000)	(25,311,110)
Net Increase	875,000	$29,742,470)

Summary of Share Transactions for the Nine Months Ended March 31, 2023
	Shares	Net Assets Increase
Shares Sold	11,900,000	$93,151,639
Shares Redeemed	(4,900,000)	(46,402,603)
Net Increase	7,000,000	$46,749,036

Summary of Share Transactions for the Nine Months Ended March 31, 2022
	Shares	Net Assets Decrease
Shares Sold	3,850,000	$115,135,238
Shares Redeemed	(4,525,000)	(126,425,873)
Net Increase	(675,000)	$(11,290,635)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2023, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three month and nine months ended March 31, 2023 and March 31, 2022, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	BREAKWAVE DRY BULK SHIPPING ETF
	THREE MONTHS ENDED
	MARCH 31, 2023	MARCH 31, 2022

Net Asset Value
Net asset value per Share, beginning of period	$9.38	$29.65
Net investment income (loss)	(0.05)	(0.29)
Net realized and unrealized gain (loss)	0.68	(5.32)
Net Income (Loss)	0.63	(5.62)
Net Asset Value per Share, end of period	$10.01	$24.03
Market Value per Share, end of period	$10.10	$24.18
Ratios to Average Net Assets*
Expense Ratio***	4.95%	4.96%
Expense Ratio*** before Waiver/Assumption	5.09%	4.96%
Net Investment Income (Loss)	(2.20)%	(4.95)%
Total Return, at Net Asset Value**	6.72%	(18.94)%
Total Return, at Market Value**	9.90%	(18.01)%

*	Percentages are annualized

**	Percentages are not annualized

***	Since inception (March 22, 2018), Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses.

	BREAKWAVE DRY BULK SHIPPING ETF
	NINE MONTHS ENDED
	MARCH 31, 2023	MARCH 31, 2022

Net Asset Value
Net asset value per Share, beginning of period	$17.06	$28.88
Net investment income (loss)	(0.21)	(0.88)
Net realized and unrealized gain (loss)	(6.84)	(3.97)
Net Income (Loss)	(7.05)	(4.85)
Net Asset Value per Share, end of period	10.01	24.03
Market Value per Share, end of period	$10.10	$24.18
Ratios to Average Net Assets*
Expense Ratio***	4.89%	4.31%
Expense Ratio*** before Waiver/Assumption	5.15%	4.31%
Net Investment Income (Loss)	(3.06)%	(4.30)%
Total Return, at Net Asset Value**	(41.32)%	(16.79)%
Total Return, at Market Value**	(41.18)%	(17.61)%

*	Percentages are annualized

**	Percentages are not annualized

***	For Breakwave Dry Bulk Shipping ETF, as of inception (March 22, 2018), Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses.

(11) Subsequent Events

On May 3, 2023, a second series, BREAKWAVE TANKER SHIPPING ETF (“BWET”) was added to the Trust. BWET commenced investment operations on May 3, 2023 and commenced trading on NYSE Arca on May 3, 2023 and trades under the symbol “BWET.” BWET, similar to BDRY, is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on NYSE Arca. BWET is managed and controlled by the Sponsor. Breakwave also serves as BWET’s commodity trading advisor.

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

Overview

The Trust is a Delaware statutory trust formed on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently includes one series: Breakwave Dry Bulk Shipping ETF (“BDRY,” or the “Fund”), which is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. Breakwave Tanker Shipping ETF (“BWET”) was added to the Trust as its second series on May 3, 2023.

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

The Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of March 31, 2023 include:

Name	Ticker	Market Value USD
Baltic Capesize Time Charter Apr 23	BFFATC J23 Index	$13,655,680
Baltic Capesize Time Charter May 23	BFFATC K23 Index	17,160,040
Baltic Capesize Time Charter Jun 23	BFFATC M23 Index	17,507,360
Baltic Panamax T/C Average Shipping Route Apr 23	BFFAP J23 Index	11,723,000
Baltic Panamax T/C Average Shipping Route May 23	BFFAP K23 Index	12,773,320
Baltic Panamax T/C Average Shipping Route Jun 23	BFFAP M23 Index	12,942,040
Baltic Supramax Average Shipping Route Apr 23	S58FM J23 Index	2,850,000)
Baltic Supramax Average Shipping Route May 23	S58FM K23 Index	3,156,600
Baltic Supramax Average Shipping Route Jun 23	S58FM M23 Index	3,248,400

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

When establishing positions in Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or the Fund’s futures commission merchant (“FCM”). On a daily basis, the Fund will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with the FCM may be held at the Fund’s custodian in cash or cash equivalents.

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

Breakwave Dry Bulk Shipping ETF

During the three months ended March 31, 2023, freight rates remained relatively unchanged, with the Baltic Dry Index, an index that tracks global spot rates for dry bulk shipping, ending the quarter up by less than 1%. Early weakness during the first two months due to the seasonal decline in iron ore export activity was offset by a strong rebound during the month of March. Bulk commodity exports during the quarter were up considerably versus the same period last year, aiding demand for dry bulk transportation. On the other hand, the unwinding of port congestion that followed the Covid-related logistical disruptions led to a higher number of available ships, which balanced the market. At the end of the quarter, freight rate volatility was relatively low, while the level of freight rates was comparable to the same period last year.

During the three months ended March 31, 2023, freight futures experienced an increase reflecting better than expected activity in the physical market but also improved sentiment coming from the broader commodity markets in anticipation of China's increased economic activity flowing the lifting of most Covid-related restrictions. Although the first calendar quarter of the year historically has been the weakest period of the year, freight futures partially recovered in the middle of the period following early declines, leading to a steeper futures curve in the near dated months. BDRY closely tracked the performance of short-term dry bulk freight futures and ended the quarter up approximately 9%.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended March 31, 2023.

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

The per Share market value of BDRY and its NAV tracked closely for the nine months ended March 31, 2023.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended March 31, 2023 and 2022, and the nine months ended March 31, 2023 and 2022. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023

Fund Share Price Performance

During the three months ended March 31, 2023, the NYSE Arca market value of each Share increased (+9.90%) from $9.19 per Share, representing the closing trade on December 30, 2022, to $10.10 per Share, representing the closing price on March 31, 2023. The Share price high and low for the three months ended March 31, 2023 and related change from the closing Share price on December 30, 2022 were as follows: Shares traded from a high of $10.72 per share (+16.65%) on March 14, 2023 to a low of $6.30 per share (-31.45%) on February 15, 2023.

Fund Share Net Asset Performance

For the three months ended March 31, 2023, the net asset value of each Share increased (+6.72%) from $9.38 per Share to $10.01 per Share. Gains in the investments and futures contracts and the net investment loss resulted in the overall increase in the NAV per Share during the three months ended March 31, 2023.

Net gain for the three months ended March 31, 2023, was $24,108,529, resulting from net realized gains on investments and futures contracts of $8,599,755, unrealized gains on futures contracts of $15,844,327 and the net investment loss of $335,553.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2023

Fund Share Price Performance

During the nine months ended March 31, 2023, the NYSE Arca market value of each Share decreased (-41.18%) from $17.17 per Share, representing the closing trade on June 30, 2022, to $10.10 per Share, representing the closing price on March 31, 2023. The Share price high and low for the nine months ended March 31, 2023 and related change from the closing Share price on June 30, 2022 were as follows: Shares traded from a high of $17.16 per Share(-0.06%) on July 1, 2022 to a low of $6.30 per Share (-63.31%) on February 15, 2023.

Fund Share Net Asset Performance

For the nine months ended March 31, 2023, the net asset value of each Share decreased (-41.32%) from $17.06 per Share to $10.01 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the nine months ended March 31, 2023.

Net gain for the nine months ended March 31, 2023, was $5,611,790, resulting from net realized loss on investments and futures contracts of $22,801,043, unrealized gains on futures contracts of $29,454,117 and the net investment loss of $51,041,284.

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

Market Risk

Trading in Benchmark Component Instruments such as futures contracts will involve the Fund entering into contractual commitments to purchase or sell specific amounts of instruments at a specified date in the future. The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of the Fund as the Fund intends to close out any open positions prior to the contractual expiration date. As a result, the Fund’s market risk is the risk of loss arising from the decline in value of the contracts. The Fund considers the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the settlement of contracts will be limited to the aggregate face amount of the contracts held.

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

Off Balance Sheet Financing

As of March 31, 2023, neither the Trust nor the Fund have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the exposure of the Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Fund.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $-0- for the three months ended March 31, 2023 and 2022, respectively, and $-0- and $-0- for the nine months ended March 31, 2023 and 2022, respectively, as disclosed in the Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $21,746 and $-0- for the three months ended March 31, 2023 and 2022, respectively, and $88,078 and $-0- for the nine months ended March 31, 2023 and 2022, respectively, as disclosed in the Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $774,681 and $745,148 for the three months ended March 31, 2023 and 2022, respectively, and $1,741,584 and $2,496,315, respectively, for the nine months ended March 31, 2023 and 2022 as disclosed in the Statements of Operations.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 4, 2018, the Sponsor made a $1,000 capital contribution to the Breakwave Dry Bulk Shipping ETF in exchange for forty shares of such Fund prior to the Fund’s commencement of operations; such shares were sold in a private offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On March 31, 2023, 9,875,040 shares of the Fund were outstanding for a market capitalization of $99,737,904. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed eighty three (83) baskets (each comprising 25,000 shares) during the three months ended March 31, 2023 at an average price per share of $9.65. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended March 31, 2023:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
January 2023	600,000	$9.30
February 2023	-	-
March 2023	1,475,000	$9.79
Total	2,075,000	$9.65

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

Date: May 15, 2023