Form 10-K
period 2023-06-30
ETF Managers Group Commodity Trust I
filed 2023-09-27
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2023.

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

(908) 897-0518

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Shares of Breakwave Dry Bulk Shipping ETF	BDRY	NYSE Arca, Inc.
Shares of Breakwave Tanker Shipping ETF	BWET	NYSE Arca, Inc.

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial reporting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of December 31, 2022 was: $36,070,750. (BDRY)

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of December 31, 2022 was: N/A. (BWET)

The registrant had 13,000,040 outstanding shares as of September 1, 2023. (BDRY)

The registrant had 200,100 outstanding shares as of September 1, 2023. (BWET)

Auditor Name:	Auditor Location:	Auditor Firm ID:
WithumSmith+Brown, PC	New York, NY	100

ETF Managers Group Commodity Trust I

i

Part I

Item 1. Business

The Trust and the Funds

ETF Managers Group Commodity Trust I (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently includes two separate series: (i) Breakwave Dry Bulk Shipping ETF (“BDRY”), which is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca, Inc. stock exchange (“NYSE Arca”), and (ii) Breakwave Tanker Shipping ETF (“BWET,” and together with BDRY, each, a “Fund” and collectively, the “Funds”), which is also a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on NYSE Arca.

BDRY commenced investment operations on March 22, 2018. BDRY commenced trading on NYSE Arca on March 22, 2018 and trades under the symbol “BDRY.” BWET commenced investment operations on May 3, 2023. BWET commenced trading on the NYSE Arca on May 3, 2023 and trades under the symbol “BWET.”

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

Breakwave Dry Bulk Shipping ETF

BDRY Investment Objective

BDRY’s investment objective is to provide investors with exposure to the daily change in the price of dry bulk freight futures by tracking the performance of a portfolio (the “BDRY Benchmark Portfolio” ) consisting of exchange-cleared futures contracts on the cost of shipping dry bulk freight (“Dry Freight Futures”). BDRY seeks to achieve its investment objective by investing substantially all of its assets in the Dry Freight Futures currently constituting the BDRY Benchmark Portfolio.

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

BDRY Investing Strategy

BDRY seeks to achieve its investment objective by investing substantially all of its assets in the Dry Freight Futures currently constituting the BDRY Benchmark Portfolio. The BDRY Benchmark Portfolio will include all existing positions to maturity and settle them in cash. During any given calendar quarter, the BDRY Benchmark Portfolio will progressively increase its position to the next calendar quarter three-month strip, thus maintaining constant exposure to the Dry Freight Futures market as positions mature.

The BDRY Benchmark Portfolio will maintain long-only positions in Dry Freight Futures. The BDRY Benchmark Portfolio will include a combination of Capesize, Panamax and Supramax Dry Freight Futures. More specifically, the BDRY Benchmark Portfolio will include 50% exposure in Capesize Dry Freight Futures contracts, 40% exposure in Panamax Dry Freight Futures contracts and 10% exposure in Supramax Dry Freight Futures contracts. The BDRY Benchmark Portfolio will not include and BDRY will not invest in swaps, non-cleared dry bulk freight forwards or other over-the-counter derivative instruments that are not cleared through exchanges or clearing houses. BDRY may hold exchange-traded options on Dry Freight Futures. The BDRY Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually. The Dry Freight Futures currently constituting the BDRY Benchmark Portfolio, as well as the daily holdings of BDRY will be available on BDRY’s website at www.drybulketf.com.

When establishing positions in Dry Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Dry Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BDRY’s futures commission merchant (“FCM”). On a daily basis, BDRY will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Dry Freight Futures positions. Any assets not required to be posted as margin with BDRY’s FCM will generally be held at BDRY’s custodian in cash or cash equivalents, as discussed below.

BDRY will hold cash or cash equivalents such as U.S. Treasuries or other high credit quality, short-term fixed-income or similar securities for direct investment and for other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. BDRY may also realize interest income from its holdings in U.S. Treasuries or other market rate instruments.

BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave, which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Dry Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship - Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 10TC Index.

The Dry Freight Futures currently constituting the BDRY Benchmark Portfolio as of June 30, 2023 include:

Name	Ticker	Market Value USD
BALTIC CAPESIZE TIME CHARTER - JUL 23	BFFATC N23 Index	$9,552,340
BALTIC CAPESIZE TIME CHARTER - AUG 23	BFFATC Q23 Index	10,172,340
BALTIC CAPESIZE TIME CHARTER - SEP 23	BFFATC U23 Index	10,781,180
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - JUL 23	BFFAP N23 Index	7,122,330
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - AUG 23	BFFAP Q23 Index	8,311,410
BALTIC EXCHANGE PANAMAX T/C AVERAGE SHIPPING ROUTE INDEX - SEP 23	BFFAP U23 Index	9,218,610
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE INDEX - JUL 23	S58FM N23 Index	1,752,750
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE INDEX - AUG 23	S58FM Q23 Index	1,938,000
BALTIC EXCHANGE SUPRAMAX T/C AVERAGE SHIPPING ROUTE INDEX - SEP 23	S58FM U23 Index	2,120,000

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

Breakwave Tanker Shipping ETF

BWET Investment Objective

BWET’s investment objective is to provide investors with exposure to the daily change in the price of crude oil tanker freight futures by tracking the performance of a portfolio (the “BWET Benchmark Portfolio” and, collectively with the BDRY Benchmark Portfolio, the “Benchmark Portfolios”) consisting of exchange-cleared futures contracts on the cost of shipping crude oil (“Oil Freight Futures” and, collectively with Dry Freight Futures, the “Freight Futures”). BWET seeks to achieve its investment objective by investing substantially all of its assets in the Oil Freight Futures currently constituting the BWET Benchmark Portfolio.

The BWET Benchmark Portfolio is maintained by Breakwave, which also serves as BWET’s CTA. The BWET Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually.

BWET Commodity Trading Advisor

Breakwave serves as BWET’s CTA. Breakwave is a Delaware limited liability company.

Breakwave is registered as a CTA with the CFTC and is a member of the NFA.

Breakwave provides its services to BWET under a Services Agreement with the Sponsor. Under this agreement, Breakwave has agreed to compose and maintain the BWET Benchmark Portfolio and license to the Sponsor the use of the BWET Benchmark Portfolio.

BWET Investing Strategy

BWET seeks to achieve its investment objective by investing substantially all of its assets in the Oil Freight Futures currently constituting the BWET Benchmark Portfolio. The BWET Benchmark Portfolio will include all existing positions to maturity and settle them in cash. During any given calendar quarter, the BWET Benchmark Portfolio will progressively increase its position to the next calendar quarter three-month strip, thus maintaining constant exposure to the Oil Freight Futures market as positions mature.

The BWET Benchmark Portfolio will maintain long-only positions in Oil Freight Futures. The BWET Benchmark Portfolio will include a combination of TD3C and TD20 Oil Freight Futures. More specifically, the BWET Benchmark Portfolio will include 90% exposure in TD3C Oil Freight Futures contracts and 10% exposure in TD20 Oil Freight Futures contracts. The BWET Benchmark Portfolio will not include and BWET will not invest in swaps, non-cleared crude oil freight forwards or other over-the-counter derivative instruments that are not cleared through exchanges or clearing houses. BWET may hold exchange-traded options on Oil Freight Futures. The BWET Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually. The Oil Freight Futures currently constituting the BWET Benchmark Portfolio, as well as the daily holdings of BWET will be available on BWETS’s website at www.tankeretf.com.

When establishing positions in Oil Freight Futures, BWET will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Oil Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BWET’s futures commission merchant (“FCM”). On a daily basis, BWET will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Oil Freight Futures positions. Any assets not required to be posted as margin with BWET’s FCM will generally be held at BWET’s custodian in cash or cash equivalents, as discussed below.

BWET will hold cash or cash equivalents such as U.S. Treasuries or other high credit quality, short-term fixed-income or similar securities for direct investment and for other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. BWET may also realize interest income from its holdings in U.S. Treasuries or other market rate instruments.

BWET Benchmark Portfolio

The BWET Benchmark Portfolio is maintained by Breakwave, which also serves as BWET’s CTA. The BWET Benchmark Portfolio consists of the Oil Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping crude oil. Each Reference Index is published each United Kingdom business day by the Baltic Exchange and measures the charter rate for shipping crude oil in a specific size category of cargo ship and for a specific route – TD3C or TD20. The two Reference Indexes are as follows:

●	TD3C: the TD3C Index; and

●	TD20: the TD20 Index.

The Oil Freight Futures currently constituting the BWET Benchmark Portfolio as of June 30, 2023 include:

Name	Ticker	Market Value USD
BALTIC TD3C TIME CHARTER - JUL 23	BFFA3D N23 Index	$1,296,000
BALTIC TD3C TIME CHARTER - AUG 23	BFFA3D Q23 Index	1,229,400
BALTIC TD3C TIME CHARTER - SEP 23	BFFA3D U23 Index	1,234,800
BALTIC TD20 TIME CHARTER - JUL 23	BFFD20 N23 Index	95,450
BALTIC TD20 TIME CHARTER - AUG 23	BFFD20 Q23 Index	179,400
BALTIC TD20 TIME CHARTER - SEP 23	BFFD20 U23 Index	89,150

The value of the TD3C Index and the TD20 Index is disseminated daily at 4:00 p.m. London Time by the Baltic Exchange The Reference Index information disseminated by the Baltic Exchange also includes the components and value of each component in each Reference Index. Such Reference Index information also is widely disseminated by Reuters and/or other major market data vendors.

Fund Trading Policies

Liquidity

Each Fund invests principally in exchange cleared futures that, in the opinion of the Sponsor, are traded in sufficient volume to permit the ready taking of orders in these financial instruments.

Leverage

The Sponsor endeavors to have the value of each Fund’s Treasury Securities, cash and cash equivalents, whether held by the Fund or posted as margin or collateral, at all times approximate the aggregate market value of its obligations under the Fund’s Freight Futures interests, adjusted for the proportion of the current month’s Freight Futures contracts whose value has already been assessed.

Borrowings

Each Fund does not intend to, or foresees the need to, borrow money or establish lines of credit.

Pyramiding

Each Fund does not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase of additional positions in the same commodity interest.

No Distributions

The Sponsor has discretionary authority over all distributions made by the Funds. In view of each Fund’s objective of seeking significant capital appreciation, the Sponsor currently does not intend to cause a Fund to make any distributions, but, has the sole discretion to do so from time to time.

Margin Requirements and Marking-to-Market Futures Positions

“Initial margin” is an amount of funds that must be deposited by a commodity trader with the trader’s broker to initiate an open position in futures contracts. A margin deposit is like a cash performance bond. It helps assure the trader’s performance of the futures contracts that he or she purchases or sells. Futures contracts are customarily bought and sold on initial margin that represents a small percentage of the aggregate purchase or sales price of the contract. The amount of margin required in connection with a particular futures contract is set by the exchange on which the contract is traded. Brokerage firms, such as the Funds’ clearing broker, carrying accounts for traders in commodity interest contracts may require higher amounts of margin as a matter of policy to further protect themselves.

Futures contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if a Fund’s futures positions have declined in value, the Fund may be required to post “variation margin” to cover this decline. Alternatively, if a Fund’s futures positions have increased in value, this increase will be credited to the Fund’s account.

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

Distributor

ETFMG Financial LLC (“ETFMG Financial”), a wholly-owned subsidiary of ETFMG, provided statutory and wholesaling distribution services to each Fund since it commenced trading on the NYSE Arca through August 14, 2023. Each Fund paid ETFMG Financial an annual fee for statutory and wholesaling distribution services and related administrative services equal to the greater of $15,000 or 0.02% of the Fund’s average daily net assets, payable monthly. Pursuant to the Marketing Agent Agreement between the Sponsor, each Fund and ETFMG Financial, ETFMG Financial assisted the Sponsor and the applicable Fund with certain functions and duties relating to distribution and marketing services to the applicable Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. ETFMG Financial also assisted with the processing of creation and redemption orders.

Effective August 14, 2023, the Sponsor entered into a Marketing Agent Agreement (the “Marketing Agent Agreement”) on behalf of the Trust and the Funds with Foreside Fund Services, LLC (“Foreside”), pursuant to which Foreside provides certain marketing services to the Funds. Each Fund pays an annual fee for such distribution services and related administrative services equal to approximately 0.00006% of the Fund’s average daily net assets, with a minimum of approximately $7,150 payable annually. Pursuant to the Marketing Agent Agreement between the Sponsor, the Funds and Foreside, Foreside assists the Sponsor and the Funds with certain functions and duties relating to distribution and marketing services to the Funds, including reviewing and approving marketing materials and certain regulatory compliance matters. Foreside also assists with the processing of creation and redemption orders. Foreside’s principal business address is Three Canal Plaza, Suite 100, Portland, ME 04101. Foreside is a broker-dealer registered with FINRA.

Trustee

Under the respective Amended and Restated Declaration of Trust and Trust Agreement (each, a “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Funds. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor.

Futures Commission Merchant

Marex Financial (“Marex”), registered in England, serves as the Funds’ clearing broker (the “Commodity Broker”). In its capacity as clearing broker, the Commodity Broker executes and clears the Funds’ futures transactions and performs certain administrative services for the Funds. ED&F Man Capital Markets Limited served as BDRY’s clearing broker from June 3, 2022 until being acquired by Marex on October 3, 2023. Marex is exempt, pursuant to CFTC Regulation 30.10, from registration with the CFTC as a futures commission merchant. The Funds pay Marex commissions for executing and clearing trades on their behalf.

There have been no material administrative, civil or criminal actions brought, pending or concluded against Marex or its principals in the past five years.

Marex is not affiliated with the Funds or the Sponsor. Therefore, the Sponsor and the Funds do not believe that the Funds have any conflicts of interest with Marex or its trading principals arising from their acting as the Funds’ FCM.

Legal Counsel

Eversheds Sutherland (US) LLP serves as legal counsel to the Trust and the Funds.

Fees of the Funds

Management and CTA Fees

BDRY and BWET each pay the Sponsor a management fee (the “Sponsor Fee”) in consideration of the Sponsor’s advisory services to the Funds. Additionally, BDRY and BWET each pay Breakwave a license and service fee (the “CTA Fee”).

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through March 31, 2025. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $-0- for the years ended June 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA Fee, pursuant to the contractual waiver, amounted to $22,434 and $-0- for the years ended June 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense category amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $2,420,639 and $3,280,229 for the years ended June 30, 2023 and 2022, respectively.

BWET pays the Sponsor Fee, monthly in arrears, in an amount equal to the greater of 0.30% per year of BWET’s average daily net assets, or $50,000. BWET’s Sponsor Fee is paid in consideration of the Sponsor’s management services to BWET. BWET also pays Breakwave the CTA Fee monthly in arrears, for the use of BWET’s Benchmark Portfolio in an amount equal to 1.45% per annum of BWET’s average daily net assets.

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BWET so that BWET’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BWET’s average daily net assets (the “BWET Expense Cap”). The assumption of expenses and waiver of BWET’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through March 31, 2025. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BWET could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BWET, pursuant to the BWET Expense Cap, amounted to $77,450 for the period from May 3, 2023 (commencement of operations) to June 30, 2023, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $7,574 for the period from May 3, 2023 (commencement of operations) to June 30, 2023, as disclosed in the Combined Statements of Operations. BWET currently accrues its daily expenses based upon established individual expense category amounts or the BWET Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BWET’s total expenses amounted to $123,053 for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

Administrator, Custodian, Fund Accountant, and Transfer Agent Fees

The Funds have agreed to pay U.S. Bank 0.05% of AUM, with a $50,000 and $45,000 minimum annual fee for BDRY and BWET, respectively, payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $66,005 and $64,618 for the years ended June 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BWET paid U.S. Bank $9,666 for the period from May 3, 2023 (commencement of operations) to June 30, 2023, as disclosed in the Combined Statements of Operations.

Distribution Fees

Each Fund paid ETFMG Financial an annual fee for statutory and wholesaling distribution services and related administrative services equal to the greater of $15,000 or 0.02% of each Funds’ average daily net assets, payable monthly. Pursuant to the Marketing Agent Agreement between the Sponsor, each Fund and ETFMG Financial, ETFMG Financial assisted the Sponsor and each Fund with certain functions and duties relating to distribution and marketing services to each Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. ETFMG Financial also assisted with the processing of creation and redemption orders. BDRY incurred $15,707 and $15,707 in distribution and related administrative services for the years ended June 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $2,539 in distribution and related administrative services for the period from May 3, 2023 (commencement of operations) to June 30, 2023, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor for wholesale support services at an annual rate of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BDRY incurred $87,902 and $112,393 in wholesale support fees for the years ended June 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations.

BWET pays the Sponsor for wholesale support services at an annual rate of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly. BWET incurred $3,209 in wholesale support fees for the period from May 3, 2023 (commencement of operations) to June 30, 2023, as disclosed in the Combined Statements of Operations.

Futures Commission Merchant Fees

Each Fund pays brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees, on an annual basis, to exceed 0.40% for BDRY and 1.30% for BWET (excluding the impact on the Funds of creation and/or redemption activity) of the NAV of the respective Funds and for execution and clearing services to exceed $12 per lot on behalf of BDRY and $7 per lot on behalf of BWET, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of freight futures, Treasury Instruments or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $684,169 and $665,810 in brokerage commissions and fees for the years ended June 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $19,746 in brokerage commissions for the period from May 3, 2023 (commencement of operations) to June 30, 2023, as disclosed in the Combined Statements of Operations.

Other Fees

Each Fund is responsible for certain other expenses, including professional services (e.g., outside auditor’s fees and legal fees and expenses), shareholder Form K-1’s, tax return preparation, regulatory compliance, and other services provided by affiliated and non-affiliated service providers. The fees for Principal Financial Officer, Chief Compliance Officer, and regulatory reporting services provided to the Funds by the Sponsor each amount to $25,000 per annum.

Extraordinary fees

Each Fund pays all of its extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount.

Form of Shares

Registered Form

Shares of the Funds are issued in registered form in accordance with the Trust Agreement for each Fund. U.S. Bank has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. U.S. Bank keeps a record of all limited partners and holders of the shares in certificated form in the registry (the “Register”). The Sponsor recognizes transfers of shares in certificated form only if done in accordance with the respective Trust Agreement for each Fund. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

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

Each Fund’s NAV is calculated by:

●	Taking the current market value of its total assets;

●	Subtracting any liabilities; and

●	Dividing that total by the total number of outstanding shares.

The Administrator calculates the NAV of the Funds once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. E.T. Regular trading on the NYSE Arca typically closes at 4:00 p.m. E.T. The Administrator uses the Baltic Exchange settlement price for the Freight Futures and option contracts. The Administrator calculates or determines the value of all other BDRY and BWET investments using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the close of the NYSE Arca (normally 4:00 p.m. E.T.), in accordance with the current Administrative Agency Agreement among U.S. Bancorp Fund Services, the Fund and the Sponsor.

In addition, in order to provide updated information relating to the Funds for use by investors and market professionals, an updated indicative fund value (“IFV”) is made available through on-line information services throughout the core trading hours of 9:30 a.m. E.T. to 4:00 p.m. E.T. on each trading day. The IFV is calculated by using the prior day’s closing NAV per share of each Fund as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the futures and/or options held by each Fund. Certain Freight Futures brokers provide real time pricing information to the general public either through their websites or through data vendors such as Bloomberg or Reuters. The IFV disseminated during NYSE Arca core trading hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day based upon the relevant end of day values of each of the Funds’ investments.

The IFV is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours. The customary trading hours of the Freight Futures trading are 3:00 a.m. E.T. to 12:00 p.m. E.T. This means that there is a gap in time at the beginning and/or the end of each day during which the Funds’ shares are traded on the NYSE Arca, but real-time trading prices for contracts are not available. During such gaps in time the IFV will be calculated based on the end of day price of such contracts from the Baltic Exchange’s immediately preceding trading session. In addition, other investments held by the Funds will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor or broker-dealer quotes. These investments will not be included in the IFV.

The NYSE Arca disseminates the IFV through the facilities of CTA/CQ High Speed Lines. In addition, the IFV is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the IFV provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of the Funds’ shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of the Funds’ shares and the IFV. If the market price of the Funds’ shares diverges significantly from the IFV, market professionals will have an incentive to execute arbitrage trades. For example, if the Funds’ shares appear to be trading at a discount compared to the IFV, a market professional could purchase the Funds’ shares on the NYSE Arca and take the opposite position in Freight Futures. Such arbitrage trades can tighten the tracking between the market price of the Funds’ shares and the IFV and thus can be beneficial to all market participants.

Creation and Redemption of Shares

The Funds create and redeem shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Funds or the distribution by the Funds of the amount of cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of shares included in the baskets being created or redeemed determined as of 4:00 p.m. E.T. on the day the order to create or redeem baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor. The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the U.S. Treasuries and any cash required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Funds, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants will pay a transaction fee of $300 to the Custodian for each order they place to create or redeem one or more baskets. Authorized Participants who make deposits with the Funds in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either of the Funds or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Funds to effect any sale or resale of shares.

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

Determination of Required Payment

The Creation Basket Deposit for each Fund is the NAV of 25,000 shares on the purchase order date, but only if the required payment is timely received. To calculate the NAV, the Administrator will use the Baltic Exchange settlement price (typically determined after 12:00 p.m. E.T. and 2:00 p.m. E.T. for BWET and BDRY Freight Futures respectively) for the Freight Futures.

Because orders to purchase Creation Baskets must be placed no later than 12:00 p.m. E.T., but the total payment required to create a Creation Basket typically will not be determined until after 12:00 p.m. E.T. or 2:00 p.m. E.T. for BWET and BDRY respectively, on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a Creation Basket at the time they submit an irrevocable purchase order. The NAV and the total amount of the payment required to create a Creation Basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. By placing an order for Redemption Baskets of BDRY or BWET, an Authorized Participant agrees to deliver the Redemption Baskets to be redeemed through DTC’s book-entry system to the respective Fund not later than 12:00 p.m. E.T., on the next business day immediately following the redemption order date. Prior to the delivery of redemption distribution or proceeds, the Authorized Participant will be charged a non-refundable transaction fee due for the redemption order.

Determination of Redemption Proceeds

The redemption proceeds from the Funds consist of a cash redemption amount equal to the NAV of the number of Baskets requested in the Authorized Participant’s redemption order on the redemption order date. To calculate the NAV, the Administrator will use the Baltic Exchange settlement price (typically determined after 12:00 p.m. E.T. and 2:00 p.m. E.T. for the BWET and BDRY Freight Futures respectively) for the Freight Futures.

Because orders to redeem baskets must be placed no later than 12:00 p.m. E.T., but the total amount of redemption proceeds typically will not be determined until after 12:00 p.m. E.T or 2:00 p.m. E.T. for BWET and BDRY respectively, on the date the redemption order is received, Authorized Participants will not know the total amount of the redemption proceeds at the time they submit an irrevocable redemption order. The NAV and the total amount of redemption proceeds could rise or fall substantially between the time an irrevocable redemption order is submitted and the time the amount of redemption proceeds in respect thereof is determined.

Delivery of Redemption Proceeds

The redemption proceeds due from the Fund will be delivered to the Authorized Participant at 1:00 p.m. E.T., on the next business day immediately following the redemption order date if, by such time, the Funds’ DTC account has been credited with the baskets to be redeemed. If the Funds’ DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole baskets received if the Funds receive the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time, determine and the remaining baskets to be redeemed are credited to the Funds’ DTC accounts by 1:00 p.m. E.T., on such next business day. Any further outstanding amount of the redemption order shall be cancelled. The Sponsor may cause the redemption distribution to be delivered notwithstanding that the baskets to be redeemed are not credited to the Fund’s DTC account by 12:00 p.m. E.T., on the next business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor may from time to time determine.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca, or the Baltic Exchange is closed other than customary weekend or holiday closings, or trading on the NYSE Arca, or the Baltic Exchange, is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of the redemption distribution or redemption proceeds, as applicable, is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of the limited partners or shareholders. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Funds’ assets at an appropriate value to fund a redemption. If the Sponsor has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets or a suspension of trading by the exchange where the futures contracts are listed, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the Distributor, the Transfer Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Funds if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, the Funds create and redeem shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Funds or the distribution by the Funds of the amount of cash, represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of shares included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of the Funds at the time the Authorized Participant purchased the Creation Baskets and the NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the futures contract market. The prices of shares offered by Authorized Participants are expected to fall between the Funds’ NAVs and the trading price of the shares on the NYSE Arca at the time of sale.

Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants that make deposits with the Funds in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either of the Funds or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Funds to effect any sale or resale of shares.

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

There are a minimum number of specified baskets and associated shares. Once the minimum number of baskets is reached, there can be no more basket redemptions until there has been a Creation Basket. In such case, market makers may be less willing to purchase shares from investors in the secondary market, which may in turn limit the ability of shareholders of the Funds to sell their shares in the secondary market. As of the date of this annual report the minimum level for both BDRY and BWET is 50,000 shares, representing two baskets.

All proceeds from the sale of Creation Baskets will be invested as quickly as practicable in the investments described in the prospectus. The Funds’ cash and investments are held through their Custodian, in accounts with their commodity futures brokers or in demand deposits with highly-rated financial institutions. There is no stated maximum time period for either of the Funds’ operations and the Funds may continue their operations until all shares are redeemed or the Funds are liquidated pursuant to the terms of the Funds’ Trust Agreement.

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

The regulation of commodity interest transactions in the United States is an evolving area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds or the ability of the Funds to continue to implement their investment strategies. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

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

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of CPOs and FCMs and their respective associated persons. The Sponsor is a member of the NFA and, as such, it will be subject to NFA standards relating to fair trade practices, financial condition and consumer protection. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members. Neither the Trust nor the Funds are required to become a member of the NFA.

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

SEC Reports

Each Fund makes available, free of charge, on its website (www.drybulketf.com for BDRY and www.tankeretf.com for BWET), its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC though its website at: www.sec.gov.

CFTC Reports

The Trust also makes available, on its website, its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings

Although the Funds may, from time to time, be involved in litigation arising out of their operations in the normal course of business or otherwise, the Funds are currently not a party to any pending legal proceedings.

Mr. Masucci, a principal of the Sponsor, and certain affiliates of the Sponsor have entered into a settlement agreement with the Securities and Exchange Commission (“SEC”) regarding certain alleged conflicts of interest arising in connection with ETFMG Alternative Harvest ETF’s (MJ) participation in the securities lending program administered by its prior custodian. Without admitting or denying the SEC’s findings, Mr. Masucci agreed to a cease-and-desist order, to pay a $400,000 penalty, and to an associational bar under the Investment Advisers Act of 1940, as amended, and a prohibition under the Investment Company Act of 1940, as amended, with a right to reapply after three years. Certain affiliates of the Sponsor agreed to censures, to a cease-and-desist order, and to pay, jointly and severally, a civil penalty of $4 million. The settlement resolves the SEC’s investigation of Mr. Masucci and affiliates of the Sponsor.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of BDRY have traded on the NYSE Arca under the symbol “BDRY” since March 22, 2018.

As of June 30, 2023, BDRY had approximately 12,563 holders of its shares.

Shares of BWET have traded on the NYSE Arca under the symbol “BWET” since May 3, 2023.

As of June 30, 2023, BWET had approximately 202 holders of its shares.

Dividends

The Funds have not made and do not currently intend to make cash distributions to their shareholders.

Issuer Purchases of Equity Securities

The Funds do not purchase shares directly from their shareholders.

Authorized Participant redemption activity for each Fund during the period from April 1, 2023 through June 30, 2023 and the period from April 1, 2022 through June 30, 2022 was as follows:

BDRY
Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from April 1, 2023 through June 30, 2023	1,725,000	$8.69
Period from April 1, 2022 through June 30, 2022	1,550,000	$21.21

BWET
Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from April 1, 2023 through June 30, 2023	—	$—
Period from April 1, 2022 through June 30, 2022	—	$—

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust and the Funds included elsewhere in this annual report on Form 10-K.

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

Overview

The Trust is a Delaware statutory trust formed on July 23, 2014. The Trust is a series trust currently consisting of two publicly listed series: Breakwave Dry Bulk Shipping ETF (“BDRY”) and Breakwave Tanker Shipping ETF (“BWET”). All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the respective Fund. The Trust and the Funds operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

On April 28, 2023, the form S-1 for BWET was declared effective by the SEC. On May 1, 2023, eight Creation Baskets were issued for the Fund, representing 200,000 shares and $3,000,000. The Fund began trading on the NYSE Arca on May 3, 2023.

Each Fund is designed and managed to track the performance of a portfolio (a “Benchmark Portfolio”) consisting of futures contracts (the “Benchmark Component Instruments”).

Results of Operations

BDRY commenced investment operations on March 22, 2018 at $25.00 per Share. The Shares have been trading on the NYSE Arca since March 22, 2018 under the symbol “BDRY.”

BWET commenced investment operations on May 3, 2023 at $15.00 per Share. The Shares have been trading on the NYSE Arca since May 3, 2023 under the symbol “BWET.”

Each Fund seeks to track the daily return of the Benchmark Portfolio, over time, plus the excess, if any, of the Funds’ interest income from its holdings over the expenses of the Fund.

The following graphs illustrate changes in (i) the price of each Fund’s Shares (reflected, as applicable, by the graphs “Comparison of Per Share BDRY NAV to BDRY Market Value for the Three Months Ended June 30, 2023 and 2022”, “Comparison of Per Share BDRY NAV to BDRY Market Value for the Year Ended June 30, 2023 and 2022” and “Comparison of Per Share BWET NAV to BWET Market Value for the Period From May 3, 2023 (Commencement of Operations) to June 30, 2023” and (ii) each Fund’s NAV (as reflected by the graphs “Comparison of BDRY NAV to Benchmark Index for the Three Months Ended June 30, 2023 and 2022”, “Comparison of BDRY NAV to Benchmark Index for the Year Ended June 30, 2023 and 2022” and “Comparison of BWET NAV to Benchmark Index for the Period From May 3, 2023 (Commencement of Operations) to June 30, 2023”). BWET commenced operations on May 3, 2023, and as such, there is no prior period to compare to.

Each Benchmark Portfolio is frictionless, in that it does not take into account fees or expenses associated with investing in the applicable Fund. The performance of the Funds involves friction, in that fees and expenses impose a drag on performance.

Breakwave Dry Bulk Shipping ETF

During the year ended June 30, 2023, dry bulk spot rates eased versus the previous year, with the benchmark Baltic Dry Index declining steadily, reaching its lowest point in February 2023 at approximately the same levels as those of the early pandemic period before recovering a bit towards the end of the year. The main reasons for the relatively poor performance versus the previous year reflect relatively flat demand for bulk commodity goods from China combined with better fleet supply as a result of the unwinding of port congestion and fleet inefficiencies resulting from the COVID-19 pandemic. Year over year growth in bulk trading globally was strong, but such a performance reflected mainly base effects due to the very low absolute levels of 2022.

During the year, freight rates returned back to their historical ranges following two years of unexpectedly strong freight rates. The pattern of weak rates during the summer months followed by increasing demand for iron ore and coal transportation towards the end of the calendar year, was once again evident during the period. The first quarter of 2023 experienced seasonally weak rates, in line with expectations, but an initially expected strong recovery in the spring months failed to materialize, leading to a repricing of the futures curve as market participants begun to realize that a return to historical patterns was indeed materializing.

At the same time, the Chinese economy continued to show significant weakness versus recent years, especially when it comes to the real estate market, which is the main source for iron ore demand and thus dry bulk freight. Some early signs of recovery during the first quarter of 2023 provided some hope, but such a recovery was short lived with most real estate and construction indicators failing to provide sustainable signs of recovery as the first half of the year progressed.

During the pandemic years, congestion in major ports increased materially leading to a lower effective fleet supply. In addition, fleet inefficiencies resulting from various port policies as it relates to COVID-19 also added to such reduction in effective fleet supply. Such congestion and inefficiencies have now been gradually unwound, leading to an increase in effective fleet supply.

The combination of stable Chinese bulk commodity demand and higher effective fleet supply put pressure on spot freight rates leading to the relative underperformance year-over-year.

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

The per Share market value of BDRY and its NAV tracked closely for the three months ended June 30, 2023.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the year ended June 30, 2023.

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

The graph above compares the return of BDRY with the benchmark portfolio returns for the three months ended June 30, 2023. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the year ended June 30, 2023. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

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

FOR THE YEAR ENDED JUNE 30, 2023

Fund Share Price Performance

During the year ended June 30, 2023, the NYSE Arca market value of each share decreased (-67.68%) from $17.17 per share, representing the closing price on June 30, 2022, to $5.55 per share, representing the closing price on June 30, 2023. The share price high and low for the year ended June 30, 2023 and related change from the closing share price on June 30, 2022 was as follows: shares traded from a high of $17.16 per share (-0.06%) on July 1, 2022 to a low of $5.48 per share (-68.08%) on June 28, 2023.

Fund Share Net Asset Value Performance

For the year ended June 30, 2023, the net asset value of each share decreased (-67.6%) from $17.06 per share to $5.53 per share. Net losses in the futures contracts and Fund expenses resulted in the overall decrease in the NAV per share during the year ended June 30, 2023.

Net loss for the year ended June 30, 2023, was $36,530,822, resulting from net realized losses on investments and futures contracts of $30,983,820, net unrealized losses on investments and futures contracts of $4,404,570, and the net investment loss of $1,142,432.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

During the three months ended June 30, 2023, the NYSE Arca market value of each Share decreased (-45.05%) from $10.10 per Share, representing the closing price on March 31, 2023, to $5.55 per Share, representing the closing price on June 30, 2023. The Share price high and low for the three months ended June 30, 2023 and related change from the closing Share price on March 31, 2023 was as follows: Shares traded from a high of $10.35 per Share (+2.48%) on April 4, 2023 to a low of $5.48 per Share (-45.73%) on June 28, 2023.

Fund Share Net Asset Performance

For the three months ended June 30, 2023, the net asset value of each Share decreased (-44.76%) from $10.01 per Share to $5.53 per Share. For the three months ended June 30, 2023, losses in the investments and futures contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the period.

Net loss for the three months ended June 30, 2023, was $42,142,612, resulting from net realized losses on investments and futures contracts of $8,182,777, net unrealized losses on investments and futures contracts of $33,858,687, and the net investment loss of $101,148.

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

Breakwave Tanker Shipping ETF

During the period starting on May 3, 2023 and ending on June 30, 2023, crude tanker spot rates experienced high volatility, with spot rates for Very Large Crude Carriers (VLCC) increasing sharply in early June, before correcting down to their previous level by the end of the month. The main reason for such a volatile performance was weather, with some unexpected vessel delays due to a typhoon that had developed in the Indian ocean causing charterers to seek alternative vessels thus pushing VLCC freight rates higher in the process. In addition, strong demand for VLCC in the Atlantic basin also contributed to a tighter market and thus supported spot freight rates.

The softening of the Chinese economy remains a major worry for the tanker market as the great majority of incremental crude oil is destined for Asia and mainly China. So far in 2023, the slowdown in growth in China has not had a major impact in oil demand as transportation fuels have seen significant growth in demand versus last year as a result of the lifting of the Covid-19 restrictions late in 2022. However, if the Chinese economy deteriorates further, and consumption growth slows down further, then demand for oil should also be negatively affected and thus demand for oil tankers will decline which could have a negative impact on spot freight rates for VLCCs.

Differences in the benchmark return and BWET net asset value per share are due primarily to the following factors:

●	Benchmark portfolio uses settlement prices of freight futures vs. BWET closing share price for BWET.

●	Benchmark portfolio roll methodology assumes rolls that happen evenly at fractions of lots vs. BWET that transacts at real minimum lot size available pursuant to market practice (5 lots minimum).

●	Benchmark portfolio assumes rolls that are happening at daily settlement prices vs. BWET that transacts at prevailing prices during the day that might or might not be equal to settlement prices.

●	Benchmark portfolio assumes no trading commissions vs. BWET that pays $0.04 per ton in commissions per transaction.

●	Benchmark portfolio assumes no clearing fees vs BWET that pays approximately $7 per lot in clearing fees per transaction.

●	Benchmark portfolio assumes no management fees vs. BWET fee structure.

●	Creations and redemptions that lead to transactions in the freight futures market might occur at prices that might be different versus the settlement prices.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for period from May 3, 2023 (commencement of operations) to June 30, 2023.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BWET with the benchmark portfolio returns for the period from May 3, 2023 (commencement of operations) to June 30, 2023. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s expenses during the period presented in the chart above.

FOR THE THREE MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

During the period from May 3, 2023 (commencement of operations) to June 30, 2023, the NYSE Arca market value of each Share increased (+45.51%) from $14.35 per Share, representing the initial trade on May 3, 2023, to $20.88 per Share, representing the closing price on June 30, 2023. The Share price high and low for the period from May 3, 2023 (commencement of operations) to June 30, 2023 and related change from the opening Share price on May 3, 2023 was as follows: Shares traded from a high of $22.92 per Share (+59.72%) on June 15, 2023 to a low of $12.47 per Share (-13.10%) on May 8, 2023.

Fund Share Net Asset Performance

For the period from May 3, 2023 (commencement of operations) to June 30, 2023, the net asset value of each Share increased (+38.87%) from $15.00 per Share to $20.83 per Share. For the period from May 3, 2023 (commencement of operations) to June 30, 2023, gains in the investments and futures contracts more than offset Fund expenses resulting in the overall increase in the NAV per Share during the period.

Net income for the period from May 3, 2023 (commencement of operations) to June 30, 2023, was $1,167,252, resulting from net realized gains on investments and futures contracts of $375,516, net unrealized gains on investments and futures contracts of $825,287, and the net investment loss of $33,551.

Critical Accounting Estimates

Preparation of the combined financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates. Each Fund’s application of these policies involves judgments and the use of estimates. Actual results may differ from the estimates used and such differences could be material. The Funds hold a significant portion of their assets in futures contracts and money market funds, which are held at fair value.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Funds’ financial condition, used in the preparation of these combined financial statements.

Liquidity and Capital Resources

The Funds do not anticipate making use of borrowings or other lines of credit to meet their obligations. The Funds meet their liquidity needs in the normal course of business from the proceeds of the sale of their investments or from the cash, and cash equivalents that they hold. The Funds’ liquidity needs include: redeeming their shares, providing margin deposits for existing Benchmark Component Instruments, the purchase of additional Benchmark Component Instruments, and paying expenses.

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, and cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in Freight Futures, cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Funds is paid to the Funds. During the years ended June 30, 2023 and 2022, BDRY earned $1,255,773 and $33,040, respectively, in interest income. BWET earned $4,478 in interest income for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

The investments of the Funds in Benchmark Component Instruments could be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. Such conditions could prevent the Funds from promptly liquidating a position in Benchmark Component Instruments. Commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no futures trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in such futures contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Futures contract prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Funds from promptly liquidating their futures positions.

Because the Funds trade futures contracts, their capital is at risk due to changes in the value of these contracts (market risk) or the inability of counter-parties to perform under the terms of the contracts (credit risk).

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

Credit Risk

When the Funds enters into Benchmark Component Instruments, they will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the Benchmark Component Instruments traded on or cleared by the futures exchanges is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to the Funds.

The Sponsor will attempt to minimize certain of these market and credit risks by normally:

●	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

●	limiting the outstanding amounts due from counterparties of the Funds;

●	not posting margin directly with a counterparty; and

●	limiting the amount of margin or premium posted at the FCM.

The Commodity Exchange Act (“CEA”) requires all FCMs, such as the Funds’ clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

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

Off Balance Sheet Financing

As of June 30, 2023, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

Redemption Basket Obligation

Other than as necessary to meet the investment objective of the Funds and pay the contractual obligations described below, the Funds will require liquidity to redeem Redemption Baskets. The Funds intend to satisfy this obligation through the transfer of cash of the Funds (generated, if necessary, through the sale of Freight Futures) in an amount proportionate to the number of Shares being redeemed.

Contractual Obligations

The primary contractual obligations of the Funds will be with the Sponsor and certain other service providers.

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

Breakwave Tanker Shipping ETF

BWET pays a Sponsor Fee, monthly in arrears, in an amount equal to the greater of (i) 0.30% per year of the Fund’s average daily net assets; or (ii) $50,000. The Sponsor Fee is paid in consideration of the Sponsor’s management services to the Fund. BWET also pays Breakwave a license and service fee (the “CTA Fee”) monthly in arrears, for the use of BWET’s Benchmark Portfolio in an amount equal to 1.45% per annum of the Fund’s average daily net assets.

Both Funds

Breakwave has agreed to waive its license and services fee and the Sponsor has agreed to correspondingly assume the remaining expenses of the Funds so that each Fund’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Funds’ average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Breakwave, respectively, through March 31, 2025. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, the Funds could be adversely impacted, including in their ability to achieve their investment objectives.

The Funds currently accrue their daily expenses based on accrued expense amounts established and monitored by the Sponsor, subject to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Funds. BDRY aggregated $734,699 and $783,914, of which $-0- and $-0- was waived by Breakwave for the three months ended June 30, 2023 and 2022, respectively. BWET aggregated $123,053, of which $7,574 was waived by Breakwave for the period from May 3, 2023 (commencement of operations) to June 30, 2023. In addition, expenses assumed by the Sponsor for BDRY aggregated $-0- and $-0- for the three months ended June 30, 2023 and 2022, respectively. For BWET, the Sponsor assumed $77,450 of expenses for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

Each Funds’ ongoing fees, costs and expenses of its operation, not subject to the Expense Cap include brokerage, brokerage interest and regulatory capital charges and other fees and commissions incurred in connection with the trading activities of the Funds, and extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto). Expenses subject to the Expense Cap include (i) expenses incurred in connection with registering additional Shares of the Funds or offering Shares of the Funds; (ii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iii) the routine services of the Trustee, legal counsel and independent accountants; (iv) routine accounting, bookkeeping, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (v) postage and insurance; (vi) costs and expenses associated with client relations and services; (vii) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Funds.

While the Sponsor has agreed to pay registration fees to the SEC and any other regulatory agency in connection with the offer and sale of the Shares offered through each Fund’s prospectus, the legal, printing, accounting and other expenses associated with such registration, and the initial fee of $7,500 for listing the Shares on the NYSE Arca, each Fund will be responsible for any registration fees and related expenses incurred in connection with any future offer and sale of Shares of the Funds in excess of those offered through its prospectus.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplemental Data.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

June 30, 2023

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $39,591,860 and $475,048, respectively)	$39,591,860	$475,048	$40,066,908
Segregated cash held by broker	35,323,736	2,879,954	38,203,690
Receivable on open futures contracts	-	825,287	825,287
Interest receivable	145,794	2,001	147,795
Total assets	75,061,390	4,182,290	79,243,680
Liabilities
Due to Sponsor	156,055	8,776	164,831
Payable on open futures contracts	13,669,745	-	13,669,745
Other accrued expenses	41,691	4,762	46,453
Total liabilities	13,867,491	13,538	13,881,029

Net Assets	$61,193,899	$4,168,752	65,362,651

Shares outstanding (unlimited authorized)	11,075,040	200,100
Net asset value per share	$5.53	$20.83
Market value per share	$5.55	$20.88

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

June 30, 2022

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $17,208,763)	$17,208,763	$-	$17,208,763
Segregated cash held by broker	37,188,477	-	37,188,477
Subscriptions receivable	1,684,835	-	1,684,835
Interest receivable	17,241	-	17,241
Total assets	56,099,316	-	56,099,316
Liabilities
Due to Sponsor	271,746	-	271,746
Payable on open futures contracts	9,265,175	-	9,265,175
Other accrued expenses	75,227	-	75,227
Total liabilities	9,612,148	-	9,612,148

Net Assets	$46,487,168	$-	$46,487,168

Shares outstanding (unlimited authorized)	2,725,040	-
Net asset value per share	$17.06	$-
Market value per share	$17.17	$-

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedule of Investments

June 30, 2023

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

MONEY MARKET FUNDS - 64.7% and 11.4%, respectively
First American US Treasury Obligations Fund, Class X, 5.04% (a)	$39,591,860	$475,048	$40,066,908
TOTAL MONEY MARKET FUNDS (Cost $39,591,860 and $475,048, respectively)	39,591,860	475,048	40,066,908

Total Investments (Cost $39,591,860 and $475,048, respectively) - 64.7% and 11.4%, respectively	39,591,860	475,048	40,066,908
Other Assets in Excess of Liabilities - 35.3% and 88.6%, respectively (b)	21,602,039	3,693,704	25,295,743

TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$61,193,899	$4,168,752	$65,362,651

(a)	Annualized seven-day yield as of June 30, 2023.
(b)	$35,323,736 and $2,879,954, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	Unrealized	ETF MANAGERS GROUP
Futures Contracts	Appreciation/	Appreciation/	COMMODITY
June 30, 2023	(Depreciation)	(Depreciation)	TRUST I

Baltic Capesize Time Charter Expiring July 28, 2023 (Underlying Face Amount at Market Value - $9,552,340) (620 contracts)	$(2,288,410)	$-	$(2,288,410)
Baltic Capesize Time Charter Expiring August 25, 2023 (Underlying Face Amount at Market Value - $10,172,340) (620 contracts)	(1,668,410)	-	(1,668,410)
Baltic Capesize Time Charter Expiring September 29, 2023 (Underlying Face Amount at Market Value - $10,781,180) (620 contracts)	(1,059,570)	-	(1,059,570)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 28, 2023 (Underlying Face Amount at Market Value - $7,122,330) (810 contracts)	(3,404,475)	-	(3,404,475)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 25, 2023 (Underlying Face Amount at Market Value - $8,311,410) (810 contracts)	(2,248,325)	-	(2,248,325)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 29, 2023 (Underlying Face Amount at Market Value - $9,218,610) (810 contracts)	(1,356,325)	-	(1,356,325)
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 28, 2023 (Underlying Face Amount at Market Value - $1,752,750) (190 contracts)	(732,250)	-	(732,250)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 25, 2023 (Underlying Face Amount at Market Value - $1,938,000) (190 contracts)	(547,000)	-	(547,000)
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 29, 2023 (Underlying Face Amount at Market Value - $2,120,000) (190 contracts)	(364,980)	-	(364,980)

	$(13,669,745)	$-	$(13,669,745)

BREAKWAVE TANKER SHIPPING ETF	Unrealized	Unrealized	ETF MANAGERS GROUP
Futures Contracts	Appreciation/	Appreciation/	COMMODITY
June 30, 2023	(Depreciation)	(Depreciation)	TRUST I

Baltic Freight Route Middle East Gulf to China Expiring July 28, 2023 (Underlying Face Amount at Market Value - $1,296,000) (90 contracts)	$-	$300,377	$300,377
Baltic Freight Route Middle East Gulf to China Expiring August 25, 2023 (Underlying Face Amount at Market Value - $1,229,400) (90 contracts)	-	233,777	233,777
Baltic Freight Route Middle East Gulf to China Expiring September 29, 2023 (Underlying Face Amount at Market Value - $1,234,800) (90 contracts)	-	239,177	239,177
Baltic Freight Route West Africa to UK Continent Expiring July 28, 2023 (Underlying Face Amount at Market Value - $95,450) (5 contracts)	-	19,567	19,567
Baltic Freight Route West Africa to UK Continent Expiring August 25, 2023 (Underlying Face Amount at Market Value - $179,400) (10 contracts)	-	19,121	19,121
Baltic Freight Route West Africa to UK Continent Expiring September 29, 2023 (Underlying Face Amount at Market Value - $89,150) (5 contracts)	-	13,268	13,268

	$-	$825,287	$825,287

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments

June 30, 2022

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

MONEY MARKET FUNDS - 37.0%
First American US Treasury Obligations Fund, Class X, 1.31% (a)	$17,208,763	$-	$17,208,763
TOTAL MONEY MARKET FUNDS (Cost $17,208,763)	17,208,763	-	17,208,763

Total Investments (Cost $17,208,763) - 37.0%	17,208,763	-	17,208,763
Other Assets in Excess of Liabilities - 63.0% (b)	29,278,405	-	29,278,405

TOTAL NET ASSETS - 100.0%	$46,487,168	$-	$46,487,168

(a)	Annualized seven-day yield as of June 30, 2022.
(b)	$37,188,477 of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	ETF MANAGERS GROUP
Futures Contracts	Appreciation/	COMMODITY
June 30, 2022	(Depreciation)	TRUST I

Baltic Capesize Time Charter Expiring July 29, 2022 (Underlying Face Amount at Market Value - $6,834,850) (275 contracts)	$(2,692,960)	$(2,692,960)
Baltic Capesize Time Charter Expiring August 26, 2022 (Underlying Face Amount at Market Value - $7,891,400) (275 contracts)	(1,694,040)	(1,694,040)
Baltic Capesize Time Charter Expiring September 23, 2022 (Underlying Face Amount at Market Value - $8,752,975) (275 contracts)	(879,460)	(879,460)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 29, 2022 (Underlying Face Amount at Market Value - $5,990,220) (270 contracts)	(1,256,570)	(1,256,570)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 26, 2022 (Underlying Face Amount at Market Value - $6,180,030) (270 contracts)	(1,079,305)	(1,079,305)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 23, 2022 (Underlying Face Amount at Market Value - $6,307,470) (270 contracts)	(960,195)	(960,195)
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 29, 2022 (Underlying Face Amount at Market Value - $1,455,000) (60 contracts)	(247,875)	(247,875)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 26, 2022 (Underlying Face Amount at Market Value - $1,507,500) (60 contracts)	(205,395)	(205,395)
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 23, 2022 (Underlying Face Amount at Market Value - $1,467,000) (60 contracts)	(249,375)	(249,375)

	$(9,265,175)	$(9,265,175)

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Year Ended Ended June 30, 2023

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF*	COMBINED
Investment Income
Interest	$1,255,773	$4,478	$1,260,251

Expenses
Sponsor fee	128,597	8,083	136,680
CTA fee	760,089	7,574	767,663
Audit fees	78,000	20,000	98,000
Tax preparation fees	205,073	16,568	221,641
Admin/accounting/custodian/transfer agent fees	66,005	9,666	75,671
Legal fees	45,002	7,274	52,276
Chief Compliance Officer fees	24,999	4,041	29,040
Principal Financial Officer fees	24,999	4,041	29,040
Regulatory reporting fees	24,999	4,041	29,040
Brokerage commissions	684,169	19,746	703,915
Distribution fees	15,707	2,539	18,246
NJ Filing fees	172,716	7,500	180,216
Insurance expense	15,001	2,425	17,426
Listing and calculation agent fees	9,203	1,091	10,294
Marketing expenses	36,003	2,425	38,428
Other expenses	15,001	2,425	17,426
Website Support and Marketing Materials	10,502	205	10,707
Printing and Postage	15,111	200	15,311
Wholesale support fees	87,902	3,209	91,111
Interest expense	1,561	-	1,561
Total Expenses	2,420,639	123,053	2,543,692
Less: Waiver of CTA fee	(22,434)	(7,574)	(30,008)
Less: Expenses absorbed by Sponsor	-	(77,450)	(77,450)
Net Expenses	2,398,205	38,029	2,436,234
Net Investment Income (Loss)	(1,142,432)	(33,551)	(1,175,983)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, and futures contracts	(30,983,820)	375,516	(30,608,304)

Change in Unrealized Gain (Loss) on
Investments, and futures contracts	(4,404,570)	825,287	(3,579,283)
Net realized and unrealized gain (loss)	(35,388,390)	1,200,803	(34,187,587)
Net income (loss)	$(36,530,822)	$1,167,252	$(35,363,570)

*	Period from May 3, 2023 (commencement of investment operations) to June 30, 2023.

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Year Ended Ended June 30, 2022

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$33,040	$-	$33,040

Expenses
Sponsor fee	131,335	-	131,335
CTA fee	1,056,037	-	1,056,037
Audit fees	69,847	-	69,847
Tax preparation fees	461,064	-	461,064
Admin/accounting/custodian/transfer agent fees	64,618	-	64,618
Legal fees	45,002	-	45,002
Chief Compliance Officer fees	24,999	-	24,999
Principal Financial Officer fees	24,999	-	24,999
Regulatory reporting fees	24,999	-	24,999
Brokerage commissions	665,810	-	665,810
Distribution fees	15,707	-	15,707
NJ Filing fees	373,410	-	373,410
Insurance expense	15,001	-	15,001
Listing and calculation agent fees	10,201	-	10,201
Marketing expenses	18,001	-	18,001
Amortization of offering costs	24,071	-	24,071
Other expenses	17,901	-	17,901
Website support and marketing materials	13,879	-	13,879
Printing and Postage	39,237	-	39,237
Wholesale support fees	112,393	-	112,393
Interest expense	71,718	-	71,718
Total Expenses	3,280,229	-	3,280,229
Less: Waiver of CTA fee	-	-	-
Less: Expenses absorbed by Sponsor	-	-	-
Net Expenses	3,280,229	-	3,280,229
Net Investment Income (Loss)	(3,247,189)	-	(3,247,189)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments, futures and options contracts	836,968	-	836,968

Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(30,988,515)	-	(30,988,515)
Net realized and unrealized gain (loss)	(30,151,547)	-	(30,151,547)
Net income (loss)	$(33,398,736)	$-	$(33,398,736)

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Year Ended June 30, 2023

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF*	COMBINED

Net Assets at Beginning of Year	$46,487,168	$-	$46,487,168

Increase (decrease) in Net Assets from share transactions
Addition of 14,975,000 and 200,100 shares, respectively	112,635,604	3,001,500	115,637,104
Redemption of 6,625,000 and -0- shares, respectively	(61,398,051)	-	(61,398,051)
Net increase (decrease) in Net Assets from share transactions	51,237,553	3,001,500	54,239,053

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(1,142,432)	(33,551)	(1,175,983)
Net realized gain (loss)	(30,983,820)	375,516	(30,608,304)
Change in net unrealized gain (loss)	(4,404,570)	825,287	(3,579,283)

Net increase (decrease) in Net Assets from operations	(36,530,822)	1,167,252	(35,363,570)

Net Assets at End of Year	$61,193,899	$4,168,752	$65,362,651

*	Period from May 3, 2023 (commencement of investment operations) to June 30, 2023.

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Year Ended June 30, 2022

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Year	$114,077,152	$-	$114,077,152

Increase (decrease) in Net Assets from share transactions
Addition of 4,850,000 shares	125,116,790	-	125,116,790
Redemption of 6,075,000 shares	(159,308,038)	-	(159,308,038)
Net increase (decrease) in Net Assets from share transactions	(34,191,248)	-	(34,191,248)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(3,247,189)	-	(3,247,189)
Net realized gain (loss)	836,968	-	836,968
Change in net unrealized gain (loss)	(30,988,515)	-	(30,988,515)

Net increase (decrease) in Net Assets from operations	(33,398,736)	-	(33,398,736)

Net Assets at End of Year	$46,487,168	$-	$46,487,168

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Year Ended June 30, 2023

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF*	COMBINED

Cash flows provided by/used in operating activities
Net income (loss)	$(36,530,822)	$1,167,252	$(35,363,570)
Adjustments to reconcile net income (loss) to net cash provided by/used in operating activities:
Net realized gain (loss) on investments	30,983,820	(375,516)	30,608,304
Change in net unrealized gain (loss) on investments	4,404,570	(825,287)	3,579,283
Change in operating assets and liabilities:
Sale (Purchase) of investments - net	(57,771,487)	725,755	(57,045,732)
Decrease in subscriptions receivable	1,684,835	-	1,684,835
Increase in interest receivable	(128,553)	(2,001)	(130,554)
Increase in receivable on open futures contracts	-	(825,287)	(825,287)
Increase in payable on open futures contracts	4,404,570	-	4,404,570
Increase (decrease) in due to Sponsor	(115,691)	8,776	(106,915)
Increase (decrease) in other accrued expenses	(33,536)	4,762	(28,774)

Net cash provided by operating activities	(53,102,294)	(121,546)	(53,223,840)
Cash flows from financing activities
Proceeds from sale of shares	112,635,604	3,001,500	115,637,104
Paid on redemption of shares	(61,398,051)	-	(61,398,051)
Net cash provided by/used in financing activities	51,237,553	3,001,500	54,239,053
Net increase (decrease) in cash and restricted cash	(1,864,741)	2,879,954	1,015,213
Cash and restricted cash, beginning of year	37,188,477	-	37,188,477
Cash and restricted cash, end of year	$35,323,736	$2,879,954	$38,203,690
The following table provides a reconciliation of cash and restricted cash reported within the Combined Statements of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statements of Cash Flows.
Cash	$-	$-	$-
Segregated cash held by broker	35,323,736	2,879,954	38,203,690
Total cash and restricted cash as shown on the combined statements of cash flows.	$35,323,736	$2,879,954	$38,203,690

*	Period from May 3, 2023 (commencement of investment operations) to June 30, 2023.

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Year Ended June 30, 2022

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by/used in operating activities
Net income (loss)	$(33,398,736)	$-	$(33,398,736)
Adjustments to reconcile net income (loss) to net cash provided by/used in operating activities:
Net realized gain (loss) on investments	(836,968)	-	(836,968)
Change in net unrealized gain (loss) on investments	30,988,515	-	30,988,515
Change in operating assets and liabilities:
Sale (Purchase) of investments - net	(4,706,252)	-	(4,706,252)
Increase in interest receivable	(16,798)	-	(16,798)
Decrease in receivable on open futures contracts	20,038,735	-	20,038,735
Increase in payable on open futures contracts	9,265,175	-	9,265,175
Decrease in prepaid expenses	24,071	-	24,071
Increase (decrease) in due to Sponsor	36,675	-	36,675
Decrease in other accrued expenses	(55,280)	-	(55,280)

Net cash provided by operating activities	21,339,137	-	21,339,137
Cash flows from financing activities
Proceeds from sale of shares	125,116,790	-	125,116,790
Paid on redemption of shares	(159,308,038)	-	(159,308,038)
Net cash provided by/used in financing activities	(34,191,248)	-	(34,191,248)
Net increase (decrease) in cash and restricted cash	(12,852,111)	-	(12,852,111)
Cash and restricted cash, beginning of year	50,040,588	-	50,040,588
Cash and restricted cash, end of year	$37,188,477	$-	$37,188,477
The following table provides a reconciliation of cash and restricted cash reported within the Statements of Assets and Liabilities that sum to the total of such amounts shown on the Statements of Cash Flows.
Cash	$-	$-	$-
Segregated cash held by broker	37,188,477	-	37,188,477
Total cash and restricted cash as shown on the statement of cash flows.	$37,188,477	$-	$37,188,477

See accompanying notes to combined financial statements.

ETF Managers Group Commodity Trust I

Notes to Combined Financial Statements

June 30, 2023 and 2022

(1) Organization

ETF Managers Group Commodity Trust I (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently consists of two separate series. BREAKWAVE DRY BULK SHIPPING ETF (“BDRY), is the first series of the Trust and is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The second series of the Trust, BREAKWAVE TANKER SHIPPING ETF (“BWET”, each a “Fund” and together with BDRY, the “Funds”), is also a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The Funds are managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Trading Association (“NFA”). Breakwave Advisors, LLC (“Breakwave”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as the Funds commodity trading advisor.

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

When establishing positions in Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BDRY’s FCM, Marex Financial Ltd (formerly ED&F Man Capital Markets, Inc.). On a daily basis, BDRY is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with the FCM may be held at BDRY’s custodian or remain with the FCM in cash or cash equivalents, as discussed below.

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

BWET commenced investment operations on May 3, 2023. BWET commenced trading on NYSE Arca on May 3, 2023 and trades under the symbol “BWET.”

BWET’s investment objective is to provide investors with exposure to the daily change in the price of crude oil tanker freight futures, before expenses and liabilities of the Fund, by tracking the performance of a portfolio (the “BWET Benchmark Portfolio”) mainly consisting of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure prices for shipping crude oil (“Freight Futures”). Freight Futures reflect market expectations for the future cost of transporting crude oil. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for crude oil in a specific size category of cargo ship and for a specific route. The two Reference Indexes are as follows:

●	The TD3C Index: Persian Gulf to China, 270,000mt cargo (Very Large Crude Carrier or VLCC tankers);

●	The TD20 Index: West Africa to Europe, 130,000mt cargo (Suezmax Tankers)

The value of the TD3C Index and the TD20 Index is disseminated at 4:00 p.m. London Time by the Baltic Exchange. Such Reference Index information also is widely disseminated by Reuters, Bloomberg and/or other major market data vendors.

The Fund seeks to achieve its investment objective by investing substantially all of its assets in the Freight Futures currently constituting the BWET Benchmark Portfolio. The BWET Benchmark Portfolio includes a combination of TD3C and TD20 Freight Futures. More specifically, the Benchmark Portfolio includes 90% exposure in TD3C Freight Futures contracts and 10% exposure in TD20 Freight Futures contracts to maturity and settles them in cash. At any given time, the average maturity of the futures held by the Fund will be approximately 50 to 70 days.

The BWET Benchmark Portfolio does not include and BWET does not invest in swaps, non-cleared freight forwards or other over-the-counter derivative instruments that are not cleared through exchanges or clearing houses. BWET may hold exchange-traded options on Freight Futures. The BWET Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually. The Freight Futures currently constituting the BWET Benchmark Portfolio, as well as the daily holdings of BWET are available on BWET’s website at www.tankeretf.com.

When establishing positions in Freight Futures, BWET will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BWET’s FCM, Marex Financial Ltd. On a daily basis, BWET is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with the FCM may be held at BWET’s custodian or remain with the FCM in cash or cash equivalents, as discussed below.

BWET was created to provide investors with a cost-effective and convenient way to gain exposure to daily changes in the price of Freight Futures. BWET is intended to be used as a diversification opportunity as part of a complete portfolio, not a complete investment program.

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

(d) Cash Held by Broker

Breakwave is registered as a “commodity trading advisor” and acts as such for the Funds. The Funds’ arrangement with its FCM require the Funds to meet its variation margin requirements related to the price movements, both positive and negative, on futures contracts held by the Funds by keeping cash on deposit with the Commodity Broker (as defined below). These amounts are shown as Segregated cash held by broker in the Combined Statements of Assets and Liabilities. Each Fund deposits cash or United States Treasury Obligations, as applicable, with the FCM subject to the CFTC regulations and various exchange and broker requirements. The combination of each Fund’s deposits with the FCM of cash and United States Treasury Obligations, as applicable, and the unrealized gain or loss on open futures contracts (variation margin) represents each Fund’s overall equity in its brokerage trading account. The Funds use theirs cash held by the FCM to satisfy individual Fund variation margin requirements. The Funds earns interest on their cash deposited with the FCM and interest income is recorded on the accrual basis.

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the years ended June 30, 2023 and June 30, 2022 was at 4:00 p.m. Eastern Time on June 30, 2023 and June 30, 2022, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the years ended June 30, 2023 and June 30, 2022.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at June 30, 2023 and June 30, 2022.

(f) Investment Valuation

Short-term investments, excluding U.S. Treasury Bills, are carried at amortized cost, which approximates fair value. U.S. Treasury Bills, when held by the Funds, are valued as determined by an independent pricing service based on methods which include consideration of: yields or prices of securities of comparable quality, coupon, maturity and type; indications as to values from dealers; and general market conditions.

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

The following tables summarize BDRY’s valuation of investments at June 30, 2023 and June 30, 2022 using the fair value hierarchy:

	June 30, 2023
	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	$39,591,860a	$(13,669,745)b	$25,922,115

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2022
	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	$17,208,763a	$(9,265,175)b	$7,943,588

a – Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b – Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the years ended June 30, 2023 and June 30, 2022, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

The following table summarizes BWET’s valuation of investments at June 30, 2023 using the fair value hierarchy:

	June 30, 2023
	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	$475,048a	$825,287b	$1,300,335

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

(h) Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gain/loss on open futures contracts is reflected in Receivable/Payable on open futures contracts in the Combined Statements of Assets and Liabilities and the change in the unrealized gain/loss between periods is reflected in the Combined Statements of Operations. The Funds interest earned on short-term securities and on cash deposited with Marex Financial Ltd. is accrued daily and reflected as Interest Income, when applicable, in the Combined Statements of Operations.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at June 30, 2023 and June 30, 2022. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

(3) Investments

(a) Short-Term Investments

The Funds may purchase U.S. Treasury Bills, agency securities, and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be used as margin for the Funds’ trading in futures contracts.

(b) Accounting for Derivative Instruments

In seeking to achieve each Fund’s investment objective, the commodity trading advisor uses a mathematical approach to investing. Using this approach, the commodity trading advisor determines the type, quantity and mix of investment positions that it believes in combination should produce returns consistent with the Fund’s objective.

All open derivative positions at June 30, 2023 and at June 30, 2022, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Fund transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

Futures contracts involve, to varying degrees, elements of market risk (specifically freight futures price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure the Funds haves in the particular classes of instruments. Additional risks associated with the use of futures contracts include imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal counterparty risk to the Funds since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2023

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value
Dry Bulk Index Rates Market Risk		-	Payable on open futures contracts	$13,669,745*

*	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2022

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value
Dry Bulk Index Rates Market Risk		-	Payable on open futures contracts	$9,265,175*

*	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(30,983,820)	$(4,404,570)

The futures contracts open at June 30, 2023 are indicative of the activity for the year ended June 30, 2023.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2022

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$836,968	$(30,988,515)

The futures contracts open at June 30, 2022 are indicative of the activity for the year ended June 30, 2022.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2023

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value
Crude Oil Tanker Index Rates Market Risk	Receivable on open futures contracts	$825,287*	Payable on open futures contracts	-

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$375,516	$825,287

The futures contracts open at June 30, 2023 are indicative of the activity for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

(4) Agreements

(a) Management Fee

Each Fund pays the Sponsor a sponsor fee (the “Sponsor Fee”) in consideration of the Sponsor’s advisory services to the Funds. Additionally, each Fund pays the commodity trading advisor a license and service fee (the “CTA fee”).

BDRY pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $125,000. BDRY also pays an annual fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BDRY such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BDRY’s average daily net assets through March 31, 2025 (the “BDRY Expense Cap”. The assumption of expenses by the Sponsor and waiver of BDRY’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $22,434 and $-0- for the years ended June 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. Effective September 1, 2022 Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At June 30, 2023, BDRY is not subject to potential future repayments to Breakwave.

BWET pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.30% of its average daily net assets, or $50,000. BWET also pays an annual CTA license and service fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BWET such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BWET’s average daily net assets through March 31, 2025 (the “BWET Expense Cap”). The assumption of expenses by the Sponsor and waiver of BWET’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BWET’s CTA fees, pursuant to the undertaking, amounted to $7,574 for the period from May 3, 2023 to June 30, 2023 as disclosed in the Combined Statements of Operations. Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At June 30, 2023, BWET is subject to potential future repayments of $7,574 to Breakwave. The potential future repayments expire during the year ending June 30, 2026 as follows: May 31, 2026 - $3,333 and June 30, 2026 - $4,241.

The Funds currently accrue their daily expenses up to the applicable Expense Cap, or, if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of BDRY, aggregated $-0- and $-0- for the years ended June 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. In the case of BWET, expenses absorbed by the Sponsor aggregated $77,450 for the period from May 3, 2023 (commencement of operations) to June 30, 2023 as disclosed in the Combined Statements of Operations.

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

Each Fund has agreed to pay U.S. Bank 0.05% of average assets under management (“AUM”), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $66,005 and $64,618 for the years ended June 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BWET paid U.S. Bank $9,666 for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

(c) The Distributor

Each Fund pays ETFMG Financial LLC. (the “Distributor”), an affiliate of the Sponsor, an annual fee for statutory and wholesaling distribution services and related administrative services equal to the greater of $15,000 or 0.02% of the Fund’s average daily net assets, payable monthly. Pursuant to the respective Marketing Agent Agreements between the Sponsor, each Fund and the Distributor, the Distributor assists the Sponsor and the applicable Fund with certain functions and duties relating to distribution and marketing services to the applicable Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders.

BDRY incurred $15,707 and $15,707 in distribution and related administrative services for the years ended June 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $2,539 in distribution and related administrative services for the period from May 3, 2023 (commencement of operations) to June 30, 2023 as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BWET pays the Sponsor an annual fee for wholesale support services of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly.

BDRY incurred $87,902 and $112,393 in wholesale support fees for the years ended June 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $3,209 in wholesale support fees for the period from May 3, 2023 (commencement of operations) to June 30, 2023, as disclosed in the Combined Statements of Operations.

(d) The Commodity Broker

Marex Financial Ltd., registered in England, serves as each Fund’s clearing broker, (the “Commodity Broker”). In its capacity as clearing broker, the Commodity Broker executes and clears each Fund’s futures transactions and performs certain administrative services for the Funds.

The Funds pay respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% for BDRY and 1.30% for BWET (excluding the impact on each Fund of creation and/or redemption activity) of the net asset value of BDRY and BWET, respectively, for execution and clearing services on behalf of the Funds, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of freight futures or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $684,169 and $665,810 in brokerage commissions and fees for the years ended June 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $19,746 in brokerage commissions and fees for the period from May 3, 2023 (commencement of operations) to June 30, 2023 as disclosed in the Combined Statement of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Funds. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $4,603 and $5,000, respectively, in trustee fees for years ended June 30, 2023 and 2022, which is included in Other Expenses in the Combined Statements of Operations. BWET incurred $397 in trustee fees for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $2,398,205 and $3,280,299, respectively, during the years ended June 30, 2023 and 2022 in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $22,434 and $-0-, respectively, for the years ended June 30, 2023 and 2022.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $-0-, respectively, for the years ended June 30, 2023 and 2022.

The Sponsor, in accordance with the BWET Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BWET by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BWET in excess of 3.50% (excluding brokerage commissions and interest expense) of BWET’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BWET incurred $115,479 for the period from May 3, 2023 (commencement of operations) to June 30, 2023 in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $7,574 for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

In addition, the assumption of Fund expenses above the BWET Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $77,450 for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

(g) Organizational and Offering Costs

Expenses incurred in connection with organizing BDRY and BWET and up to the offering of its Shares upon commencement of its investment operations on March 22, 2018 and May 3, 2023, respectively, were paid by the Sponsor and Breakwave without reimbursement.

Accordingly, all such expenses are not reflected in the Combined Statements of Operations. The Funds will bear the costs of their continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

During the year ended June 30, 2021 the Sponsor, in order to maintain the continuous offering of Shares undertook to register additional shares of BDRY, the costs of which were borne by the Fund and aggregated $28,997, of which $24,071 was amortized to expense during the year ended June 30, 2022.

(h) Extraordinary Fees and Expenses

The Funds will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended June 30, 2023 and 2022 BDRY did not incur such expenses. For the period from May 3, 2023 (commencement of operations) to June 30, 2023, BWET did not incur such expenses.

(5) Creations and Redemptions

Each Fund issues and redeems Shares from time to time, but only in one or more Creation or Redemption Baskets. A Creation or Redemption Basket is a block of 25,000 shares of the particular Fund. Baskets may be created or redeemed only by Authorized Participants.

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

(a) Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Creation or Redemption Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $300 per BDRY or BWET order, which goes directly to the Custodian. The AP Transaction Fees are paid by the Authorized Participants and not by the Funds.

(b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2023
	Shares	Net Assets Increase
Shares Sold	14,975,000	$112,635,604
Shares Redeemed	(6,625,000)	(61,398,051)
Net Increase	8,350,000	$51,237,553

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2022
	Shares	Net Assets Decrease
Shares Sold	4,850,000	$125,116,790
Shares Redeemed	(6,075,000)	(159,308,038)
Net Decrease	(1,225,000)	$(34,191,248)

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Period from May 3, 2023 to June 30, 2023
	Shares	Net Assets Increase
Shares Sold	200,100	$3,001,500
Shares Redeemed	-	-
Net Increase	200,100	$3,001,500

(6) Risk

(a) Investment Related Risk

The NAV of each Fund’s shares relates directly to the value of the respective freight futures portfolio, cash and cash equivalents held by each Fund. Fluctuations in the prices of these assets could materially adversely affect the values and performance of an investment in BDRY and BWET shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in BDRY or BWET could be lost.

The NAV of BDRY and BWET shares relates directly to the value of the futures investments held by each Fund which are materially impacted by fluctuations in changes in spot charter rates. Charter rates for dry bulk vessels and crude oil tankers are volatile and have declined significantly since their historic highs and may remain at low levels or decrease further in the future.

Futures and options contracts have expiration dates. Before or upon the expiration of a contract, BDRY and/or BWET may be required to enter into replacement contracts that are priced higher or that have less favorable terms than the contracts being replaced (see “Negative Roll Risk,” below). The Freight Futures market settles in cash against published indices, so there is no physical delivery against the futures contracts.

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

The Russia-Ukraine war poses an increasing risk for global economic growth. Major economic sanctions against Russia are having a considerable impact on oil and gas prices, given the dependence of the EU on oil and gas exports out of Russia combined with limited spare capacity of such commodities globally. Energy prices have increased significantly, leading to major inflationary pressures in the major developed countries that rely heavily on oil and gas exports out of Russia. In the case of BDRY, the combined Russia/Ukraine region account for approximately one-quarter of global grain production, one of the main cargoes transported by dry bulk vessels, while coal and iron ore exports out of the region have also been reduced. The above factors can have a material negative impact on demand for dry bulk transportation, while slower economic growth could also negatively affect demand for dry bulk commodities in the rest of the word, leading to lower dry bulk freight rates.

The conflict between Russia and Ukraine is having a profound impact on global commodities prices including grain and coal, two of the most important commodities for dry bulk shipping. Given the importance of the region in export volumes for both grains and coal, a prolonged stoppage could lead to significantly lower freight rates and thus a decline in freight futures prices and a decline in the value of BDRY. Although coal supplies could potentially be sourced from elsewhere partly mitigating the negative impact of the lost volumes, global grain production capacity is limited, and thus the impact of the lost volumes could not be easily mitigated. In addition, the recent geopolitical turmoil has led to an increase in government protectionism when it comes to commodities, and if such a trend continues, it could lead to lower bulk commodities trading globally over the long term. The impact of such a scenario on dry bulk shipping will be negative, leading to lower spot rates and as a result lower freight futures prices and a decline in the value of BDRY.

In the case of BWET, the conflict between Russia and Ukraine has also had a profound impact on oil prices and as a result on tanker rates and might continue to impact the level of tanker rates for years to come. Russia accounts for more than 10% of global oil production. Sanctions put in place to limit the exports of crude oil and refined products from Russia has caused a reshuffling in tanker trade patterns and has led to increasing volatility in tanker freight rates. With limited seaborne crude exports out of Russia, refiners and oil traders have been seeking alternative sources for feedstock crude, causing major disruptions in the traditional crude oil trading patterns. Volatility in tanker rates has increased, especially for tankers carrying refined products. As volatility of spot charter rates increases, higher trading volumes in freight futures would be expected as market participants tend to increase their hedging requirements. In addition, oil price volatility has increased significantly, impacting tanker spot rate freight rates.

In addition, The People’s Republic of China (“China”) accounts for a sizable part of oil demand, and changes in the economic and political environment in China and policies adopted by the government to regulate its economy may have a material adverse effect on tanker charter rates and as a result, Freight Futures.

(b) Liquidity Risk

In certain circumstances, such as the disruption of the orderly markets for the futures contracts or Financial Instruments in which the Funds invest, the Funds might not be able to dispose of certain holdings quickly or at prices that represent what the market value may have been in an orderly market. Futures and option positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption can also make it difficult to liquidate a position. The large size of the positions that the Funds may acquire increases the risk of illiquidity both by making their positions more difficult to liquidate and by potentially increasing losses while trying to do so. Such a situation may prevent the Funds from limiting losses, realizing gains or achieving a high correlation with the applicable Benchmark Portfolio.

(c) Natural Disaster/Epidemic Risk

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks previously mentioned, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Funds and their investments. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors can cause substantial market volatility. exchange trading suspensions and closures and can impact the ability of the Funds to complete redemptions and otherwise affect each Fund’s performance and the Funds’ trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on the Funds’ performance, resulting in losses to the Funds.

(7) Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses of the Funds are allocated pro rata among the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Sponsor which are in excess of the Sponsor’s capital balance are allocated to the Shareholders in accordance with their respective interest in the applicable Fund as a percentage of total Shareholders’ capital. Distributions (other than redemption of units) may be made at the sole discretion of the Sponsor on a pro rata basis in accordance with the respective interests of the Shareholders.

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2023, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the years ended June 30, 2023 and 2022, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	BREAKWAVE DRY BULK		BREAKWAVE TANKER
	SHIPPING ETF		SHIPPING ETF
	For the Year Ended June 30,		For the Year Ended June 30,
	2023	2022	2023*	2022

Net Asset Value
Net asset value per Share, beginning of year	$17.06	$28.88	$15.00	$-
Net investment income (loss)	(0.19)	(1.15)	(0.17)	-
Net realized and unrealized gain (loss)	(11.34)	(10.67)	6.00	-
Net Income (Loss)	(11.53)	(11.82)	5.83	-
Net Asset Value per Share, end of year	$5.53	$17.06	$20.83	$-
Market Value per Share, end of year	$5.55	$17.17	$20.88	$-
Ratios to Average Net Assets**
Expense Ratio****	4.57%	4.50%	7.28%	-
Expense Ratio**** before Waiver/Assumption	4.62%	4.50%	23.56%	-
Net Investment Income (Loss)	(2.18)%	(4.46)%	(6.42)%	-
Total Return, at Net Asset Value***	(67.58)%	(40.93)%	38.89%	-
Total Return, at Market Value***	(67.68)%	(41.50)%	49.89%	-

*	Period from May 3, 2023 (commencement of investment operations) to June 30, 2023
**	Percentages are annualized.
***	Percentages are not annualized.
****	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any.

(11) Subsequent Events

Effective August 14, 2023, the Sponsor entered into a Marketing Agent Agreement (the “Marketing Agreement”) on behalf of the Trust and the Funds with Foreside Fund Services, LLC (“Foreside”), pursuant to which Foreside provides certain marketing services to the Funds. Each Fund pays an annual fee for such distribution services and related administrative services equal to approximately 0.00006% of the Fund’s average daily net assets, with a minimum of approximately $7,150 payable annually. Pursuant to the Marketing Agent Agreement between the Sponsor, the Funds and Foreside, Foreside assists the Sponsor and the Funds with certain functions and duties relating to distribution and marketing services to the Funds, including reviewing and approving marketing materials and certain regulatory compliance matters. Foresides also assists with the processing of creation and redemption orders. Foreside’s principal business address is Three Canal Plaza, Suite 100, Portland, ME 04101. Foreside is a broker-dealer registered with FINRA.

The Sponsor intends to withdraw as sponsor of the Trust and the Funds and appoint Amplify Investments LLC, or an affiliate (“Amplify”), to serve as sponsor of the Trust, commencing upon the resignation of the Sponsor (the “Sponsor Replacement”). Amplify will thereafter serve as sole sponsor of the Trust and intends to carry on the business of the Trust and the Funds. It is expected that the Sponsor Replacement will occur during the fourth quarter of 2023, subject to certain conditions, including, but not limited to, the registration of Amplify as a CPO with the CFTC. It is not expected that the Sponsor Replacement will affect the Trust, its shareholders or an investment in the Funds’ shares in any way.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

ETF Managers Group Commodity Trust I

Opinion on the financial statements

We have audited the following:

●	The accompanying statements of assets and liabilities of Breakwave Dry Bulk Shipping ETF (“BDRY”) and Breakwave Tanker Shipping ETF (“BWET”) (collectively the “Funds”), (each a series of ETF Managers Group Commodity Trust I (the “Trust”), including the schedules of investments of the Funds and the combined schedules of the Trust, as of June 30, 2023 and 2022, the related combined statements of operations, changes in net assets and cash flows of the Trust for the years then ended, and the related notes;
●	the accompanying statement of operations of Breakwave Tanker Shipping ETF (“BWET”), a series of the Trust, including changes in net assets and cash flows for the period from May 3, 2023 (date of commencement) to June 30, 2023 and the related notes;
●	The above are collectively referred to as the “financial statements.”

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Funds and the Trust as of June 30, 2023 and June 30, 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

September 26, 2023

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Sponsor, on behalf of the Trust and the Funds are responsible for establishing and maintaining adequate internal control over financial reporting. The Trust and the Funds’ internal control system is designed to provide reasonable assurance to the Sponsor regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Sponsor, including Matthew Bromberg, Principal Executive Officer of the Sponsor, and John A. Flanagan, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of June 30, 2023. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of June 30, 2023, the internal control over financial reporting is effective for the Trust and the Funds.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

Item 9B. Other Information.

None of the Sponsor’s officers have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Funds for the three months ended June 30, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor and its Management

Neither the Trust nor the Funds have executive officers. Pursuant to the terms of the Trust Agreements for the Funds, the Fund’s affairs are managed by the Sponsor. The business and affairs of the Sponsor are managed by its chief executive officer, Matthew J. Bromberg.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the Sponsor: Samuel R. Masucci, III, Bernard Karol, Matthew J. Bromberg, John A. Flanagan. Mr. Bromberg and Mr. Flanagan are principals due to their positions. Messrs. Masucci and Karol are principals due to their ownership stakes in ETFMG.

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

Matthew J. Bromberg. Mr. Bromberg has been General Counsel of Exchange Traded Managers Group LLC (“ETFMG”), the parent of the Sponsor, since April 1, 2020, Chief Operating Officer of ETFMG since September 1, 2022, Chief Compliance Officer of the Sponsor since October 26, 2022, and Interim Chief Executive Officer of the Sponsor since July 17, 2023. He was listed as a principal, as that term is defined in CFTC Rule 3.1, of the Sponsor on October 21, 2020. In these roles, Mr. Bromberg has general and active management and control of the business and affairs of the Sponsor, and he has responsibilities for all legal affairs of ETFMG’s and the Sponsor’s business, as well as implementation of the Sponsor’s compliance program. Mr. Bromberg has been General Counsel of ETF Managers Group LLC, an investment adviser affiliate of ETFMG and the Sponsor, since April 1, 2020, and Chief Compliance Officer of ETF Managers Group LLC since October 26, 2022. He was listed as a principal of ETF Managers Group LLC from March 10, 2022 to December 14, 2022. He was a Partner at the law firm Dorsey & Whitney LLP from September 2019 through March 2020, where he counseled clients on investment management and financial services matters. He was also General Counsel of Millington Securities, Inc. and WBI Investments, Inc., registered investment advisers, from February 2016 to September 2019 and a Partner at the law firm Reed Smith LLP from August 2015 through January 2016.

Commodity Trading Advisor

Breakwave

The Sponsor has also entered into a Licensing and Services Agreement with Breakwave. Under this agreement, Breakwave has agreed to compose and maintain the BDRY and BWET Benchmark Portfolios and license to the Sponsor the use of the BDRY and BWET Benchmark Portfolios.

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

The Sponsor receives a management fee from BDRY, monthly in arrears, in an amount equal to the greater of 0.15% per annum on the daily NAV of BDRY or $125,000. The Sponsor receives a management fee from BWET, monthly in arrears, in an amount equal to the greater of 0.30% per annum on the daily NAV of BWET or $50,000. The Sponsor has contractually agreed to assume the Funds’ expenses (excluding brokerage fees, interest expense, and extraordinary expenses) in order to cap each Funds’ total annual expenses at 3.50% per annum through March 31, 2025. The management fees paid to the Sponsor by BDRY amounted to $128,597 and $131,335 for the years ended June 30, 2023 and 2022, respectively. The management fees paid to the Sponsor by BWET amounted to $8,083 for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

The Sponsor also provides Principal Financial Officer, Chief Compliance Officer, Regulatory Reporting and Wholesale Support services to the Funds. The fees for each service provided to BDRY for the year ended June 30, 2023, all of which had been paid, or accrued, at June 30, 2023, were as follows:

Service	BDRY Amount
Principal Financial Officer	$24,999
Chief Compliance Officer	24,999
Regulatory Reporting	24,999
Legal	45,002
Wholesale Support	87,902

The fees for the above services provided to BWET for the period from May 3, 2023 (commencement of operations) to June 30, 2023, all of which had been paid, or accrued, at June 30, 2023, were as follows:

Service	BWET Amount
Principal Financial Officer	$4,041
Chief Compliance Officer	4,041
Regulatory Reporting	4,041
Legal	7.274
Wholesale Support	3,209

In addition to the above, the Distributor provides Distribution services to the Funds. The fees for Distribution services paid to the Distributor were $15,707 for BDRY for the year ended June 30, 2023 and $2,539 for BWET for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of June 30, 2023, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Series of the Trust	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class
BDRY	—	—	—%
BWET	Jane Street Group LLC 250 Vesey Street Sixth Floor New York, NY 10281	179,350 shares	89.63%

Security Ownership of Management.

None of the directors or executive officers of the Sponsor owns any shares of the Funds.

Change in Control.

The Sponsor intends to withdraw as sponsor of the Trust and the Funds and appoint Amplify Investments LLC, or an affiliate (“Amplify”), to serve as sponsor of the Trust, commencing upon the resignation of the Sponsor (the “Sponsor Replacement”). Amplify will thereafter serve as sole sponsor of the Trust and intends to carry on the business of the Trust and the Funds. It is expected that the Sponsor Replacement will occur during the fourth quarter of 2023, subject to certain conditions, including, but not limited to, the registration of Amplify as a CPO with the CFTC. It is not expected that the Sponsor Replacement will affect the Trust, its shareholders or an investment in the Funds’ shares in any way.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

See Items 11 and 12.

Neither the Trust nor the Funds entered into any transaction in excess of $120,000 in which any related person had a direct or indirect material interest and the Trust and the Funds do not propose to enter into any such transaction.

Director Independence

As an unincorporated entity, the registrant does not have a Board of Directors.

Item 14. Principal Accountant Fees and Services.

The fees for services accrued and/or billed to BDRY and to BWET by its independent auditors for the year ended June 30, 2023 and 2022 were as follows:

	2023	2022
Audit Fees	$98,000	$69,847
Audit-Related Fees	-	-
Tax Fees	221,641	461,064
All Other Fees	-	-
Total	$319,641	$530,911

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by WithumSmith+Brown, PC to the Funds described above. The Sponsor pre-approves all audit and allowed non-audit services of the Funds’ independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 33.

2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement No. 333-199190, filed on January 12, 2015.)

3.1(b)	Instrument Establishing the Fund. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)

3.1(c)	Amended Exhibit C to the Amended and Restated Declaration of Trust and Trust Agreement of the Trust. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)

3.1(d)	Instrument Establishing the Fund. (Incorporated by reference to Form S-1, Registration Statement No. 333-266945, filed on August 17, 2022.)

3.2	Certificate of Trust of the Registrant. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.

4.1	Description of the Trust’s securities. (Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed on September 30, 2019.)

10.1	Form of Authorized Participant Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.2	Marketing Agent Agreement. (Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on April 12, 2017.)

10.3	Amendment No. 1 to Marketing Agent Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.4	Amendment No. 2 to Marketing Agent Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.5	Amendment No. 3 to Marketing Agent Agreement. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-266945, filed on March 30, 2023.)

10.6	Licensing and Services Agreement with respect to BDRY. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.7	Licensing and Services Agreement with respect to BWET. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-266945, filed on March 30, 2023.)

10.8	Custody Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.9	Amendment No. 1 to Custody Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.10	Amendment No. 3 to Custody Agreement. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-266945, filed on March 30, 2023.)

10.11	Fund Administration Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.12	Amendment No. 1 to Fund Administration Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.13	Amendment No. 3 to Fund Administration Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-266945, filed on March 30, 2023.)

10.14	Fund Accounting Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.15	Amendment No. 1 to Fund Accounting Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.16	Amendment No. 3 to Fund Accounting Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-266945, filed on March 30, 2023.)

10.17	Transfer Agent Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)

10.18	Amendment No. 1 to Transfer Agent Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 6, 2018.)

10.19	Amendment No. 3 to Transfer Agent Servicing Agreement. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-266945, filed on March 30, 2023.)

10.20	Fee Waiver Agreement with respect to BDRY. (Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on September 6, 2022.)

10.21	Expense Limitation Agreement with respect to BDRY. (Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on September 6, 2022.)

10.22	Fee Waiver Agreement with respect to BWET. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-266945, filed on March 30, 2023.)

10.23	Expense Limitation Agreement with respect to BWET. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-266945, filed on March 30, 2023.)

23.1	Consent of Sullivan & Worcester LLP. (Incorporated by reference to Form S-1 Registration Statement No. 333-254634, filed on March 23, 2021.)

23.2	Consent of Eversheds Sutherland (US) LLP. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-266945, filed on March 30, 2023.)

23.2	Consent of WithumSmith & Brown, P.C. as to the Trust (Filed herewith.)

23.3	Consent of WithumSmith & Brown, P.C. as to the Sponsor. (Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on April 28, 2022.)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETF Managers Group Commodity Trust I (Registrant)

By:	ETF Managers Capital, LLC
its Sponsor

By:	/s/ Matthew J. Bromberg
Name:	Matthew J. Bromberg
Principal Executive Officer

By:	/s/ John A. Flanagan
Name:	John A. Flanagan
Principal Financial Officer

Date: September 27, 2023