Form 10-Q
period 2023-09-30
ETF Managers Group Commodity Trust I
filed 2023-11-14
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2023.

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

The registrant had 10,050,040 outstanding shares as of November 1, 2023. (BDRY)

The registrant had 125,100 outstanding shares as of November 1, 2023. (BWET)

ETF MANAGERS GROUP COMMODITY TRUST I

i

Part I.

INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

September 30, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $36,869,122 and $223,458, respectively)	$36,869,122	$223,458	$37,092,580
Segregated cash held by broker	23,546,665	1,407,794	24,954,459
Receivable on open futures contracts	6,098,280	-	6,098,280
Interest receivable	143,176	2,381	145,557
Total assets	66,657,243	1,633,633	68,290,876
Liabilities
Due to Sponsor	168,947	8,055	177,002
Payable on open futures contracts	-	71,402	71,402
Other accrued expenses	69,086	4,541	73,627
Total liabilities	238,033	83,998	322,031

Net Assets	$66,419,210	$1,549,635	$67,968,845

Shares outstanding (unlimited authorized)	12,075,040	100,100
Net asset value per share	$5.50	$15.48
Market value per share	$5.49	$15.77

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Assets and Liabilities

June 30, 2023

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $39,591,860 and $475,048, respectively)	$39,591,860	$475,048	$40,066,908
Segregated cash held by broker	35,323,736	2,879,954	38,203,690
Receivable on open futures contracts	-	825,287	825,287
Interest receivable	145,794	2,001	147,795
Total assets	75,061,390	4,182,290	79,243,680
Liabilities
Due to Sponsor	156,055	8,776	164,831
Payable on open futures contracts	13,669,745	-	13,669,745
Other accrued expenses	41,691	4,762	46,453
Total liabilities	13,867,491	13,538	13,881,029

Net Assets	$61,193,899	$4,168,752	$65,362,651

Shares outstanding (unlimited authorized)	11,075,040	200,100
Net asset value per share	$5.53	$20.83
Market value per share	$5.55	$20.88

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments

September 30, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
MONEY MARKET FUNDS - 64.7% and 14.4%, respectively
First American US Treasury Obligations Fund, Class X, 5.26% (a) (36,869,122 and 223,458 shares, respectively)	$36,869,122	$223,458	$37,092,580
TOTAL MONEY MARKET FUNDS (Cost $36,869,122 and $223,458, respectively)	36,869,122	223,458	37,092,580

Total Investments (Cost $36,869,122 and $223,458, respectively) - 55.5% and 14.4%, respectively	36,869,122	223,458	37,092,580
Other Assets in Excess of Liabilities - 44.5% and 85.6%, respectively (b)	29,550,088	1,326,177	30,876,265
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$66,419,210	$1,549,635	$67,968,845

(a)	Annualized seven-day yield as of September 30, 2023.
(b)	$23,546,665 and $1,407,794, respectively, of cash is pledged as collateral for futures contracts.

			ETF MANAGERS
BREAKWAVE DRY BULK SHIPPING ETF Futures Contracts	Unrealized Appreciation/	Unrealized Appreciation/	GROUP COMMODITY
September 30, 2023	(Depreciation)	(Depreciation)	TRUST I
Baltic Capesize Time Charter Expiring October 31, 2023 (Underlying Face Amount at Market Value - $12,365,805) (615 contracts)	$2,392,055	$-	$2,392,055
Baltic Capesize Time Charter Expiring November 30, 2023 (Underlying Face Amount at Market Value - $11,012,805) (615 contracts)	1,039,555	-	1,039,555
Baltic Capesize Time Charter Expiring December 22, 2023 (Underlying Face Amount at Market Value - $9,655,500) (615 contracts)	(317,750)	-	(317,750)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring October 31, 2023 (Underlying Face Amount at Market Value - $8,970,000) (650 contracts)	1,184,000	-	1,184,000
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring November 30, 2023 (Underlying Face Amount at Market Value - $8,826,350) (650 contracts)	1,040,350	-	1,040,350
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring December 22, 2023 (Underlying Face Amount at Market Value - $7,934,550) (650 contracts)	148,550	-	148,550
Baltic Exchange Supramax T/C Average Shipping Route Expiring October 31, 2023 (Underlying Face Amount at Market Value - $2,247,465) (165 contracts)	295,965	-	295,965
Baltic Exchange Supramax T/C Average Shipping Route Expiring November 30, 2023 (Underlying Face Amount at Market Value - $2,217,930) (165 contracts)	266,430	-	266,430
Baltic Exchange Supramax T/C Average Shipping Route Expiring December 22, 2023 (Underlying Face Amount at Market Value - $2,000,625) (165 contracts)	49,125	-	49,125
	$6,098,280	$-	$6,098,280

			ETF MANAGERS
BREAKWAVE TANKER SHIPPING ETF Futures Contracts	Unrealized Appreciation/	Unrealized Appreciation/	GROUP COMMODITY
September 30, 2023	(Depreciation)	(Depreciation)	TRUST I
Baltic Freight Route Middle East Gulf to China Expiring October 31, 2023 (Underlying Face Amount at Market Value - $444,150) (35 contracts)	$-	$(61,747)	$(61,747)
Baltic Freight Route Middle East Gulf to China Expiring November 30, 2023 (Underlying Face Amount at Market Value - $493,500) (35 contracts)	-	(12,397)	(12,397)
Baltic Freight Route Middle East Gulf to China Expiring December 22, 2023 (Underlying Face Amount at Market Value - $526,750) (35 contracts)	-	20,853	20,853
Baltic Freight Route West Africa to UK Continent Expiring October 31, 2023 (Underlying Face Amount at Market Value - $72,350) (5 contracts)	-	(8,783)	(8,783)
Baltic Freight Route West Africa to UK Continent Expiring November 30, 2023 (Underlying Face Amount at Market Value - $82,100) (5 contracts)	-	(8,578)	(8,578)
Baltic Freight Route West Africa to UK Continent Expiring December 22, 2023 (Underlying Face Amount at Market Value - $94,700) (5 contracts)	-	(750)	(750)
	$-	$(71,402)	$(71,402)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Schedules of Investments

June 30, 2023

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
MONEY MARKET FUNDS - 64.7% and 11.4%, respectively
First American US Treasury Obligations Fund, Class X, 5.04% (a)	$39,591,860	$475,048	$40,066,908
TOTAL MONEY MARKET FUNDS (Cost $39,591,860 and $475,048, respectively)	39,591,860	475,048	40,066,908

Total Investments (Cost $39,591,860 and $475,048, respectively) - 64.7% and 11.4%, respectively	39,591,860	475,048	40,066,908
Other Assets in Excess of Liabilities - 35.3% and 88.6%, respectively (b)	21,602,039	3,693,704	25,295,743
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$61,193,899	$4,168,752	$65,362,651

(a)	Annualized seven-day yield as of June 30, 2023.
(b)	$35,323,736 and $2,879,954, respectively, of cash is pledged as collateral for futures contracts.

			ETF MANAGERS
BREAKWAVE DRY BULK SHIPPING ETF Futures Contracts	Unrealized Appreciation/	Unrealized Appreciation/	GROUP COMMODITY
June 30, 2023	(Depreciation)	(Depreciation)	TRUST I
Baltic Capesize Time Charter Expiring July 28, 2023 (Underlying Face Amount at Market Value - $9,552,340) (620 contracts)	$(2,288,410)	$-	$(2,288,410)
Baltic Capesize Time Charter Expiring August 25, 2023 (Underlying Face Amount at Market Value - $10,172,340) (620 contracts)	(1,668,410)	-	(1,668,410)
Baltic Capesize Time Charter Expiring September 29, 2023 (Underlying Face Amount at Market Value - $10,781,180) (620 contracts)	(1,059,570)	-	(1,059,570)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 28, 2023 (Underlying Face Amount at Market Value - $7,122,330) (810 contracts)	(3,404,475)	-	(3,404,475)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 25, 2023 (Underlying Face Amount at Market Value - $8,311,410) (810 contracts)	(2,248,325)	-	(2,248,325)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 29, 2023 (Underlying Face Amount at Market Value - $9,218,610) (810 contracts)	(1,356,325)	-	(1,356,325)
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 28, 2023 (Underlying Face Amount at Market Value - $1,752,750) (190 contracts)	(732,250)	-	(732,250)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 25, 2023 (Underlying Face Amount at Market Value - $1,938,000) (190 contracts)	(547,000)	-	(547,000)
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 29, 2023 (Underlying Face Amount at Market Value - $2,120,000) (190 contracts)	(364,980)	-	(364,980)
	$(13,669,745)	$-	$(13,669,745)

BREAKWAVE TANKER SHIPPING ETF Futures Contracts June 30, 2023

Baltic Freight Route Middle East Gulf to China Expiring July 28, 2023 (Underlying Face Amount at Market Value - $1,296,000) (90 contracts)	$-	$300,377	300,377
Baltic Freight Route Middle East Gulf to China Expiring August 25, 2023 (Underlying Face Amount at Market Value - $1,229,400) (90 contracts)	-	233,777	233,777
Baltic Freight Route Middle East Gulf to China Expiring September 29, 2023 (Underlying Face Amount at Market Value - $1,234,800) (90 contracts)	-	239,177	239,177
Baltic Freight Route West Africa to UK Continent Expiring July 28, 2023 (Underlying Face Amount at Market Value - $95,450) (5 contracts)	-	19,567	19,567
Baltic Freight Route West Africa to UK Continent Expiring August 25, 2023 (Underlying Face Amount at Market Value - $179,400) (10 contracts)	-	19,121	19,121
Baltic Freight Route West Africa to UK Continent Expiring September 29, 2023 (Underlying Face Amount at Market Value - $89,150) (5 contracts)	-	13,268	13,268
	$-	$825,287	$825,287

See accompanying notes to combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended September 30, 2023 (unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$537,710	$6,406	$544,116

Expenses
Sponsor fee	31,430	12,574	44,004
CTA fee	238,286	12,783	251,069
Audit fees	19,837	17,375	37,212
Tax preparation fees	55,427	7,583	63,010
Admin/accounting/custodian/transfer agent fees	16,597	15,036	31,633
Legal fees	11,316	11,316	22,632
Chief Compliance Officer fees	6,288	6,288	12,576
Principal Financial Officer fees	6,288	6,288	12,576
Regulatory reporting fees	6,288	6,288	12,576
Brokerage commissions	192,298	15,504	207,802
Distribution fees	3,949	3,947	7,896
NJ Filing fees	63,129	10,159	73,288
Insurance expense	3,775	3,771	7,546
Listing and calculation agent fees	2,319	1,698	4,017
Marketing expenses	8,190	3,771	11,961
Other expenses	1,062	1,897	2,959
Website Support and Marketing Materials	6,535	1,256	7,791
Printing and Postage	2,639	2,513	5,152
Wholesale support fees	26,018	5,094	31,112
Total Expenses	701,671	145,141	846,812
Less: Waiver of CTA fee	-	(12,783)	(12,783)
Less: Expenses absorbed by Sponsor	-	(86,109)	(86,109)
Net Expenses	701,671	46,249	747,920
Net Investment Income (Loss)	(163,961)	(39,843)	(203,804)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	(18,251,265)	33,625	(18,217,640)

Change in Unrealized Gain (Loss) on
Investments and futures contracts	19,736,724	(896,689)	18,840,035
Net realized and unrealized gain (loss)	1,485,459	(863,064)	622,395
Net income (loss)	$1,321,498	$(902,907)	$418,591

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Operations

Three Months Ended September 30, 2022 (unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$87,420	$-	$87,420

Expenses
Sponsor fee	31,508	-	31,508
CTA fee	137,737	-	137,737
Audit fees	21,677	-	21,677
Tax preparation fees	51,726	-	51,726
Admin/accounting/custodian/transfer agent fees	16,637	-	16,637
Legal fees	11,343	-	11,343
Chief Compliance Officer fees	6,301	-	6,301
Principal Financial Officer fees	6,301	-	6,301
Regulatory reporting fees	6,301	-	6,301
Brokerage commissions	109,622	-	109,622
Distribution fees	3,959	-	3,959
NJ Filing fees	23,947	-	23,947
Insurance expense	3,781	-	3,781
Listing and calculation agent fees	2,319	-	2,319
Marketing expenses	9,074	-	9,074
Other expenses	3,781	-	3,781
Website support and marketing materials	2,647	-	2,647
Printing and Postage	3,352	-	3,352
Wholesale support fees	17,700	-	17,700
Interest expense	1,561	-	1,561
Total Expenses	471,274	-	471,274
Less: Waiver of CTA fee	(27,625)	-	(27,625)
Less: Expenses absorbed by Sponsor	-	-	-
Net Expenses	443,649	-	443,649
Net Investment Income (Loss)	(356,229)	-	(356,229)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	(28,464,805)	-	(28,464,805)

Change in Unrealized Gain (Loss) on
Investments and futures contracts	6,469,575	-	6,469,575
Net realized and unrealized gain (loss)	(21,995,230)	-	(21,995,230)
Net income (loss)	$(22,351,459)	$-	$(22,351,459)

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended September 30, 2023 (unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$61,193,899	$4,168,752	$65,362,651

Increase (decrease) in Net Assets from share transactions
Addition of 2,800,000 and -0- shares, respectively	13,563,318	-	13,563,318
Redemption of 1,800,000 and 100,000 shares, respectively	(9,659,505)	(1,716,210)	(11,375,715)
Net increase (decrease) in Net Assets from share transactions	3,903,813	(1,716,210)	2,187,603

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(163,961)	(39,843)	(203,804)
Net realized gain (loss)	(18,251,265)	33,625	(18,217,640)
Change in net unrealized gain (loss)	19,736,724	(896,689)	18,840,035
Net increase (decrease) in Net Assets from operations	1,321,498	(902,907)	418,591

Net Assets at End of Period	$66,419,210	$1,549,635	$67,968,845

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Changes in Net Assets

Three Months Ended September 30, 2022 (unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$46,487,168	$-	$46,487,168

Increase (decrease) in Net Assets from share transactions
Addition of 2,550,000 shares	23,649,026	-	23,649,026
Redemption of 1,250,000 shares	(12,581,550)	-	(12,581,550)
Net increase (decrease) in Net Assets from share transactions	11,067,476	-	11,067,476

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(356,229)	-	(356,229)
Net realized gain (loss)	(28,464,805)	-	(28,464,805)
Change in net unrealized gain (loss)	6,469,575	-	6,469,575
Net increase (decrease) in Net Assets from operations	(22,351,459)	-	(22,351,459)

Net Assets at End of Period	$35,203,185	$-	$35,203,185

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Three Months Ended September 30, 2023 (unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by / used in operating activities
Net income (loss)	$1,321,498	$(902,907)	$418,591
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net realized loss (gain) on investments	18,251,265	(33,625)	18,217,640
Change in net unrealized gain (loss) on investments	(19,736,724)	896,689	(18,840,035)
Change in operating assets and liabilities:
Sale (Purchase) of investments - net	4,208,197	(611,474)	3,596,723
Decrease (increase) in interest receivable	2,618	(380)	2,238
Decrease (Increase) in receivable on open futures contracts	(6,098,280)	825,287	(5,272,993)
Decrease (Increase) in payable on open futures contracts	(13,669,745)	71,402	(13,598,343)
Increase (decrease) in due to Sponsor	12,892	(721)	12,171
Increase (decrease) in other accrued expenses	27,395	(221)	27,174

Net cash (used in) provided by operating activities	(15,680,884)	244,050	(15,436,834)
Cash flows from financing activities
Proceeds from sale of shares	13,563,318	-	13,563,318
Paid on redemption of shares	(9,659,505)	(1,716,210)	(11,375,715)
Net cash (used in) provided by financing activities	3,903,813	(1,716,210)	2,187,603
Net decrease in cash and restricted cash	(11,777,071)	(1,472,160)	(13,249,231)
Cash and restricted cash, beginning of period	35,323,736	2,879,954	38,203,690
Cash and restricted cash, end of period	$23,546,665	$1,407,794	$24,954,459

The following table provides a reconciliation of cash and restricted cash reported within the Combined Statements of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statements of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	23,546,665	1,407,794	24,954,459
Total cash and restricted cash as shown on the combined statement of cash flows.	$23,546,665	$1,407,794	$24,954,459

See accompanying notes to unaudited interim combined financial statements.

ETF MANAGERS GROUP COMMODITY TRUST I

Combined Statements of Cash Flows

Three Months Ended September 30, 2022 (unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by / (used in) operating activities
Net income	$(22,351,459)	$-	$(22,351,459)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized loss (gain) on investments	28,464,805	-	28,464,805
Change in net unrealized loss (gain) on investments	(6,469,575)	-	(6,469,575)
Change in operating assets and liabilities:
Sale (Purchase) of investments - net	(25,502,457)	-	(25,502,457)
Increase in interest receivable	(17,893)	-	(17,893)
Decrease in receivable for fund shares sold	1,684,835	-	1,684,835
Decrease in payable on open futures contracts	(6,469,575)	-	(6,469,575)
Increase in payable for fund shares sold	3,016,155	-	3,016,155
Decrease in due to Sponsor	(204,998)	-	(204,998)
Increase in other accrued expenses	19,531	-	19,531
Net cash used in operating activities	(27,830,631)	-	(27,830,631)
Cash flows from financing activities
Proceeds from sale of shares	23,649,026	-	23,649,026
Paid on redemption of shares	(12,581,550)	-	(12,581,550)
Net cash provided by financing activities	11,067,476	-	11,067,476
Net increase in cash and restricted cash	(16,763,155)	-	(16,763,155)
Cash and restricted cash, beginning of period	37,188,477	-	37,188,477
Cash and restricted cash, end of period	$20,425,322	$-	$20,425,322

The following table provides a reconciliation of cash and restricted cash reported within the Combined Statements of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statements of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	20,425,322	-	20,425,322
Total cash and restricted cash as shown on the combined statements of cash flows.	$20,425,322	$-	$20,425,322

See accompanying notes to unaudited interim combined financial statements.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements

September 30, 2023 (unaudited)

(1) Organization

ETF Managers Group Commodity Trust I (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently consists of two separate series. BREAKWAVE DRY BULK SHIPPING ETF (“BDRY”), is the first series of the Trust and is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The second series of the Trust, BREAKWAVE TANKER SHIPPING ETF (“BWET”, each a “Fund” and together with BDRY, the “Funds”), is also a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The Funds are managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Trading Association (“NFA”). Breakwave Advisors, LLC (“Breakwave”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as the Funds commodity trading advisor.

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

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(1) Organization – Continued

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

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(1) Organization – Continued

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

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying combined financial statements of the Funds have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Each Fund qualifies as an investment company for financial reporting purposes under Topic 946 of the Accounting Standard Codification of U.S. GAAP.

The accompanying combined financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) necessary to present fairly the interim financial statements. These interim financial statements should be read in conjunction with the Fund’s annual report on Form 10-K for the year ended June 30, 2023, BDRY’s prospectus dated March 24, 2023 (the “BDRY Prospectus”), and BWET’s prospectus dated April 28, 2023 (the “BWET Prospectus”). Interim period results are not necessarily indicative of results for a full year period.

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

(d) Cash Held by Broker

Breakwave is registered as a “commodity trading advisor” and acts as such for the Funds. The Funds’ arrangement with its FCM requires the Funds to meet its variation margin requirements related to the price movements, both positive and negative, on futures contracts held by the Funds by keeping cash on deposit with the Commodity Broker (as defined below). These amounts are shown as segregated cash held by broker in the Combined Statements of Assets and Liabilities. Each Fund deposits cash or United States Treasury Obligations, as applicable, with the FCM subject to the CFTC regulations and various exchange and broker requirements. The combination of each Fund’s deposits with the FCM of cash and United States Treasury Obligations, as applicable, and the unrealized gain or loss on open futures contracts (variation margin) represents each Fund’s overall equity in its brokerage trading account. The Funds use their cash held by the FCM to satisfy individual Fund variation margin requirements. The Funds earn interest on their cash deposited with the FCM and interest income is recorded on the accrual basis.

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three months ended September 30, 2023 and September 30, 2022 was at 4:00 p.m. Eastern Time on September 29, 2023 and September 30, 2022, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended September 30, 2023 and September 30, 2022.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at September 29, 2023 and September 30, 2022.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(2) Summary of Significant Accounting Policies – Continued

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

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(2) Summary of Significant Accounting Policies – Continued

(g) Financial Instruments and Fair Value – Continued

The following tables summarize BDRY’s valuation of investments at September 30, 2023 and June 30, 2023 using the fair value hierarchy:

	September 30, 2023 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$36,869,122	a	$6,098,280	b	$42,967,402

a	– Included in Investments in securities in the Combined Statements of Assets and Liabilities.
b	– Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2023 (audited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$39,591,860	a	$(13,669,745	)b	$25,922,115

a	– Included in Investments in securities in the Combined Statements of Assets and Liabilities.
b	– Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2023 and the year ended June 30, 2023, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

The following table summarizes BWET’s valuation of investments at September 30, 2023 and June 30, 2023 using the fair value hierarchy:

	September 30, 2023 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$223,458	a	$(71,402	)b	$152,056

a	– Included in Investments in securities in the Combined Statements of Assets and Liabilities.
b	– Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2023 (audited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$475,048	a	$825,287	b	$1,300,335

a	– Included in Investments in securities in the Combined Statements of Assets and Liabilities.
b	– Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(2) Summary of Significant Accounting Policies – Continued

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at September 30, 2023 and June 30, 2023. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at September 30, 2023 and at June 30, 2023, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

Following is a description of the derivative instruments used by the Funds during the reporting period, including the primary underlying risk exposures.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(3) Investments – Continued

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

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of September 30, 2023

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Dry Bulk Index Rates Market Risk	Receivable on open futures contracts	$6,098,280	*		-

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2023

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value
Dry Bulk Index Rates Market Risk		-	Payable on open futures contracts	$13,669,745	*

*	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(3) Investments – Continued

(c) Futures Contracts – Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(18,251,265)	$19,736,724

The futures contracts open at September 30, 2023 are indicative of the activity for the three months ended September 30, 2023.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2022

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(28,464,805)	$6,469,575

The futures contracts open at September 30, 2022 are indicative of the activity for the three months ended September 30, 2022.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of September 30, 2023

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value
Crude Oil Tanker Index Rates Market Risk		-	Payable on open futures contracts	$71,402	*

*	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(3) Investments – Continued

(c) Futures Contracts – Continued

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2023

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Crude Oil Tanker Index Rates Market Risk	Receivable on open futures contracts	$825,287	*		-

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$33,625	$(896,689)

The futures contracts open at September 30, 2023 are indicative of the activity for the three months ended September 30, 2023.

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

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(4) Agreements – Continued

(a) Management Fee – Continued

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $-0- and $27,625 for the three months ended September 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. Effective September 1, 2022 Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At September 30, 2023, BDRY is not subject to potential future repayments to Breakwave.

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

The waiver of BWET’s CTA fees, pursuant to the undertaking, amounted to $12,783 for the three months ended September 30, 2023 as disclosed in the Combined Statements of Operations. Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At September 30, 2023, BWET is subject to potential future repayments of $20,357 to Breakwave. The potential future repayments expire during the years ending June 30, 2026 and 2027 in the amounts of $7,574 and $12,783, respectively.

The Funds currently accrue their daily expenses up to the applicable Expense Cap, or, if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of BDRY, aggregated $-0- and $-0- for the three months ended September 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. In the case of BWET, expenses absorbed by the Sponsor aggregated $86,109 for the three months ended September 30, 2023 as disclosed in the Combined Statements of Operations.

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

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(4) Agreements – Continued

(b) The Administrator, Custodian, Fund Accountant and Transfer Agent – Continued

Each Fund has agreed to pay U.S. Bank 0.05% of average assets under management (“AUM”), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $16,597 and $16,637 for the three months ended September 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BWET paid U.S. Bank $15,036 for the three months ended September 30, 2023.

(c) The Distributor

Through August 13, 2023, each Fund paid ETFMG Financial LLC (the “former Distributor”), an affiliate of the Sponsor, an annual fee for statutory and wholesaling distribution services and related administrative services equal to the greater of $15,000 or 0.02% of the Fund’s average daily net assets, payable monthly. Pursuant to the respective Marketing Agent Agreements between the Sponsor, each Fund and the former Distributor, the former Distributor assisted the Sponsor and the applicable Fund with certain functions and duties relating to distribution and marketing services to the applicable Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assisted with the processing of creation and redemption orders.

Effective August 14, 2023, the Sponsor entered into a Marketing Agent Agreement (the “Marketing Agreement”) on behalf of the Trust and the Funds with Foreside Fund Services, LLC (“Foreside”), pursuant to which Foreside provides certain marketing services to the Funds. Each Fund pays an annual fee for such distribution services and related administrative services equal to approximately 0.00006% of each Fund’s average daily net assets, with a minimum of approximately $7,150 payable annually. Pursuant to the Marketing Agent Agreement between the Sponsor, the Funds and Foreside, Foreside assists the Sponsor and the Funds with certain functions and duties relating to distribution and marketing services to the Funds, including reviewing and approving marketing materials and certain regulatory compliance matters. Foreside also assists with the processing of creation and redemption orders. Foreside’s principal business office is located in Portland, ME.

BDRY incurred $3,949 and $3,959 in distribution and related administrative services for the three months ended September 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $3,947 in distribution and related administrative services for the three months ended September 30, 2023 as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BWET pays the Sponsor an annual fee for wholesale support services of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly.

BDRY incurred $26,018 and $17,700 in wholesale support fees for the three months ended September 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $5,094 in wholesale support fees for the three months ended September 30, 2023, as disclosed in the Combined Statements of Operations.

(d) The Commodity Broker

Marex Financial Ltd., registered in England, serves as each Fund’s clearing broker, (the “Commodity Broker”). In its capacity as clearing broker, the Commodity Broker executes and clears each Fund’s futures transactions and performs certain administrative services for the Funds.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(4) Agreements – Continued

(d) The Commodity Broker – Continued

The Funds pay respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% for BDRY and 1.30% for BWET (excluding the impact on each Fund of creation and/or redemption activity) of the net asset value of BDRY and BWET, respectively, for execution and clearing services on behalf of the Funds, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of freight futures or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $192,298 and $109,622 in brokerage commissions and fees for the three months ended September 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $15,504 in brokerage commissions and fees for the three months ended September 30, 2023 as disclosed in the Combined Statement of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Funds. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $628 and $1,260, respectively, in trustee fees for the three months ended September 30, 2023 and 2022, which is included in Other Expenses in the Combined Statements of Operations. BWET incurred $628 in trustee fees for the three months ended September 30, 2023.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $701,671 and $471,274, respectively, during the three months ended September 30, 2023 and 2022 in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $-0- and $27,625, respectively, for the three months ended September 30, 2023 and 2022.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $-0-, respectively, for the three months ended September 30, 2023 and 2022.

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(4) Agreements – Continued

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses – Continued

The Sponsor, in accordance with the BWET Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BWET by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BWET in excess of 3.50% (excluding brokerage commissions and interest expense) of BWET’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BWET incurred $145,141 for the three months ended June 30, 2023 in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $12,783 for the three months ended September 30, 2023.

In addition, the assumption of Fund expenses above the BWET Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $86,109 for the three months ended September 30, 2023.

(g) Organizational and Offering Costs

Expenses incurred in connection with organizing BDRY and BWET and up to the offering of their Shares upon commencement of their investment operations on March 22, 2018 and May 3, 2023, respectively, were paid by the Sponsor and Breakwave without reimbursement.

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

(h) Extraordinary Fees and Expenses

The Funds will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2023 and 2022 BDRY did not incur such expenses. For the three months ended September 30, 2023, BWET did not incur such expenses.

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

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(5) Creations and Redemptions – Continued

(a) Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Creation or Redemption Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $300 per BDRY or BWET order, which goes directly to the Custodian. The AP Transaction Fees are paid by the Authorized Participants and not by the Funds.

(b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2023
	Shares	Net Assets Increase
Shares Sold	2,800,000	$13,563,318
Shares Redeemed	(1,800,000)	(9,659,505)
Net Increase	1,000,000	$3,903,813

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2022
	Shares	Net Assets Increase
Shares Sold	2,550,000	$23,649,026
Shares Redeemed	(1,250,000)	(12,581,550)
Net Increase	1,300,000	$11,067,476

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2023
	Shares	Net Assets Decrease
Shares Sold	-	$-
Shares Redeemed	(100,000)	(1,716,210)
Net Decrease	(100,000)	$(1,716,210)

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

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(6) Risk – Continued

(a) Investment Related Risk – Continued

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

Similar to other futures contracts, the Freight Futures curve shape could be either in “contango” (where the futures curve is upward sloping with the next futures price higher than the current one) or “backwardation” (where each of the next futures prices are lower than the current one). Contango curves are generally characterized by negative roll cost, as the expiring contract value is lower that the next prompt contract value, assuming the same lot size. That means there could be losses incurred when the contracts are rolled each period (“Negative Roll Risk”) and such losses are independent of the Freight Futures price level.

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

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(6) Risk – Continued

(a) Investment Related Risk – Continued

Most recently, Hamas attacked Israel, with Israel then declaring war on Hamas in the Gaza Strip. This conflict has stoked fears of oil supply instability in the Middle East and globally. While not having an immediate impact on global oil production or tanker trade patterns, escalation or expansion of hostilities, interventions by other groups or nations, the imposition of economic sanctions on any of the oil producing nations, disruption of shipping transit in the Straits of Hormuz or other significant trade routes, or similar outcomes could lead to oil supply instability. The conflict is ongoing and, should it escalate and expand to other oil producing nations in the region, it may have a profound negative impact on oil prices and, as a result, the supply and demand for freight that could have a negative impact on spot freight rates for dry bulk and liquid freight and on Freight Futures.

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

ETF Managers Group Commodity Trust I

Notes to Interim Combined Financial Statements - Continued

September 30, 2023 (unaudited)

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of September 30, 2023, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three months ended September 30, 2023 and 2022, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	BREAKWAVE DRY BULK		BREAKWAVE TANKER
	SHIPPING ETF		SHIPPING ETF
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$5.53	$17.06	$20.83	$-
Net investment income (loss)	(0.01)	(0.10)	(0.21)	-
Net realized and unrealized gain (loss)	(0.02)	(8.21)	(5.14)	-
Net Income (Loss)	(0.03)	(8.31)	(5.35)	-
Net Asset Value per Share, end of period	$5.50	$8.75	$15.48	$-
Market Value per Share, end of period	$5.49	$9.04	$15.77	$-
Ratios to Average Net Assets*
Expense Ratio***	4.27%	4.67%	5.25%	0.00%
Expense Ratio*** before Waiver/Assumption	4.27%	4.96%	16.46%	0.00%
Net Investment Income (Loss)	(1.00)%	(3.75)%	(4.52)%	0.00%
Total Return, at Net Asset Value**	(0.54)%	(48.71)%	(25.68)%	0.00%
Total Return, at Market Value**	(1.08)%	(47.35)%	(24.47)%	0.00%

*	Percentages are annualized.
**	Percentages are not annualized.
***	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any.

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

Overview

The Trust is a Delaware statutory trust formed on July 23, 2014. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently includes two separate series: Breakwave Dry Bulk Shipping ETF (“BDRY”) and Breakwave Tanker Shipping ETF (“BWET,” and together with BDRY, each a “Fund” and collectively, the “Funds”). Each Fund is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca.

The Funds are each managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a single member limited liability company that was formed in the state of Delaware on June 12, 2014. The Funds pays the Sponsor a management fee. The Sponsor, the Trust, and the Funds maintain their main business offices at 30 Maple Street, Suite 2, Summit, NJ 07901. The Sponsor’s telephone number is (908) 897-0518.

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

Each Fund is a “commodity pool” as defined by the Commodity Exchange Act (“CEA”). Consequently, the Sponsor has registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

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

BWET commenced trading on NYSE Arca on May 3, 2023 and trades under the symbol “BWET”.

Each Fund is designed and managed to track the performance of a portfolio (a “Benchmark Portfolio”) consisting of futures contracts (the “Benchmark Component Instruments”).

Breakwave Dry Bulk Shipping ETF

The Investment Objective of the Fund

BDRY’s investment objective is to provide investors with exposure to the daily change in the price of dry bulk freight futures by tracking the performance of a portfolio (the “BDRY Benchmark Portfolio”) and consisting of exchange-cleared futures contracts on the cost of shipping dry bulk freight (“Dry Freight Futures”). BDRY seeks to achieve its investment objective by investing substantially all of its assets in the Dry Freight Futures currently constituting the BDRY Benchmark Portfolio.

The BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Dry Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of September 30, 2023 include:

Name	Ticker	Market Value USD
Baltic Capesize Time Charter - Oct 23	BFFATC V23 Index	$12,365,805
Baltic Capesize Time Charter - Nov 23	BFFATC X23 Index	11,012,805
Baltic Capesize Time Charter - Dec 23	BFFATC Z23 Index	9,655,500
Baltic Exchange Panamax T/C Average Shipping Route Index - Oct 23	BFFAP V23 Index	8,970,000
Baltic Exchange Panamax T/C Average Shipping Route Index - Nov 23	BFFAP X23 Index	8,826,350
Baltic Exchange Panamax T/C Average Shipping Route Index - Dec 23	BFFAP Z23 Index	7,934,550
Baltic Exchange Supramax T/C Average Shipping Route Index - Oct 23	S58FM V23 Index	8,970,000
Baltic Exchange Supramax T/C Average Shipping Route Index - Nov 23	S58FM X23 Index	8,826,350
Baltic Exchange Supramax T/C Average Shipping Route Index - Dec 23	S58FM Z23 Index	7,934,550

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

The BDRY Benchmark Portfolio will maintain long-only positions in Dry Freight Futures. The BDRY Benchmark Portfolio will include a combination of Capesize, Panamax and Supramax Freight Futures. More specifically, the BDRY Benchmark Portfolio will include 50% exposure in Capesize Freight Futures contracts, 40% exposure in Panamax Freight Futures contracts and 10% exposure in Supramax Freight Futures contracts. The BDRY Benchmark Portfolio will not include and the Fund will not invest in swaps, non-cleared dry bulk freight forwards or other over-the-counter derivative instruments that are not cleared through exchanges or clearing houses. The Fund may hold exchange-traded options on Dry Freight Futures. The BDRY Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually. The Dry Freight Futures currently constituting the Benchmark Portfolio, as well as the daily holdings of the Fund will be available on the Fund’s website at www.drybulketf.com.

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

Breakwave Tanker Shipping ETF

The Investment Objective of the Fund

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

The BWET Benchmark Portfolio

The BWET Benchmark Portfolio is maintained by Breakwave, which also serves as BWET’s CTA. The BWET Benchmark Portfolio consists of the Oil Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping crude oil. Each Reference Index is published each United Kingdom business day by the Baltic Exchange and measures the charter rate for shipping crude oil in a specific size category of cargo ship and for a specific route - TD3C or TD20. The two Reference Indexes are as follows:

●	TD3C: the TD3C Index; and

●	TD20: the TD20 Index.

The Oil Freight Futures currently constituting the BWET Benchmark Portfolio as of September 30, 2023 include:

Name	Ticker	Market Value USD
Baltic TD3C Time Charter - Oct 23	BFFA3D V23 Index	$444,150
Baltic TD3C Time Charter - Nov 23	BFFA3D X23 Index	493,500
Baltic TD3C Time Charter - Dec 23	BFFA3D Z23 Index	526,750
Baltic TD20 Time Charter - Oct 23	BFFD20 V23 Index	72,350
Baltic TD20 Time Charter - Nov 23	BFFD20 X23 Index	82,100
Baltic TD20 Time Charter - Dec 23	BFFD20 Z23 Index	94,700

The value of the TD3C Index and the TD20 Index is disseminated daily at 4:00 p.m. London Time by the Baltic Exchange. The Reference Index information disseminated by the Baltic Exchange also includes the components and value of each component in each Reference Index. Such Reference Index information also is widely disseminated by Reuters and/or other major market data vendors.

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

When establishing positions in Oil Freight Futures, BWET will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Oil Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BWET’s FCM. On a daily basis, BWET will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Oil Freight Futures positions. Any assets not required to be posted as margin with BWET’s FCM will generally be held at BWET’s custodian in cash or cash equivalents, as discussed below.

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

Breakwave Dry Bulk Shipping ETF

During the three months ended September 30, 2023, dry bulk freight rates increased, with the Baltic Dry Index, an index that tracks global spot rates for dry bulk shipping, ending the quarter up by almost 56%. Although the first two months of the period were characterized by low activity and thus relatively flat freight rates, towards the end of the quarter freight rates for Capesizes moved considerably higher as low vessel availability led to a tighter supply-demand balance. Bulk commodity exports during the quarter were up versus the same period last year, reflecting mainly higher coal imports into China, and to a lesser degree, higher iron ore imports into China. On the other hand, the unwinding of port congestion that followed the Covid-related logistical disruptions led to a higher number of available ships, which balanced the market. At the end of the quarter and following the increase in spot rates, expectations were for a relatively strong fourth quarter, as seasonally higher demand for transportation tends to lead to higher spot rates towards the end of the calendar year.

During the three months ended September 30, 2023, Capesize freight futures experienced an increase reflecting better than expected activity in the physical market towards the end of the quarter but also a relatively flat futures curve that reacted more to the increased spot rate activity. On the other hand, Panamax freight futures declined as spot rates failed to reach the futures levels. Although the first two months of the quarter were relatively stable in terms of volatility, the late quarter rally in freight rates led to an increase in the Capesize freight futures, mainly focusing on the month of October contracts. On the other hand, Panamax futures contracts deteriorated during the quarter, offsetting any gains from the Capesize futures increases. BDRY closely tracked the performance of short-term dry bulk freight futures and ended the quarter flat.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended September 30, 2023.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended September 30, 2023 and 2022. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

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

There are no competitors. BDRY is the only Dry Freight Futures ETF globally.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

During the three months ended September 30, 2023, the NYSE Arca market value of each Share decreased (-1.08%) from $5.55 per Share, representing the closing price on June 30, 2023, to $5.49 per Share, representing the closing price on September 29, 2023. The Share price high and low for the three months ended September 30, 2023 and related change from the closing Share price on June 30, 2023 were as follows: Shares traded from a high of $5.89 per share (+6.13%) on August 16, 2023 to a low of $4.48 per share (-19.28%) on July 19, 2023.

Fund Share Net Asset Performance

For the three months ended September 30, 2023, the net asset value of each Share decreased (-0.54%) from $5.53 per Share to $5.50 per Share. Gains in the investments and futures contracts were more than offset by the net investment loss and the impact of the timing of Share sales and redemptions resulted in the overall decrease in the NAV per Share during the three months ended September 30, 2023.

Net loss for the three months ended September 30, 2023, was ($1,321,498), resulting from net realized losses on investments and futures contracts of ($18,251,365), unrealized gains on futures contracts of $19,736,724 and the net investment loss of ($163,961).

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

Breakwave Tanker Shipping ETF

During the three months ended September 30, 2023, freight rates steadily softened, with the benchmark VLCC TD3C rate (Middle East to China freight rate as measured in USD per ton) declining, before a brief respite towards the end of the quarter that left the index down approximately 12%. Seasonally, the summer months are characterized by low activity and usually signify the lows of the year in terms of freight rates. This year has thus far followed a similar pattern to history, and the low freight level for this year thus far has also been the late summer period. As the quarter progressed, demand steadily increased, leading to a brief respite in freight rates towards the end of the quarter. Expectations as priced by the freight futures curve for the remainder of the year were for a better market as the winter months approach, given the increased demand for oil transportation during the winter months but also potentially inclement weather that tends to positively affect freight rates.

During the three months ended September 30, 2023, tanker freight futures remained relatively inactive but declined steadily as the physical market drifted lower and there were few signs of a potential revival for most of the period. The unwinding of the positive expectations that were built into the futures curve during the second quarter (contango) also had a negative impact on freight futures. Towards the end of the quarter, the brief increase in spot rates for VLCCs also led to a brief rally in freight futures as expectations for a better than previously expected end of the year increased. BWET closely tracked short-dated freight futures for VLCCs (TD3C) and ended the quarter down about 25%.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the three months ended September 30, 2023.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BWET with the benchmark portfolio returns for the three months ended September 30, 2023. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. Differences in the benchmark return and the BWET net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

During the three months ended September 30, 2023, the NYSE Arca market value of each Share decreased (-24.47%) from $20.88 per Share, representing the closing price on June 30, 2023, to $15.77 per Share, representing the closing price on September 29, 2023. The Share price high and low for the three months ended September 30, 2023 and related change from the closing Share price on June 30, 2023 were as follows: Shares traded from a high of $20.64 per Share (-1.15%) on July 28, 2023 to a low of $14.40 per Share (-31.03%) on September 12, 2023.

Fund Share Net Asset Performance

For the three months ended September 30, 2023, the net asset value of each Share decreased (-25.68%) from $20.83 per Share to $15.48 per Share. Losses in the investments and futures contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the three months ended September 30, 2023.

Net loss for the three months ended September 30, 2023, was $(902,907), resulting from net realized gains on investments and futures contracts of $33,625, net unrealized losses on investments and futures contracts of ($896,689), and the net investment loss of ($39,843).

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

Liquidity and Capital Resources

The Funds do not anticipate making use of borrowings or other lines of credit to meet their obligations. The Funds meets their liquidity needs in the normal course of business from the proceeds of the sale of their investments or from the cash, and/or cash equivalents that they hold. The Funds’ liquidity needs include: redeeming their shares, providing margin deposits for existing Benchmark Component Instruments, the purchase of additional Benchmark Component Instruments, and paying expenses.

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and its investments in collateralizing Treasury Securities, if any. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Funds are paid to the Funds. During the three months ended September 30, 2023 and 2022, BDRY earned $537,710 and $87,420, respectively, in interest income. BWET earned $6,406 in interest income during the three months ended September 30, 2023.

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

Credit Risk

When the Funds enter into Benchmark Component Instruments, they will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the Benchmark Component Instruments traded on or cleared by the Baltic Exchange and other futures exchanges is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to the Funds.

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

The regulation of commodity interest transactions in the United States is an evolving area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of the Funds to continue to implement their investment strategies. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds are impossible to predict but could be substantial and adverse.

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

Off Balance Sheet Financing

As of September 30, 2023, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

Redemption Basket Obligation

Other than as necessary to meet the investment objective of the Funds and pay the contractual obligations described below, the Funds will require liquidity to redeem Redemption Baskets. The Funds intend to satisfy this obligation through the transfer of cash of the Funds (generated, if necessary, through the sale of money market funds invested in Treasury obligations) in an amount proportionate to the number of Shares being redeemed.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $-0- for the three months ended September 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $-0- and $27,625 for the three months ended September 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses, prior to the assumption and waiver of expenses, amounted to $701,671 and $471,274 for the three months ended September 30, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations.

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BWET so that BWET’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BWET’s average daily net assets (the “BWET Expense Cap”). The assumption of expenses and waiver of BWET’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through February 28, 2025. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BWET could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BWET, pursuant to the BWET Expense Cap, amounted to $86,109 for the three months ended September 30, 2023, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $12,783 for the three months ended September 30, 2023, as disclosed in the Combined Statements of Operations. BWET currently accrues its daily expenses based upon established individual expense category amounts or the BWET Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BWET’s total expenses, prior to the assumption and waiver of expenses, amounted to $145,141 for the three months ended September 30, 2023.

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

While the Sponsor has agreed to pay registration fees to the SEC and any other regulatory agency in connection with the initial offering and sale of the Shares offered through each Fund’s prospectus, and the legal, printing, accounting and other expenses associated with such registration, each Funds will be responsible for any registration fees and related expenses incurred in connection with any future offer and sale of Shares of the Fund in excess of those offered through its initial prospectus.

Any general expenses of the Trust will be allocated among the Funds and any other future series of the Trust as determined by the Sponsor in its sole and absolute discretion. The Trust is also responsible for extraordinary expenses, including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto. The Trust and/or the Sponsor may be required to indemnify the Trustee, Distributor or Administrator under certain circumstances.

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

Mr. Masucci, a principal of the Sponsor, and certain affiliates of the Sponsor have entered into a settlement agreement with the Securities and Exchange Commission (“SEC”) regarding certain alleged conflicts of interest arising in connection with ETFMG Alternative Harvest ETF’s (MJ) participation in the securities lending program administered by its prior custodian. Without admitting or denying the SEC’s findings, Mr. Masucci agreed to a cease-and-desist order, to pay a $400,000 penalty, and to an associational bar under the Investment Advisers Act of 1940, as amended, and a prohibition under the Investment Company Act of 1940, as amended, with a right to reapply after three years. Certain affiliates of the Sponsor agreed to censures, to a cease-and-desist order, and to pay, jointly and severally, a civil penalty of $4 million. The settlement resolves the SEC’s investigation of Mr. Masucci and affiliates of the Sponsor. Effective July 15, 2023 Mr. Masucci resigned his position as an officer of the Sponsor and is a principal of the Sponsor due to his ownership stake in ETFMG only.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)	None

(b)

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On September 30, 2023, 12,075,040 shares of the Fund were outstanding for a market capitalization of $66,291,970. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering an indeterminate amount of common units of beneficial interest, or “Shares,” of the Breakwave Tanker Shipping ETF (File No. 333-266945) was declared effective on April 28, 2023. On September 30, 2023, 100,100 Shares of the Fund were outstanding for a market capitalization of $1,578,577. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed seventy two (72) baskets (each comprising 25,000 shares) during the three months ended September 30, 2023 at an average price per share of $5.37. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended September 30, 2023:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2023	-	$-
August 2023	700,000	$5.19
September 2023	1,100,000	$5.48
Total	1,800,000	$5.37

BWET does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BWET redeemed four (4) baskets (each comprising 25,000 shares) during the three months ended September 30, 2023 at an average price per share of $17.16. The following table provides information about BWET’s redemptions by Authorized Participants during the three months ended September 30, 2023:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2023	-	$-
August 2023	-	$-
September 2023	100,000	$17.16
Total	100,000	$17.16

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	Not Applicable.

(c)	None of the Sponsor’s officers have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Funds for the three months ended September 30, 2023.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed Herewith.

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

Date: November 14, 2023

