Form 10-Q
period 2023-12-31
Amplify Commodity Trust
filed 2024-02-20
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2023.

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______ to _______.

Commission File Number: 001-36851

Amplify Commodity Trust
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4793446
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3333 Warrenville Road Suite 350, Lisle, IL	60532
(Address of Principal Executive Offices)	(Zip Code)

855-267-3837

(Registrant’s Telephone Number, Including Area Code)

ETF Managers Group Commodity Trust I

30 Maple Street

Summit, NJ 07901

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

Securities Registered Pursuant to Section 12(b) of the Act:

The registrant had 4,050,040 outstanding shares as of February 1, 2024. (BDRY)

The registrant had 825,100 outstanding shares as of February 1, 2024. (BWET)

AMPLIFY COMMODITY TRUST

i

Part I.

INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AMPLIFY COMMODITY TRUST

(FORMERLY, ETF MANAGERS GROUP COMMODITY TRUST I)

Combined Statements of Assets and Liabilities

December 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (Cost $11,704,549 and $596,829, respectively)	$11,704,549	$596,829	$12,301,378
Segregated cash held by broker	26,325,972	1,500,719	27,826,691
Receivable on open futures contracts	23,286,315	-	23,286,315
Interest receivable	67,337	2,687	70,024
Total assets	61,384,173	2,100,235	63,484,408
Liabilities
Payable on open futures contracts	-	83,410	83,410
Other accrued expenses	85,462	3,514	88,976
Due to Sponsor	173,374	6,104	179,478
Total liabilities	258,836	93,028	351,864

Net Assets	$61,125,337	$2,007,207	$63,132,544

Shares outstanding (unlimited authorized)	5,250,040	125,100
Net asset value per share	$11.64	$16.04
Market value per share	$11.56	$16.15

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

(FORMERLY, ETF MANAGERS GROUP COMMODITY TRUST I)

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

AMPLIFY COMMODITY TRUST

(FORMERLY, ETF MANAGERS GROUP COMMODITY TRUST I)

Combined Schedules of Investments

December 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

MONEY MARKET FUNDS - 19.1% and 29.7%, respectively
First American US Treasury Obligations Fund, Class X, 5.28% (a) (11,704,549 and 596,829 shares, respectively)	$11,704,549	$596,829	$12,301,378
TOTAL MONEY MARKET FUNDS (Cost $11,704,549 and $596,829, respectively)	11,704,549	596,829	12,301,378

Total Investments (Cost $11,704,549 and $596,829, respectively) - 19.1% and 29.7%, respectively	11,704,549	596,829	12,301,378
Other Assets in Excess of Liabilities - 80.9% and 70.3%, respectively (b)	49,420,788	1,410,378	50,831,166
TOTAL NET ASSETS - 100.0% and 100%, respectively	$61,125,337	$2,007,207	$63,132,544

(a)	Annualized seven-day yield as of December 31, 2023.
(b)	$26,325,972 and $1,500,719, respectively, of cash is pledged as collateral for futures contracts.

			ETF MANAGERS
BREAKWAVE DRY BULK SHIPPING ETF Futures Contracts	Unrealized Appreciation/	Unrealized Appreciation/	GROUP COMMODITY
December 31, 2023	(Depreciation)	(Depreciation)	TRUST I

Baltic Capesize Time Charter Expiring January 31, 2024 (Underlying Face Amount at Market Value - $14,275,800) (600 contracts)	$8,318,050		$8,318,050
Baltic Capesize Time Charter Expiring February 29, 2024 (Underlying Face Amount at Market Value - $8,862,600) (600 contracts)	2,904,850		2,904,850
Baltic Capesize Time Charter Expiring March 28, 2024 (Underlying Face Amount at Market Value - $9,462,600) (600 contracts)	3,504,850		3,504,850
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring January 31, 2024 (Underlying Face Amount at Market Value - $7,868,840) (500 contracts)	2,561,125		2,561,125
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring February 29, 2024 (Underlying Face Amount at Market Value - $7,378,500) (500 contracts)	2,071,625		2,071,625
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring March 28, 2024 (Underlying Face Amount at Market Value - $7,812,500) (500 contracts)	2,505,625		2,505,625
Baltic Exchange Supramax T/C Average Shipping Route Expiring January 31, 2024 (Underlying Face Amount at Market Value - $1,890,460) (130 contracts)	499,960		499,960
Baltic Exchange Supramax T/C Average Shipping Route Expiring February 29, 2024 (Underlying Face Amount at Market Value - $1,791,790) (130 contracts)	401,290		401,290
Baltic Exchange Supramax T/C Average Shipping Route Expiring March 28, 2024 (Underlying Face Amount at Market Value - $1,909,440) (130 contracts)	518,940		518,940
	$23,286,315		$23,286,315

			ETF MANAGERS
BREAKWAVE TANKER SHIPPING ETF Futures Contracts	Unrealized Appreciation/	Unrealized Appreciation/	GROUP COMMODITY
December 31, 2023	(Depreciation)	(Depreciation)	TRUST I

Baltic Freight Route Middle East Gulf to China Expiring January 31, 2024 (Underlying Face Amount at Market Value - $622,300) (49 contracts)	$-	$(27,700)	$(27,700)
Baltic Freight Route Middle East Gulf to China Expiring February 29, 2024 (Underlying Face Amount at Market Value - $618,723) (49 contracts)	-	(31,277)	(31,277)
Baltic Freight Route Middle East Gulf to China Expiring March 28, 2024 (Underlying Face Amount at Market Value - $616,567) (49 contracts)	-	(33,433)	(33,433)
Baltic Freight Route West Africa to UK Continent Expiring January 31, 2024 (Underlying Face Amount at Market Value - $97,000) (5 contracts)	-	5,000	5,000
Baltic Freight Route West Africa to UK Continent Expiring February 29, 2024 (Underlying Face Amount at Market Value - $180,000) (10 contracts)	-	4,000	4,000
	$-	$(83,410)	$(83,410)

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

(FORMERLY, ETF MANAGERS GROUP COMMODITY TRUST I)

Combined Schedule of Investments

June 30, 2023

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

MONEY MARKET FUNDS - 64.7% and 11.4%, respectively
First American US Treasury Obligations Fund, Class X, 5.04% (a)	$39,591,860	$475,048	$40,066,908
TOTAL MONEY MARKET FUNDS (Cost $39,591,860 and $475,048, respectively)	39,591,860	475,048	40,066,908

Total Investments (Cost $39,591,860 and $475,048, respectively) - 64.7% and 11.4%, respectively	39,591,860	475,048	40,066,908
Other Assets in Excess of Liabilities - 35.3% and 88.6%, respectively (b)	21,602,039	3,693,704	25,295,743
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$61,193,899	$4,168,752	$65,362,651

(a)	Annualized seven-day yield as of June 30, 2023.

(b)	$35,323,736 and $2,879,954, respectively, of cash is pledged as collateral for futures contracts.

			ETF MANAGERS
BREAKWAVE DRY BULK SHIPPING ETF Futures Contracts	Unrealized Appreciation/	Unrealized Appreciation/	GROUP COMMODITY
June 30, 2023	(Depreciation)	(Depreciation)	TRUST I

Baltic Capesize Time Charter Expiring July 28, 2023 (Underlying Face Amount at Market Value - $9,552,340) (620 contracts)	$(2,288,410)	$-	$(2,288,410)
Baltic Capesize Time Charter Expiring August 25, 2023 (Underlying Face Amount at Market Value - $10,172,340) (620 contracts)	(1,668,410)	-	(1,668,410)
Baltic Capesize Time Charter Expiring September 29, 2023 (Underlying Face Amount at Market Value - $10,781,180) (620 contracts)	(1,059,570)	-	(1,059,570)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 28, 2023 (Underlying Face Amount at Market Value - $7,034,400) (810 contracts)	(3,404,475)	-	(3,404,475)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 25, 2023 (Underlying Face Amount at Market Value - $8,208,800) (810 contracts)	(2,248,325)	-	(2,248,325)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 29, 2023 (Underlying Face Amount at Market Value - $9,104,800) (810 contracts)	(1,356,325)	-	(1,356,325)
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 28, 2023 (Underlying Face Amount at Market Value - $1,752,750) (190 contracts)	(732,250)	-	(732,250)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 25, 2023 (Underlying Face Amount at Market Value - $1,938,000) (190 contracts)	(547,000)	-	(547,000)
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 29, 2023 (Underlying Face Amount at Market Value - $2,120,000) (190 contracts)	(364,980)	-	(364,980)
	$(13,669,745)	$-	$(13,669,745)

			ETF MANAGERS
BREAKWAVE TANKER SHIPPING ETF Futures Contracts	Unrealized Appreciation/	Unrealized Appreciation/	GROUP COMMODITY
June 30, 2023	(Depreciation)	(Depreciation)	TRUST I

Baltic Freight Route Middle East Gulf to China Expiring July 28, 2023 (Underlying Face Amount at Market Value - $1,296,000) (90 contracts)	$-	$300,377	$300,377
Baltic Freight Route Middle East Gulf to China Expiring August 25, 2023 (Underlying Face Amount at Market Value - $1,229,400) (90 contracts)	-	233,777	233,777
Baltic Freight Route Middle East Gulf to China Expiring September 29, 2023 (Underlying Face Amount at Market Value - $1,234,800) (90 contracts)	-	239,177	239,177
Baltic Freight Route West Africa to UK Continent Expiring July 28, 2023 (Underlying Face Amount at Market Value - $95,450) (5 contracts)	-	19,567	19,567
Baltic Freight Route West Africa to UK Continent Expiring August 25, 2023 (Underlying Face Amount at Market Value - $179,400) (10 contracts)	-	19,121	19,121
Baltic Freight Route West Africa to UK Continent Expiring September 29, 2023 (Underlying Face Amount at Market Value - $89,150) (5 contracts)	-	13,268	13,268
	$-	$825,287	$825,287

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

(FORMERLY, ETF MANAGERS GROUP COMMODITY TRUST I)

Combined Statements of Operations

Three Months Ended December 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Investment Income
Interest	$457,674	$7,475	$465,149

Expenses
Sponsor fee	31,396	12,559	43,955
CTA fee	215,262	7,347	222,609
Audit fees	21,537	11,440	32,977
Tax preparation fees	55,257	629	55,886
Admin/accounting/custodian/transfer agent fees	16,576	15,020	31,596
Legal fees	11,304	11,304	22,608
Chief Compliance Officer fees	6,280	6,280	12,560
Principal Financial Officer fees	6,280	6,280	12,560
Regulatory reporting fees	6,280	6,280	12,560
Brokerage commissions	164,318	8,823	173,141
Distribution fees	3,944	3,927	7,871
NJ Filing fees	62,582	-	62,582
Share Registration fees	7,184	979	8,163
Insurance expense	3,767	3,767	7,534
Listing and calculation agent fees	2,312	1,696	4,008
Marketing expenses	2,288	3,767	6,055
Other expenses	629	132	761
Website Support and Marketing Materials	6,535	1,256	7,791
Printing and Postage	2,392	2,513	4,905
Wholesale support fees	24,094	4,528	28,622
Total Expenses	650,217	108,527	758,744
Less: Waiver of CTA fee	-	(7,347)	(7,347)
Less: Expenses absorbed by Sponsor	-	(74,622)	(74,622)
Net Expenses	650,217	26,558	676,775
Net Investment Income (Loss)	(192,543)	(19,083)	(211,626)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	27,728,859	96,553	27,825,412

Change in Unrealized Gain (Loss) on
Investments and futures contracts	17,188,035	(12,008)	17,176,027
Net realized and unrealized gain (loss)	44,916,894	84,545	45,001,439
Net income (loss)	$44,724,351	$65,462	$44,789,813

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

(FORMERLY, ETF MANAGERS GROUP COMMODITY TRUST I)

Combined Statements of Operations

Three Months Ended December 31, 2022 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Investment Income
Interest	$117,420	$-	$117,420

Expenses
Sponsor fee	31,508	-	31,508
CTA fee	134,383	-	134,383
Audit fees	21,677	-	21,677
Tax preparation fees	55,453	-	55,453
Admin/accounting/custodian/transfer agent fees	16,637	-	16,637
Legal fees	11,343	-	11,343
Chief Compliance Officer fees	6,301	-	6,301
Principal Financial Officer fees	6,301	-	6,301
Regulatory reporting fees	6,301	-	6,301
Brokerage commissions	142,544	-	142,544
Distribution fees	3,959	-	3,959
NJ Filing fees	26,163	-	26,163
Insurance expense	3,781	-	3,781
Listing and calculation agent fees	2,320	-	2,320
Marketing expenses	9,075	-	9,075
Other expenses	3,781	-	3,781
Website support and marketing materials	2,647	-	2,647
Printing and Postage	4,033	-	4,033
Wholesale support fees	17,422	-	17,422
Interest expense	-	-	-
Total Expenses	505,629	-	505,629
Less: Waiver of CTA fee	(38,707)	-	(38,707)
Less: Expenses absorbed by Sponsor	-	-	-
Net Expenses	466,922	-	466,922
Net Investment Income (Loss)	(349,502)	-	(349,502)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	(2,935,993)	-	(2,935,993)

Change in Unrealized Gain (Loss) on
Investments and futures contracts	7,140,215	-	7,140,215
Net realized and unrealized gain (loss)	4,204,222	-	4,204,222
Net income (loss)	$3,854,720	$-	$3,854,720

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

(FORMERLY, ETF MANAGERS GROUP COMMODITY TRUST I)

Combined Statements of Operations

Six Months Ended December 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Investment Income
Interest	$995,384	$13,881	$1,009,265

Expenses
Sponsor fee	62,826	25,133	87,959
CTA fee	453,548	20,130	473,678
Audit fees	41,374	28,815	70,189
Tax preparation fees	110,684	8,212	118,896
Admin/accounting/custodian/transfer agent fees	33,173	30,056	63,229
Legal fees	22,620	22,620	45,240
Chief Compliance Officer fees	12,568	12,568	25,136
Principal Financial Officer fees	12,568	12,568	25,136
Regulatory reporting fees	12,568	12,568	25,136
Brokerage commissions	356,616	24,327	380,943
Distribution fees	7,893	7,874	15,767
NJ Filing fees	125,711	10,159	135,870
Share Registration fees	7,184	979	8,163
Insurance expense	7,542	7,538	15,080
Listing and calculation agent fees	4,631	3,394	8,025
Marketing expenses	10,478	7,538	18,016
Other expenses	1,691	2,029	3,720
Website support and marketing materials	13,070	2,512	15,582
Printing and Postage	5,031	5,026	10,057
Wholesale support fees	50,112	9,622	59,734
Total Expenses	1,351,888	253,668	1,605,556
Less: Waiver of CTA fee	-	(20,130)	(20,130)
Less: Expenses absorbed by Sponsor	-	(160,731)	(160,731)
Net Expenses	1,351,888	72,807	1,424,695
Net Investment Income (Loss)	(356,504)	(58,926)	(415,430)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	9,477,594	130,178	9,607,772

Change in Unrealized Gain (Loss) on
Investments and futures contracts	36,924,759	(908,697)	36,016,062
Net realized and unrealized gain (loss)	46,402,353	(778,519)	45,623,834
Net income (loss)	$46,045,849	$(837,445)	$45,208,404

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

(FORMERLY, ETF MANAGERS GROUP COMMODITY TRUST I)

Combined Statements of Operations

Six Months Ended December 31, 2022 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Investment Income
Interest	$204,840	$-	$204,840

Expenses
Sponsor fee	63,016	-	63,016
CTA fee	272,120	-	272,120
Audit fees	43,354	-	43,354
Tax preparation fees	107,179	-	107,179
Admin/accounting/custodian/transfer agent fees	33,274	-	33,274
Legal fees	22,686	-	22,686
Chief Compliance Officer fees	12,602	-	12,602
Principal Financial Officer fees	12,602	-	12,602
Regulatory reporting fees	12,602	-	12,602
Brokerage commissions	252,166	-	252,166
Distribution fees	7,918	-	7,918
NJ Filing fees	50,110	-	50,110
Insurance expense	7,562	-	7,562
Listing and calculation agent fees	4,639	-	4,639
Marketing expenses	18,149	-	18,149
Other expenses	7,562	-	7,562
Website support and marketing materials	5,294	-	5,294
Printing and Postage	7,385	-	7,385
Wholesale support fees	35,122	-	35,122
Interest expense	1,561	-	1,561
Total Expenses	976,903	-	976,903
Less: Waiver of CTA fee	(66,332)	-	(66,332)
Less: Expenses absorbed by Sponsor	-	-	-
Net Expenses	910,571	-	910,571
Net Investment Income (Loss)	(705,731)	-	(705,731)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	(31,400,798)	-	(31,400,798)

Change in Unrealized Gain (Loss) on
Investments and futures contracts	13,609,790	-	13,609,790
Net realized and unrealized gain (loss)	(17,791,008)	-	(17,791,008)
Net income (loss)	$(18,496,739)	$-	$(18,496,739)

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

(FORMERLY, ETF MANAGERS GROUP COMMODITY TRUST I)

Combined Statements of Changes in Net Assets

Three Months Ended December 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$66,419,210	$1,549,635	$67,968,845

Increase (decrease) in Net Assets from share transactions
Addition of 25,000 and 25,000 shares, respectively	145,145	392,110	537,255
Redemption of 6,850,000 and -0- shares, respectively	(50,163,369)	-	(50,163,369)
Net Increase (decrease) in Net Assets from share transactions	(50,018,224)	392,110	(49,626,114)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(192,543)	(19,083)	(211,626)
Net realized gain (loss)	27,728,859	96,553	27,825,412
Change in net unrealized gain (loss)	17,188,035	(12,008)	17,176,027

Net Increase (decrease) in Net Assets from operations	44,724,351	65,462	44,789,813

Net Assets at End of Period	$61,125,337	$2,007,207	$63,132,544

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

(FORMERLY, ETF MANAGERS GROUP COMMODITY TRUST I)

Combined Statements of Changes in Net Assets

Three Months Ended December 31, 2022 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$35,203,185	$-	$35,203,185

Increase (decrease) in Net Assets from share transactions
Addition of 1,475,000 shares	11,574,875	-	11,574,875
Redemption of 1,575,000 shares	(13,796,285)	-	(13,796,285)
Net Increase (decrease) in Net Assets from share transactions	(2,221,410)	-	(2,221,410)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(349,502)	-	(349,502)
Net realized gain (loss)	(2,935,993)	-	(2,935,993)
Change in net unrealized gain (loss)	7,140,215	-	7,140,215

Net Increase (decrease) in Net Assets from operations	3,854,720	-	3,854,720

Net Assets at End of Period	$36,836,495	$-	$36,836,495

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

(FORMERLY, ETF MANAGERS GROUP COMMODITY TRUST I)

Combined Statements of Changes in Net Assets

Six Months Ended December 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$61,193,899	$4,168,752	$65,362,651

Increase (decrease) in Net Assets from share transactions
Addition of 2,825,000 and 25,000 shares, respectively	13,708,463	392,110	14,100,573
Redemption of 8,650,000 and 100,000 shares, respectively	(59,822,874)	(1,716,210)	(61,539,084)
Net increase (decrease) in Net Assets from share transactions	(46,114,411)	(1,324,100)	(47,438,511)

Increase (decrease) in Net Assets from operations
Net investment gain (loss)	(356,504)	(58,926)	(415,430)
Net realized gain	9,477,594	130,178	9,607,772
Change in net unrealized gain (loss)	36,924,759	(908,697)	36,016,062

Net Increase (Decrease) in Net Assets from operations	46,045,849	(837,445)	45,208,404

Net Assets at End of Period	$61,125,337	$2,007,207	$63,132,544

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

(FORMERLY, ETF MANAGERS GROUP COMMODITY TRUST I)

Combined Statements of Changes in Net Assets

Six Months Ended December 31, 2022 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$46,487,168	$-	$46,487,168

Increase (decrease) in Net Assets from share transactions
Addition of 4,025,000 shares	35,223,901	-	35,223,901
Redemption of 2,825,000 shares	(26,377,835)	-	(26,377,835)
Net increase (decrease) in Net Assets from share transactions	8,846,066	-	8,846,066

Increase (decrease) in Net Assets from operations
Net investment gain (loss)	(705,731)	-	(705,731)
Net realized loss	(31,400,798)	-	(31,400,798)
Change in net unrealized gain (loss)	13,609,790	-	13,609,790

Net Increase (Decrease) in Net Assets from operations	(18,496,739)	-	(18,496,739)

Net Assets at End of Period	$36,836,495	$-	$36,836,495

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

(FORMERLY, ETF MANAGERS GROUP COMMODITY TRUST I)

Combined Statements of Cash Flows

Six Months Ended December 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$46,045,849	$(837,445)	$45,208,404
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(9,477,594)	(130,178)	(9,607,772)
Change in net unrealized loss (gain) on investments	(36,924,759)	908,697	(36,016,062)
Change in operating assets and liabilities:			-
Sale (Purchase) of investments, net	74,289,664	(900,300)	73,389,364
Decrease (Increase) in interest receivable	78,457	(686)	77,771
Decrease (Increase) in receivable on open futures contracts	(23,286,315)	825,287	(22,461,028)
Increase (Decrease) in due to Sponsor	17,319	(2,672)	14,647
Increase (Decrease) in payable on open futures contracts	(13,669,745)	83,410	(13,586,335)
Increase (decrease) in other accrued expenses	43,771	(1,248)	42,523
Net cash provided by (used in) operating activities	37,116,647	(55,135)	37,061,512
Cash flows from financing activities			-
Proceeds from sale of shares	13,708,463	392,110	14,100,573
Paid on redemption of shares	(59,822,874)	(1,716,210)	(61,539,084)
Net cash provided by financing activities	(46,114,411)	(1,324,100)	(47,438,511)
Net increase (decrease) in cash and restricted cash	(8,997,764)	(1,379,235)	(10,376,999)
Cash and restricted cash, beginning of period	35,323,736	2,879,954	38,203,690
Cash and restricted cash, end of period	$26,325,972	$1,500,719	$27,826,691

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	26,325,972	1,500,719	27,826,691
Total cash and restricted cash as shown on the statement of cash flows	$26,325,972	$1,500,719	$27,826,691

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

(FORMERLY, ETF MANAGERS GROUP COMMODITY TRUST I)

Combined Statements of Cash Flows

Six Months Ended December 31, 2022 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$(18,496,739)	$-	$(18,496,739)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	31,400,798	-	31,400,798
Change in net unrealized loss (gain) on investments	(13,609,790)	-	(13,609,790)
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	(5,645,080)	-	(5,645,080)
Decrease in receivable for fund shares sold	1,684,835	-	1,684,835
Increase in receivable on open futures contracts	(4,344,615)	-	(4,344,615)
Increase in interest receivable	(12,167)	-	(12,167)
Decrease in due to Sponsor	(240,932)	-	(240,932)
Decrease in payable on open futures contracts	(9,265,175)	-	(9,265,175)
Increase in other accrued expenses	42,790	-	42,790
Net cash provided by (used in) operating activities	(18,486,075)	-	(18,486,075)
Cash flows from financing activities
Proceeds from sale of shares	35,223,901	-	35,223,901
Paid on redemption of shares	(26,377,835)	-	(26,377,835)
Net cash provided by financing activities	8,846,066	-	8,846,066
Net increase (decrease) in cash and restricted cash	(9,640,009)	-	(9,640,009)
Cash and restricted cash, beginning of period	37,188,477	-	37,188,477
Cash and restricted cash, end of period	$27,548,468	$-	$27,548,468

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	27,548,468	-	27,548,468
Total cash and restricted cash as shown on the statement of cash flows	$27,548,468	$-	$27,548,468

See accompanying notes to unaudited interim combined financial statements.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(1) Organization

Amplify Commodity Trust (formerly, ETF Managers Group Commodity Trust I) (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. Effective after the close of trading on February 14, 2024, ETF Managers Capital LLC, as the prior sponsor and commodity pool operator (the “Former Sponsor”) of the Trust, entered into an agreement (the “Transfer Agreement”) to resign as Sponsor to the Trust and transfer its role as the Trust’s sponsor to Amplify Investments LLC (“the Sponsor.”) Under the terms of the Transfer Agreement, the Former Sponsor no longer has any involvement in the operations, management or marketing of the Fund. In connection with this change of Sponsor, Trust changed its name from the ETF Managers Group Commodity Trust I to the Amplify Commodity Trust. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently consists of two separate series. BREAKWAVE DRY BULK SHIPPING ETF (“BDRY”), is the first series of the Trust and is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The second series of the Trust, BREAKWAVE TANKER SHIPPING ETF (“BWET”), each a “Fund” and together with BDRY, the “Funds”), is also a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The Funds are managed and controlled by ETF Managers Capital LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Trading Association (“NFA”). Breakwave Advisors, LLC (“Breakwave”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as the Funds commodity trading advisor.

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

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(1) Organization - Continued

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

When establishing positions in Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BDRY’s Futures Commissions Merchant (“FCM”), Marex Financial Ltd. (formerly ED&F Man Capital Markets, Inc.) On a daily basis, BDRY is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with the FCM may be held at BDRY’s custodian or remain with the FCM in cash or cash equivalents, as discussed below.

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

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(1) Organization - Continued

The value of the TD3C Index and the TD20 Index is disseminated at 4:00 p.m. London Time by the Baltic Exchange. Such Reference Index information also is widely disseminated by Reuters, Bloomberg and/or other major market data vendors.

The Fund seeks to achieve its investment objective by investing substantially all of its assets in the Freight Futures currently constituting the BWET Benchmark Portfolio. The BWET Benchmark Portfolio includes a combination of TD3C and TD20 Freight Futures. More specifically, the Benchmark Portfolio includes90% exposure in TD3C Freight Futures contracts and 10% exposure in TD20 Freight Futures contracts to maturity and settles them in cash. At any given time, the average maturity of the futures held by the Fund will be approximately 50 to 70 days.

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

When establishing positions in Freight Futures, BWET will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BWET’s FCM, Marex Financial Ltd. On a daily basis, BWET is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with the FCM maybe held at BWET’s custodian or remain with the FCM in cash or cash equivalents, as discussed below.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying combined interim financial statements of the Funds have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Each Fund qualifies as an investment company for financial reporting purposes under Topic 946 of the Accounting Standard Codification of U.S. GAAP.

The accompanying combined interim financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. These interim financial statements should be read in conjunction with the Fund’s annual report on Form 10-K for the year ended June 30, 2023, BDRY’s prospectus dated March 24, 2023 (the “BDRY Prospectus,”), and BWET’s prospectus dated April 28, 2023 (the “BWET” Prospectus”). Interim period results are not necessarily indicative of results for a full-year period.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

(b) Use of Estimates

The preparation of the combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and accompanying notes. Actual results could differ from those estimates. There were no significant estimates used in the preparation of the combined financial statements/

(c) Cash

Cash, when shown in the Combined Statements of Assets and Liabilities, represents non-segregated cash with the custodian and does not include short-term investments.

(d) Cash Held by Broker

Breakwave is registered as a “commodity trading advisor” and acts as such for the Funds. The Funds’ arrangement with its FCM requires the Funds to meet their variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Funds by keeping cash on deposit with the Commodity Broker (as defined below). These amounts are shown as segregated cash held by broker in the Combined Statements of Assets and Liabilities. Each Fund deposits cash or United States Treasury Obligations, as applicable, with the FCM subject to the CFTC regulations and various exchange and broker requirements. The combination of each Fund’s deposits with the FCM of cash and United States Treasury Obligations, as applicable, and the unrealized gain or loss on open futures contracts (variation margin) represents each Fund’s overall equity in its brokerage trading account. The Funds use their cash held by the FCM to satisfy individual variation margin requirements. The Funds earn interest on their cash deposited with the FCM and interest income is recorded on the accrual basis.

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three and six months ended December 31, 2023 and 2022 was at 4:00 p.m. Eastern Time on December 29, 2023 and December 30, 2022, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three and six months ended December 31, 2023 and December 31, 2022.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at December 29, 2023 and December 30, 2022.

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

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

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

The following tables summarize BDRY’s valuation of investments at December 31, 2023 and at June 30, 2023 using the fair value hierarchy:

	December 31, 2023 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$11,704,549	a	$23,286,315	b	$34,990,864

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.
b	–	Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2023 (audited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$39,591,860	a	$(13,669,745)	b	$25,922,115

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.
b	–	Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the six months ended December 31, 2023 and the year ended June 30, 2023, BDRY recognized no transfers from Level 1, Level 2 or Level 3.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

(g) Financial Instruments and Fair Value - Continued

The following tables summarize BWET’s valuation of investments at December 31, 2023 and at June 30, 2023 using the fair value hierarchy:

	December 31, 2023 (unaudited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$596,829	a	$(83,410)	b	$513,419

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.
b	–	Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities

	June 30, 2023 (audited)
	Short-Term Investments		Futures Contracts		Total
Level I – Quoted Prices	$475,048	a	$825,287	b	$1,300,335

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.
b	–	Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the six months ended December 31, 2023 and the year ended June 30, 2023, BWET recognized no transfers from Level 1, Level 2 or Level 3.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

h) Investment Transactions and Related Income

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at December 31, 2023 and June 30, 2023. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(3) Investments

(a) Short -Term Investments

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

All open derivative positions at December 31, 2023 and at June 30, 2023, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of December 31, 2023

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Dry Bulk Index Rates Market Risk	Receivable on open futures contracts	$23,286,315	*	—	—

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2023

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value
Dry Bulk Index Rates Market Risk		-	Payable on open futures contracts	$13,669,745	*

*	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$27,728,859	$17,188,035

The futures contracts open at December 31, 2023 are indicative of the activity for the three months ended December 31, 2023.

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

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$9,477,594	$36,924,759

The futures contracts open at December 31, 2023 are indicative of the activity for the six months ended December 31, 2023.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2022

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(31,400,798)	$13,609,790

The futures contracts open at December 31, 2022 are indicative of the activity for the six months ended December 31, 2022.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of December 31, 2023

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value
Crude Oil Tanker Index Rates Market Risk		-	Payable on open futures contracts	$83,410	*

*	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2023

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value
Crude Oil Tanker Index Rates Market Risk	Receivable on open futures contracts	$825,287		-

*	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$96,553	$(12,008)

The futures contracts open at December 31, 2023 are indicative of the activity for the three months ended December 31, 2023.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$130,178	$(908,697)

The futures contracts open at December 31, 2023 are indicative of the activity for the six months ended December 31, 2023.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(4) Agreements

(a) Management Fee

Each Fund pays the Sponsor a sponsor fee (the “Sponsor Fee”) in consideration of the Sponsor’s advisory services to the Funds. Additionally, each Fund pays the commodity trading advisor a license and service fee (the “CTA fee”).

BDRY pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $125,000. BDRY also pays an annual fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BDRY such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BDRY’s average daily net assets through March 31, 2025 (the “BDRY Expense Cap,”). The assumption of expenses by the Sponsor and waiver of BDRY’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $-0- and $38,707, for the three months ended December 31, 2023 and 2022, respectively, and $-0- and $66,332 for the six months ended December 31, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. Effective September 1, 2022 Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At September 30, 2023, BDRY is not subject to potential future repayments to Breakwave.

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

The waiver of BWET’s CTA fees, pursuant to the undertaking, amounted to $7,347 for the three months ended December 31, 2023 and $20,130 for the six months ended December 31, 2023 as disclosed in the Combined Statements of Operations. Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At December 31, 2023, BWET is subject to potential future repayments of $27,704 to Breakwave. The potential future repayments expire during the years ending June 30, 2026 and 2027 in the amounts of $7,574 and $20,130, respectively.

The Funds currently accrue their daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of BDRY, aggregated $-0- and $-0- for the three months ended December 31, 2023 and 2022, respectively, and $-0- and $-0- for the six months ended December 31, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations.

In the case of BWET, expenses absorbed by the Sponsor aggregated $74,622 and $160,731, respectively for the three and six months ended December 31, 2023, respectively, as disclosed in the Combined Statements of Operations.

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

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(4) Agreements - Continued

(b) The Administrator, Custodian, Fund Accountant and Transfer Agent - Continued

Each Fund has agreed to pay U.S. Bank 0.05% of average assets under management (AUM), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $16,576 and $16,637 for the three months ended December 31, 2023 and 2022, respectively, and $33,173 and $33,274 for the six months ended December 31, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BWET paid U.S. Bank $15,020 and $30,056 for the three and six months ended December 31, 2023, respectively, as disclosed in the Combined Statements of Operations.

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

Effective August 14, 2023, the Sponsor entered into a Marketing Agent Agreement (the “Marketing Agreement”) on behalf of the Trust and the Funds with Foreside Fund Services, LLC (“Foreside”), pursuant to which Foreside provides certain marketing services to the Funds. Each Fund pays an annual fee for such distribution services and related administrative services, with a minimum of approximately $7,150 payable annually. Pursuant to the Marketing Agent Agreement between the Sponsor, the Funds and Foreside, Foreside assists the Sponsor and the Funds with certain functions and duties relating to distribution and marketing services to the Funds, including reviewing and approving marketing materials and certain regulatory compliance matters. Foreside also assists with the processing of creation and redemption orders. Foreside’s principal business office is located in Portland, ME.

BDRY incurred $3,944 and $3,959 in distribution and related administrative services for the three months ended December 31, 2023 and 2022, respectively, and $7,893 and $7,918 for the six months ended December 31. 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $3,927 and $7,874 in distribution and related administrative services for the three months and six months ended December 31, 2023, respectively, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BWET pays the Sponsor an annual fee for wholesale support services of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly.

BDRY incurred $24,094 and $17,422 in wholesale support fees for the three months ended December 31, 2023 and 2022, respectively, and $50,112 and $35,122 for the six months ended December 31, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $4,528 and $9,622 in wholesale support fees for the three and six months ended December 31, respectively, as disclosed in the Combined Statements of Operations.

(d) The Commodity Broker

Marex Financial Ltd., registered in England, serves as each Fund’s clearing broker (the “Commodity Broker”). In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative services for the Funds.

The Funds pay respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% for BDRY and 1.35% for BWET (excluding the impact on each Fund of creation and/or redemption activity) of the net asset value of BDRY and BWET, respectively, for execution and clearing services on behalf of the Funds, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $164,318 and $142,544 in brokerage commissions and fees for the three months ended December 31, 2023 and 2022, respectively, and $356,616 and $252,166 for the six months ended December 31, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $8,823 and $24,327 in brokerage commissions and fees for the three and six months ended June 30, 2023, respectively, as disclosed in the Combined Statement of Operations.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(4) Agreements - Continued

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Funds. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $628 and $1,260 in trustee fees for the three months ended December 31, 2023 and 2022, respectively, and $1,256 and $2,520 for the six months ended December 31, 2023 and 2022, respectively, which is included in Other Expenses in the Combined Statements of Operations. BWET incurred $628 and $1,256 in trustee fees for the three and six months ended December 31, 2023, respectively as disclosed in the Combined Statement of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, if any, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $650,217 and $505,629 for the three months ended December 31, 2023 and 2022, respectively, and $1,351,888 and $976,903 for the six months ended December 31, 2023 and 2022, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $-0- and $38,707 for the three months ended December 31, 2023 and 2022, respectively, and $-0- and $66,332 for the six months ended December 31, 2023 and 2022, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $-0- for the three months ended December 31, 2023 and 2022, respectively, and $-0- and $-0- for the six months ended December 31, 2023 and 2022, respectively.

The Sponsor, in accordance with the BWET Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BWET by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BWET in excess of 3.50% (excluding brokerage commissions and interest expense) of BWET’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BWET incurred $108,527 and $253,668 for the three and six months ended December 31, 2023, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BWET by Breakwave was $7,347 and $20,130 for the three months and six months ended December 31, 2023, respectively.

In addition, the assumption of Fund expenses above the BWET Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $74,622 and 160,731 for the three and six months ended December 31, 2023, respectively.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(4) Agreements - Continued

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

(h) Extraordinary Fees and Expenses

The Funds will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended December 3’, 2023 and 2022, respectively, BDRY did not incur such expenses. For the three and six months ended December 31, 2023, respectively, BWET did not incur such expenses.

(5) Creations and Redemptions

Each Fund issues and redeems Shares from time to time, but only in one or more Creation Baskets. A Creation Basket is a block of 25,000 Shares of the particular Fund. Baskets may be created or redeemed only by Authorized Participants.

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

b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2023
	Shares	Net Assets Decrease
Shares Sold	25,000	$145,145
Shares Redeemed	(6,850,000)	(50,163,369)
Net Decrease	(6,825,000)	$(50,018,224)

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2022
	Shares	Net Assets Decrease
Shares Sold	1,475,000	$11,574,875
Shares Redeemed	(1,575,000)	(13,796,285)
Net Decrease	(100,000)	$(2,221,410)

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(5) Creations and Redemptions - Continued

b) Share Transactions - Continued

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Six Months Ended December 31, 2023
	Shares	Net Assets Decrease
Shares Sold	2,825,000	$13,708,463
Shares Redeemed	(8,650,000)	(59,822,874)
Net Decrease	(5,825,000)	$(46,114,411)

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Six Months Ended December 31, 2022
	Shares	Net Assets Increase
Shares Sold	4,025,000	$35,223,901
Shares Redeemed	(2,825,000)	(26,377,835)
Net Increase	1,200,000	$8,846,066

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2023
	Shares	Net Assets Increase
Shares Sold	25,000	$392,110
Shares Redeemed	-	-
Net Increase	25,000	$392,110

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Six Months Ended December 31, 2023
	Shares	Net Assets Decrease
Shares Sold	25,000	$392,110
Shares Redeemed	(100,000)	(1,716,210)
Net Decrease	(75,000)	$(1,324,100)

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(6) Risk

(a) Investment Related Risk

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

Most recently, Hamas attacked Israel, with Israel then declaring war on Hamas in the Gaza Strip. This conflict has stoked fears of oil supply instability in the Middle East and globally. While not having an immediate impact on global oil production or tanker trade patterns, escalation or expansion of hostilities, interventions by other groups or nations, the imposition of economic sanctions on any of the oil producing nations, disruption of shipping transit in the Straits of Hormuz or other significant trade routes, or similar outcomes could lead to oil supply instability. The conflict is ongoing and, should it escalate and expand toother oil producing nations in the region, it may have a profound negative impact on oil prices and, as a result, the supply and demand for freight that could have a negative impact on spot freight rates for dry bulk and liquid freight and on Freight Futures.

In addition, The People’s Republic of China (“China”) accounts for a sizable part of oil demand, and changes in the economic and political environment in China and policies adopted by the government to regulate its economy may have a material adverse effect on tanker charter rates and as a result, Freight Futures.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(6) Risk - Continued

(b) Liquidity Risk

In certain circumstances, such as the disruption of the orderly markets for the futures contracts or Financial Instruments in which the Fund invest, the Funds might not be able to dispose of certain holdings quickly or at prices that represent what the market value may have been in an orderly market. Futures and option positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption can also make it difficult to liquidate a position. The large size of the positions that the Funds may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so. Such a situation may prevent the Funds from limiting losses, realizing gains or achieving a high correlation with the applicable Benchmark Portfolio.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of December 31, 2023, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three and six months ended December 31, 2023 and December 31, 2022, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

December 31, 2023 (unaudited)

(10) Net Asset Value and Financial Highlights - Continued

	BREAKWAVE DRY BULK		BREAKWAVE TANKER
	SHIPPING ETF		SHIPPING ETF
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2023	2022	2023	2022

Net Asset Value
Net asset value per Share, beginning of period	$5.50	$8.75	$15.48	$-
Net investment income (loss)	(0.02)	(0.08)	(0.16)	-
Net realized and unrealized gain (loss)	6.16	0.71	0.72	-
Net Income (Loss)	6.14	0.63	0.56	-
Net Asset Value per Share, end of period	$11.64	$9.38	$16.04	$-
Market Value per Share, end of period	$11.56	$9.19	$16.15	$-
Ratios to Average Net Assets*
Expense Ratio***	4.38%	5.04%	5.24%	0.00%
Expense Ratio*** before Waiver/Assumption	4.38%	5.46%	21.42%	0.00%
Net Investment Income (Loss)	(1.30)%	(3.77)%	(3.77)%	0.00%
Total Return, at Net Asset Value**	111.64%	7.20%	3.62%	0.00%
Total Return, at Market Value**	110.56%	1.66%	2.41%	0.00%

*	Percentages are annualized
**	Percentages are not annualized
***	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any.

	BREAKWAVE DRY BULK		BREAKWAVE TANKER
	SHIPPING ETF		SHIPPING ETF
	For the Six Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022

Net Asset Value
Net asset value per Share, beginning of period	$5.53	$17.06	$20.83	$-
Net investment income (loss)	(0.03)	(0.18)	(0.37)	-
Net realized and unrealized gain (loss)	6.14	(7.50)	(4.42)	-
Net Income (Loss)	6.11	(7.68)	(4.79)	-
Net Asset Value per Share, end of period	$11.64	$9.38	$16.04	$-
Market Value per Share, end of period	$11.56	$9.19	$16.16	$-
Ratios to Average Net Assets*
Expense Ratio***	4.32%	4.85%	5.24%	0.00%
Expense Ratio*** before Waiver/Assumption	4.32%	5.21%	18.27%	0.00%
Net Investment Income (Loss)	(1.14)%	(3.76)%	(4.24)%	0.00%
Total Return, at Net Asset Value**	110.49%	(45.02)%	(23.00)%	0.00%
Total Return, at Market Value**	108.29%	(46.48)%	(22.65)%	0.00%

*	Percentages are annualized
**	Percentages are not annualized
***	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any.

(11) Subsequent Events

The Trust and Breakwave Dry Bulk Shipping ETF (“BDRY”) and Breakwave Tanker Shipping ETF (“BWET,” and together with BDRY, each a “Fund” and collectively, the “Funds”) are managed and controlled by the Sponsor, (Amplify Investments LLC). Effective after the close of trading on February 14, 2024, the Former Sponsor, ETF Managers Capital LLC, entered into a Transfer Agreement to resign as Sponsor to the Trust and transfer its role as the Trust’s sponsor to the Sponsor. Under the terms of the Transfer Agreement, the Former Sponsor no longer has any involvement in the operations, management or marketing of the Fund. Breakwave Advisors LLC (“Breakwave”) continues to serve as the Fund’s commodity trading advisor. The Sponsor, Former Sponsor, Breakwave and the Trust do not believe that the change of Trust sponsor will have any impact on a shareholder’s investment in the Fund.

In preparing these interim financial statements, the Fund has evaluated events and transactions for potential recognition or disclosure through the date the interim financial statements were issued. This evaluation did not result in any other subsequent events that necessitated disclosures and/or adjustments to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Any forward-looking statements of Amplify Commodity Trust (the “Trust”) are not guarantees of future results and conditions, and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, Amplify Investments LLC undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview

The Trust is a Delaware statutory trust formed on July 23, 2014. Prior to February 15, 2024, the Trust was named ETF Managers Group Commodity Trust I. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently includes two separate series: BDRY and BWET. Each Fund is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca.

The Funds are each managed and controlled by Amplify Investments LLC (the “Sponsor” or “Amplify”), a single member limited liability company that was formed in the state of Delaware on October 2, 2014. The Funds pay the Sponsor a management fee. The Sponsor, the Trust, and the Funds maintain their main business offices at 3333 Warrenville Road, Suite 350, Lisle, IL 60532. The Sponsor’s telephone number is (855) 267-3837.

The Sponsor is a wholly-owned subsidiary of Amplify Holding Company LLC, a limited liability company domiciled and headquartered in Illinois.

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

Effective after the closing of trading on February 14, 2024, ETF Managers Capital, LLC, the prior sponsor of the Trust, resigned from its position as sponsor of the Trust. Concurrently, Amplify was appointed as successor sponsor to the Trust. Effective February 15, 2024, the Funds are managed and controlled by Amplify in its capacity as sponsor for the Trust.

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

The BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Dry Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 6TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of December 31, 2023 include:

Name	Ticker	Market Value USD
Baltic Capesize Time Charter - Jan 24	BFFATC F24 Index	$14,275,800
Baltic Capesize Time Charter - Feb 24	BFFATC G24 Index	8,862,600
Baltic Capesize Time Charter - Mar 24	BFFATC H24 Index	9,462,600
Baltic Exchange Panamax T/C Average Shipping Route Index - Jan 24	BFFAP F24 Index	7,868,840
Baltic Exchange Panamax T/C Average Shipping Route Index - Feb 24	BFFAP G24 Index	7,378,500
Baltic Exchange Panamax T/C Average Shipping Route Index - Mar 24	BFFAP H24 Index	7,812,500
Baltic Exchange Supramax T/C Average Shipping Route Index – Jan 24	S58FM F24 Index	1,890,460
Baltic Exchange Supramax T/C Average Shipping Route Index – Feb 24	S58FM G24 Index	1,791,790
Baltic Exchange Supramax T/C Average Shipping Route Index – Mar 24	S58FM H24 Index	1,909,440

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

●	TD3C: the TD3C Index; and

●	TD20: the TD20 Index.

The Oil Freight Futures currently constituting the BWET Benchmark Portfolio as of December 31, 2023 include:

Name	Ticker	Market Value USD
Baltic TD3C Time Charter – Jan 24	BFFA3D F24 Index	$622,300
Baltic TD3C Time Charter - Feb 24	BFFA3D G24 Index	618,723
Baltic TD3C Time Charter - Mar 24	BFFA3D H24 Index	616,567
Baltic TD20 Time Charter – Jan 24	BFFD20 F24 Index	97,000
Baltic TD20 Time Charter – Feb 24	BFFD20 G24 Index	180,000

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

The Sponsor

Amplify Investments LLC is the sponsor of the Trust and the Funds. The Sponsor is a Delaware limited liability company, formed on October 2, 2014. The principal office is located at 3333 Warrenville Road, Suite 350, Lisle, IL 60532. The Sponsor registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) on October 3, 2023, and became a member of the National Futures Association (“NFA”) on October 25, 2023. The Trust and the Funds operate pursuant to the Trust Agreement. The Sponsor is a wholly-owned subsidiary of Amplify Holding Company LLC, a limited liability company domiciled and headquartered in Illinois.

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

Breakwave Dry Bulk Shipping ETF

During the three months ended December 31, 2023, dry bulk freight rates were volatile, with the Baltic Dry Index, an index that tracks global spot rates for dry bulk shipping, ending the quarter up by almost 23% after almost doubling in price in early December before declining towards the end of the month. The broader shipping sector has seen significant disruptions due to reduced sailing through the world’s two most important waterways, namely the Panama Canal and the Suez Canal. The ongoing draught in the Panama Canal has reduced transits, leading to less available ships for chartering in the Atlantic region. In addition, the recent attacks on commercial vessels in the Red Sea has led to a large number of vessels diverting away from the region and sailing around Africa’s Cape of Good Hope, in the process increasing sailing distances and reducing the effective supply of vessels. Dry bulk shipping has been affected by those factors, and combined with the impact of seasonality, led to a volatile period for spot freight rates. At the end of the quarter and following the increase in volatility for spot rates, expectations were for the next quarter to be relatively strong, even though historically the quarter ending March 31 tends to be the weakest period of any given year.

During the three months ended December 31, 2023, Capesize freight futures volatility experienced a significant increase reflecting higher uncertainty in the physical freight market as a result of geopolitical developments. Although the first two months of the quarter were relatively stable in terms of volatility, the late quarter rally in freight rates led to an increase in the Capesize freight futures, as well as expectations for the quarter ended March 31, 2024 for all vessel classes. Towards the end of the three months ended December 31, 2023, expectations for the historically weak quarter ending March 31, 2024 were revised sharply higher, leading to a strong performance for freight futures in the first quarter of 2024. BDRY closely tracked the performance of short-term dry bulk freight futures and ended the quarter up about 101%.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended December 31, 2023.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended December 31, 2023 and 2022, and the six months ended December 31, 2023 and 2022. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

Fund Share Price Performance

During the three months ended December 31, 2023, the NYSE Arca market value of each Share increased (+110.56%) from $5.49 per Share, representing the closing price on September 30, 2023, to $11.56 per Share, representing the closing price on December 29, 2023. The Share price high and low for the three months ended December 31, 2023 and related change from the closing Share price on September 30, 2023 were as follows: Shares traded from a high of $11.78 per share (+114.57%) on December 29, 2023 to a low of $4.79 per share (-12.75%) on November 1, 2023.

Fund Share Net Asset Performance

For the three months ended December 31, 2023, the net asset value of each Share increased (+111.64%) from $5.50 per Share to $11.64 per Share. Gains in the investments and futures contracts more than offset the net investment loss resulting in the overall increase in the NAV per Share during the three months ended December 31, 2023.

Net income for the three months ended December 31, 2023, was $44,724,351, resulting from net realized gains on investments and futures contracts of $27,728,859, unrealized gains on futures contracts of $17,188,035 and the net investment loss of $192,543.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

Fund Share Price Performance

During the three months ended December 31, 2022, the NYSE Arca market value of each Share increased (+1.66%) from $9.04 per Share, representing the closing trade on September 30, 2022, to $9.19 per Share, representing the closing price on December 30, 2022. The Share price high and low for the three months ended December 31, 2021 and related change from the closing Share price on September 30, 2022 were as follows: Shares traded from a high of $10.40 per Share (+15.04%) on October 4, 2022 to a low of $6.82 per Share (-24.56%) on November 22, 2022.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023

Fund Share Price Performance

During the six months ended December 31, 2023, the NYSE Arca market value of each Share increased (+108.29%) from $5.55 per Share, representing the closing trade on June 30, 2023, to $11.56 per Share, representing the closing price on December 29, 2023. The Share price high and low for the six months ended December 31, 2023 and related change from the closing Share price on June 30, 2023 were as follows: Shares traded from a high of $11.78 per Share (+112.25%) on December 29, 2023 to a low of $4.48 per Share (-19.28%) on July 5, 2023.

Fund Share Net Asset Performance

For the six months ended December 31, 2023, the net asset value of each Share increased (+110.49%) from $5.53 per Share to $11.64 per Share. Gains in the futures contracts more than offset the net investment loss, resulting in the overall increase in the NAV per Share during the six months ended December 31, 2023.

Net income for the six months ended December 31, 2023, was $46,045,849, resulting from net realized gains on investments and futures contracts of $9,477,594, unrealized gains on futures contracts of $36,924,759 and the net investment loss of $356,504.

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

Breakwave Tanker Shipping ETF

During the three months ended December 31, 2023, freight rates remained in a tight range, with the benchmark VLCC TD3C rate (Middle East to China freight rate as measured in USD per ton) strengthening in the month of October, before stabilizing for the rest of the period, which left the index up approximately 10%. Expectations for a seasonally strong quarter did not materialize, as the recent oil production cuts by OPEC+ weighed on crude oil export volumes and thus on demand for crude oil transportation. Towards the end of the period, attacks on commercial ships transiting the Red Sea added to uncertainty and forced a large number of vessels to divert away from the Red Sea passage, and as a result the Suez Canal, and sail around Africa’s Cape of Good Hope, increasing sailing distances and thus reducing the global fleet’s effective supply. However, for the core VLCC segment that mainly trades away from the Red Sea region, the impact has so far been minimal. Global economic growth forecasts point to relatively tepid economic growth for 2024 and thus oil demand growth might remain relatively weak versus trend, potentially negatively impacting the crude tanker market.

During the three months ended December 31, 2023, tanker freight futures traded in a tight range, mostly following developments in the physical market. The shape of the futures curve remained relatively flat towards the end of the quarter, as positive expectations affecting the broader shipping sector, especially as it relates to the disruption in the Red Sea region, were offset by the negative impact of continuing lower crude oil volumes because of the recent OPEC+ crude oil production cuts. BWET closely tracked short-dated freight futures for VLCCs (TD3C) and ended the quarter relatively flat.

 NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the three months ended December 31, 2023.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the six months ended December 31, 2023.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compares the return of BWET with the benchmark portfolio returns for the three and six months ended December 31, 2023. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. Differences in the benchmark return and the BWET net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED DECMBER 31, 2023

Fund Share Price Performance

During the three months ended December 31, 2023, the NYSE Arca market value of each Share increased (+2.41%) from $15.77 per Share, representing the closing price on September 30, 2023, 2023, to $16.15 per Share, representing the closing price on December 29, 2023. The Share price high and low for the three months ended December 31, 2023 and related change from the closing Share price on September 30, 2023 were as follows: Shares traded from a high of $18.47 per Share (+17.12%) on October 30, 2023 to a low of $13.58 per Share (-13.89%) on October 6, 2023.

Fund Share Net Asset Performance

For the three months ended December 31, 2023, the net asset value of each Share increased (+3.62%) from $15.48 per Share to $16.04 per Share. Gains in the investments and futures contracts more than offset the net investment loss resulting in the overall increase in the NAV per Share during the three months ended December 31, 2023.

Net income for the three months ended December 31, 2023, was $65,462, resulting from net realized gains on investments and futures contracts of $96,553, net unrealized losses on investments and futures contracts of $12,008, and the net investment loss of $19,083.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023

Fund Share Price Performance

During the six months ended December 31, 2023, the NYSE Arca market value of each Share decreased (-22.65%) from $20.88 per Share, representing the closing price on June 30, 2023, to $16.15 per Share, representing the closing price on December 29, 2023. The Share price high and low for the six months ended December 31, 2023 and related change from the closing Share price on June 30, 2023 were as follows: Shares traded from a high of $20.64 per Share (-1.15%) on July 28, 2023 to a low of $13.58 per Share (-34.96%) on October 6, 2023.

Fund Share Net Asset Performance

For the six months ended December 31, 2023, the net asset value of each Share decreased (-23.00%) from $20.83 per Share to $16.04 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the six months ended December 31, 2023.

Net loss for the six months ended December 31, 2023, was $837,445, resulting from net realized gains on investments and futures contracts of $130,178, net unrealized losses on investments and futures contracts of $908,697, and the net investment loss of $58,926.

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and its investments in collateralizing Treasury Securities, if any. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Funds are paid to the Funds. BDRY earned $457,674 and $117,420, respectively, in interest income during the three months ended December 31, 2023 and 2022 and $995,384 and $204,840, respectively, in interest income during the six months December 31, 2023. BWET earned $7,475 and $13,881, respectively, in interest income during the three and six months ended December 31, 2023.

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

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner

Regulatory Environment

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

Off Balance Sheet Financing

As of December 31, 2023, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through through December 31, 2024. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $-0- for the three months ended December 31, 2023 and 2022, respectively, and $-0- and $-0- for the six months ended December 31, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $-0= and $38,707 for the three months ended December 31, 2023 and 2022, respectively, and $-0- and $66,332 for the six months ended December 31, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses, prior to the assumption and waiver of expenses, amounted to $650,217 and $505,629 for the three months ended December 31, 2023 and 2022, respectively, and $1,351,888 and $976,903, for the six months ended December 31, 2023 and 2022, respectively, as disclosed in the Combined Statements of Operations.

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BWET so that BWET’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BWET’s average daily net assets (the “BWET Expense Cap”). The assumption of expenses and waiver of BWET’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through December 31, 2024. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BWET could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BWET, pursuant to the BWET Expense Cap, amounted to $74,622 and $160,731 for the three and six months ended December 31, 2023, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $7,347 and $20,130 for the three and six months ended December 31, 2023, respectively, as disclosed in the Combined Statements of Operations. BWET currently accrues its daily expenses based upon established individual expense category amounts or the BWET Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BWET’s total expenses, prior to the assumption and waiver of expenses, amounted to $108,527 and $253,668 for the three and six months ended December 31, 2023, respectively, as disclosed in the Combined Statements of Operations.

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

(b)

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On December 31, 2023, 5,250,040 shares of the Fund were outstanding for a market capitalization of $60,690,462. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering an indeterminate amount of common units of beneficial interest, or “Shares,” of the Breakwave Tanker Shipping ETF (File No. 333-266945) was declared effective on April 28, 2023. On December 31, 2023, 125,100 Shares of the Fund were outstanding for a market capitalization of $2,020,365. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed two hundred seventy four (274) baskets (each comprising 25,000 shares) during the three months ended December 31, 2023 at an average price per share of $7.32. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended December 31, 2023:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
October 2023	2,050,000	$5.62
November 2023	2,250,000	6.75
December 2023	2,550,000	9.20
Total	6,850,000	$7.32

BWET does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BWET redeemed no (-0-) baskets (each comprising 25,000 shares) during the three months ended December 31, 2023. The following table provides information about BWET’s redemptions by Authorized Participants during the three months ended December 31, 2023:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
October 2023	-	$-
November 2023	-	-
December 2023	-	-
Total	-	$-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	Not Applicable.

(c)	None of the Sponsor’s officers have adopted, modified or terminated plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Funds for the three months ended December 31, 2023.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Commodity Trust (Registrant)

By:	Amplify Investments LLC
its Sponsor

By:	/s/ Christian Magoon
	Name:	Christian Magoon
	Title:	Principal Executive Officer

By:	/s/ Bradley H. Bailey
	Name:	Bradley H. Bailey
	Title:	Principal Financial Officer

Date: February 20, 2024