Form 10-Q
period 2024-03-31
Amplify Commodity Trust
filed 2024-05-21
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2024.

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

Securities Registered Pursuant to Section 12(b) of the Act:

The registrant had 4,075,040 outstanding shares as of May 1, 2024. (BDRY)

The registrant had 175,100 outstanding shares as of May 1, 2024. (BWET)

AMPLIFY COMMODITY TRUST

i

Part I.

INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Item 1. Interim Financial Statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Assets and Liabilities

March 31, 2024 (Unaudited)

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING	TANKER SHIPPING
	ETF	ETF	COMBINED
Assets
Investment in securities, at fair value (cost $13,705,154 and $395,389, respectively)	$13,705,154	$395,389	$14,100,543
Segregated cash held by broker	47,639,662	2,914,374	50,543,068
Receivable on open futures contracts	869,225	-	874,709
Interest receivable	45,615	3,351	48,966
Receivable for capital shares sold	673,250	-	673,250
Total assets	62,932,906	3,313,114	66,240,536
Liabilities
Due to Sponsor	289,169	35,806	324,975
Payable on open futures contracts	-	5,484	-
Other accrued expenses	29,556	6,600	36,156
Payable for fund shares redeemed	349,793	-	349,793
Total liabilities	668,518	47,890	710,924

Net Assets	$62,264,388	$3,265,224	$65,529,612

Shares outstanding (unlimited authorized)	4,450,040	175,100
Net asset value per share	$13.99	18.65
Market value per share	$13.86	18.63

See accompanying notes to unaudited interim financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Assets and Liabilities

June 30, 2023

	BREAKWAVE DRY BULK SHIPPING	BREAKWAVE TANKER SHIPPING
	ETF	ETF	COMBINED
Assets
Investment in securities, at fair value (cost $39,591,860 and $475,048, respectively)	$39,591,860	$475,048	$40,066,908
Segregated cash held by broker	35,323,736	2,879,954	38,203,690
Receivable on open futures contracts	-	825,287	825,287
Interest receivable	145,794	2,001	147,795
Total assets	75,061,390	4,182,290	79,243,680
Liabilities
Due to Sponsor	156,055	8,776	164,831
Payable on open futures contracts	13,669,745	-	13,669,745
Other accrued expenses	41,691	4,762	46,453
Total liabilities	13,867,491	13,538	13,881,029

Net Assets	$61,193,899	$4,168,752	$65,362,651

Shares outstanding (unlimited authorized)	11,075,040	200,100
Net asset value per share	$5.53	$20.83
Market value per share	$5.55	$20.88

See accompanying notes to unaudited interim financial statements.

AMPLIFY COMMODITY TRUST

Schedules of Investments

March 31, 2024 (Unaudited)

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING ETF	TANKER SHIPPING ETF	COMBINED
MONEY MARKET FUNDS - 22.0% and 12.1%, respectively
Invesco Government & Agency Portfolio - Institutional Class, 5.29% (a) (13,705,154 and 395,389 shares, respectively)	$13,705,154	$395,389	$14,100,543
TOTAL MONEY MARKET FUNDS (Cost $13,705,154 and $395,389, respectively)	13,705,154	395,389	14,100,543

Total Investments (Cost $13,705,154 and $395,389, respectively) - 22.0% and 12.1%, respectively	13,705,154	395,389	14,100,543
Other Assets in Excess of Liabilities - 78.0% and 87.9%, respectively (b)	48,559,234	2,869,835	51,429,069
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$62,264,388	$3,265,224	$65,529,612

(a)	Annualized seven-day yield as of March 31, 2024.

(b)	$47,639,662 and $2,903,406, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	AMPLIFY
Futures Contracts	Appreciation/	COMMODITY
March 31, 2024	(Depreciation)	TRUST
Baltic Capesize Time Charter Expiring
April 30, 2024 (Underlying Face Amount at Market Value - $9,044,335) (365 contracts)	$(460,290)	$(460,290)
Baltic Capesize Time Charter Expiring
May 31, 2024 (Underlying Face Amount at Market Value - $10,286,430) (365 contracts)	781,805	781,805
Baltic Capesize Time Charter Expiring
June 30, 2024 (Underlying Face Amount at Market Value - $10,299,570) (365 contracts)	794,945	794,945
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
April 30, 2024 (Underlying Face Amount at Market Value - $8,078,895) (495 contracts)	(169,855)	(169,855)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
May 31, 2024 (Underlying Face Amount at Market Value - $8,553,105) (495 contracts)	304,355	304,355
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
June 30, 2024 (Underlying Face Amount at Market Value - $8,321,445) (495 contracts)	72,695	72,695
Baltic Exchange Supramax T/C Average Shipping Route Expiring
April 30, 2024 (Underlying Face Amount at Market Value - $1,994,440) (140 contracts)	(167,810)	(167,810)
Baltic Exchange Supramax T/C Average Shipping Route Expiring
May 31, 2024 (Underlying Face Amount at Market Value - $2,029,440) (140 contracts)	(132,810)	(132,810)
Baltic Exchange Supramax T/C Average Shipping Route Expiring
June 30, 2024 (Underlying Face Amount at Market Value - $2,008,440) (140 contracts)	(153,810)	(153,810)
	$869,225	$869,225

BREAKWAVE TANKER SHIPPING ETF	Unrealized	AMPLIFY
Futures Contracts	Appreciation/	COMMODITY
March 31, 2024	(Depreciation)	TRUST
Baltic Freight Route Middle East Gulf to China Expiring
April 30, 2024 (Underlying Face Amount at Market Value - $932,750) (65 contracts)	$18,582	$18,582
Baltic Freight Route Middle East Gulf to China Expiring
May 31, 2024 (Underlying Face Amount at Market Value - $909,675) (65 contracts)	2,030	2,030
Baltic Freight Route Middle East Gulf to China Expiring
June 30, 2024 (Underlying Face Amount at Market Value - $875,550) (65 contracts)	(32,095)	(32,095)
Baltic Freight Route Middle East Gulf to China Expiring
April 30, 2024 (Underlying Face Amount at Market Value - $92,650) (5 contracts)	5,992	5,992
Baltic Freight Route Middle East Gulf to China Expiring
May 31, 2024 (Underlying Face Amount at Market Value - $90,410) (5 contracts)	3,752	3,752
Baltic Freight Route Middle East Gulf to China Expiring
June 30, 2024 (Underlying Face Amount at Market Value - $174,290) (10 contracts)	(3,745)	(3,745)
	$(5,484)	$(5,484)

See accompanying notes to unaudited interim financial statements.

AMPLIFY COMMODITY TRUST

Schedule of Investments

June 30, 2023

	BREAKWAVE DRY BULK SHIPPING	BREAKWAVE TANKER SHIPPING
	ETF	ETF	COMBINED
MONEY MARKET FUNDS - 64.7% and 11.4%, respectively
First American US Treasury Obligations Fund, Class X, 5.04% (a)	$39,591,860	$475,048	$40,066,908
TOTAL MONEY MARKET FUNDS (Cost $39,591,860 and $475,048, respectively)	39,591,860	475,048	40,066,908

Total Investments (Cost $39,591,860 and $475,048, respectively) - 64.7% and 11.4%, respectively	39,591,860	475,048	40,066,908
Other Assets in Excess of Liabilities - 35.3% and 88.6%, respectively (b)	21,602,039	3,693,704	25,295,743
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$61,193,899	$4,168,752	$65,362,651

(a)	Annualized seven-day yield as of June 30, 2023.

(b)	$35,323,736 and $2,879,954, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	AMPLIFY
Futures Contracts	Appreciation/	COMMODITY
June 30, 2023	(Depreciation)	TRUST
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
July 28, 2023 (Underlying Face Amount at Market Value - $9,552,340) (620 contracts)	$(2,288,410)	$(2,288,410)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
August 25, 2023 (Underlying Face Amount at Market Value - $10,172,340) (620 contracts)	(1,668,410)	(1,668,410)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring
September 29, 2023 (Underlying Face Amount at Market Value - $10,781,180) (620 contracts)	(1,059,570)	(1,059,570)
Baltic Exchange Supramax T/C Average Shipping Route Expiring
July 28, 2023 (Underlying Face Amount at Market Value - $7,122,330) (810 contracts)	(3,404,475)	(3,404,475)
Baltic Exchange Supramax T/C Average Shipping Route Expiring
August 25, 2023 (Underlying Face Amount at Market Value - $8,311,410) (810 contracts)	(2,248,325)	(2,248,325)
Baltic Exchange Supramax T/C Average Shipping Route Expiring
September 29, 2023 (Underlying Face Amount at Market Value - $9,218,610) (810 contracts)	(1,356,325)	(1,356,325)
Baltic Capesize Time Charter Expiring July 29, 2022
July 28, 2023 (Underlying Face Amount at Market Value - $1,752,750) (190 contracts)	(732,250)	(732,250)
Baltic Capesize Time Charter Expiring August 26, 2022
August 25, 2023 (Underlying Face Amount at Market Value - $1,938,000) (190 contracts)	(547,000)	(547,000)
Baltic Capesize Time Charter Expiring September 23, 2022
September 29, 2023 (Underlying Face Amount at Market Value - $2,120,000) (190 contracts)	(364,980)	(364,980)
	$(13,669,745)	$(13,669,745)

BREAKWAVE TANKER SHIPPING ETF	Unrealized	AMPLIFY
Futures Contracts	Appreciation/	COMMODITY
June 30, 2023	(Depreciation)	TRUST
Baltic Freight Route Middle East Gulf to China
July 28, 2023 (Underlying Face Amount at Market Value - $1,296,000) (90 contracts)	$300,377	$300,377
Baltic Freight Route Middle East Gulf to China
August 25, 2023 (Underlying Face Amount at Market Value - $1,229,400) (90 contracts)	233,777	233,777
Baltic Freight Route Middle East Gulf to China
September 29, 2023 (Underlying Face Amount at Market Value - $1,234,800) (90 contracts)	239,177	239,177
Baltic Freight RouteWest Africa to UK Continent
July 28, 2023 (Underlying Face Amount at Market Value - $95,450) (5 contracts)	19,567	19,567
Baltic Freight RouteWest Africa to UK Continent
August 25, 2023 (Underlying Face Amount at Market Value - $179,400) (10 contracts)	19,121	19,121
Baltic Freight RouteWest Africa to UK Continent
September 29, 2023 (Underlying Face Amount at Market Value - $89,150) (5 contracts)	13,268	13,268
	$825,287	$825,287

See accompanying notes to unaudited interim financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Three Months Ended March 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$372,645	$19,748	$392,393

Expenses
Sponsor fee	31,119	12,446	43,565
CTA fee	196,218	21,196	217,414
Audit fees	21,323	11,870	33,193
Tax preparation fees	54,660	668	55,328
Admin/accounting/custodian/transfer agent fees	16,430	14,885	31,315
Legal fees	11,201	11,201	22,402
Chief Compliance Officer fees	6,220	6,220	12,440
Principal Financial Officer fees	6,220	6,220	12,440
Regulatory reporting fees	6,220	6,220	12,440
Brokerage commissions	117,892	76,663	194,555
Distribution fees	3,906	3,891	7,797
NJ Filing fees	33,608	(3,159)	30,449
Insurance expense	3,731	3,735	7,466
Listing and calculation agent fees	2,284	1,679	3,963
Marketing expenses	2,260	3,735	5,995
Other expenses	10,070	3,586	13,656
Wholesale support fees	22,451	5,436	27,887
Total Expenses	545,813	186,492	732,305
Less: Waiver of CTA fee	-	(21,196)	(58,559)
Less: Expenses absorbed by Sponsor	-	(37,363)

Net Expenses	545,813	127,933	673,746
Net Investment Income (Loss)	(173,168)	(108,185)	(281,353)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	31,148,394	861,391	32,009,785

Change in Unrealized Gain (Loss) on
Investments and futures contracts	(22,417,090)	78,426	(22,338,664)
Net realized and unrealized gain (loss)	8,731,304	939,817	9,671,121
Net income (loss)	$8,558,136	$831,632	$9,389,768

See accompanying notes to unaudited interim financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Three Months Ended March 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$417,382	$-	$417,382

Expenses
Sponsor fee	33,329	-	33,329
CTA fee	284,231	-	284,231
Audit fees	21,205	-	21,205
Tax preparation fees	54,247	-	54,247
Admin/accounting/custodian/transfer agent fees	16,275	-	16,275
Legal fees	11,096	-	11,096
Chief Compliance Officer fees	6,164	-	6,164
Principal Financial Officer fees	6,164	-	6,164
Regulatory reporting fees	6,164	-	6,164
Brokerage commissions	220,207	-	220,207
Distribution fees	3,872	-	3,872
NJ Filing fees	62,216	-	62,216
Insurance expense	3,699	-	3,699
Listing and calculation agent fees	2,269	-	2,269
Marketing expenses	8,877	-	8,877
Other expenses	3,699	-	3,699
Website Support and Marketing Materials	2,589	-	2,589
Printing and Postage	3,949	-	3,949
Wholesale support fees	24,429	-	24,429
Total Expenses	774,681	-	774,681
Less: Waiver of CTA fee	(21,746)	-	(21,746)
Less: Expenses absorbed by Sponsor	-	-	-
Net Expenses	752,935	-	752,935
Net Investment Income (Loss)	(335,553)	-	(335,553)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	8,599,755	-	8,599,755

Change in Unrealized Gain (Loss) on
Investments and futures contracts	15,844,327	-	15,844,327
Net realized and unrealized gain (loss)	24,444,082	-	24,444,082
Net income (loss)	$24,108,529	$-	$24,108,529

See accompanying notes to unaudited interim financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Nine Months Ended March 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$1,321,869	$33,629	$1,355,498

Expenses
Sponsor fee	93,945	37,579	131,524
CTA fee	649,766	41,326	691,092
Audit fees	62,697	40,685	103,382
Tax preparation fees	165,344	8,880	174,224
Admin/accounting/custodian/transfer agent fees	49,603	44,941	94,544
Legal fees	33,821	33,821	67,642
Chief Compliance Officer fees	18,788	18,788	37,576
Principal Financial Officer fees	18,788	18,788	37,576
Regulatory reporting fees	18,788	18,788	37,576
Brokerage commissions	474,508	100,990	575,498
Distribution fees	11,799	11,765	23,564
NJ Filing fees	159,319	7,000	166,319
Insurance expense	11,273	11,273	22,546
Listing and calculation agent fees	6,915	5,073	11,988
Marketing expenses	12,738	11,273	24,011
Other expenses	29,862	13,153	43,015
Website Support and Marketing Materials	-	-	-
Printing and Postage	-	-	-
Wholesale support fees	79,747	16,037	95,784
Total Expenses	1,897,701	440,160	2,337,861
Less: Waiver of CTA fee	-	(41,326)	(239,420)
Less: Expenses absorbed by Sponsor	-	(198,094)	-
Net Expenses	1,897,701	200,740	2,098,441
Net Investment Income (Loss)	(575,832)	(167,111)	(742,943)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	40,625,989	992,069	41,618,058

Change in Unrealized Gain (Loss) on
Investments and futures contracts	14,553,830	(830,771)	13,723,059
Net realized and unrealized gain (loss)	55,179,819	161,298	55,341,117
Net income (loss)	$54,603,987	$(5,813)	$54,598,174

See accompanying notes to unaudited interim financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Nine Months Ended March 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$622,222	$-	$622,222

Expenses
Sponsor fee	96,345	-	96,345
CTA fee	556,351	-	556,351
Audit fees	64,559	-	64,559
Tax preparation fees	161,426	-	161,426
Admin/accounting/custodian/transfer agent fees	49,549	-	49,549
Legal fees	33,782	-	33,782
Chief Compliance Officer fees	18,766	-	18,766
Principal Financial Officer fees	18,766	-	18,766
Regulatory reporting fees	18,766	-	18,766
Brokerage commissions	472,373	-	472,373
Distribution fees	11,790	-	11,790
NJ Filing fees	112,326	-	112,326
Insurance expense	11,261	-	11,261
Listing and calculation agent fees	6,908	-	6,908
Marketing expenses	27,026	-	27,026
Other expenses	11,261	-	11,261
Website Support and Marketing Materials	7,883	-	7,883
Printing and Postage	11,334	-	11,334
Wholesale support fees	59,551	-	59,551
Interest expense	1,561		1,561
Total Expenses	1,751,584	-	1,751,584
Less: Waiver of CTA fee	(88,078)	-	(88,078)
Less: Expenses absorbed by Sponsor	-	-	-
Net Expenses	1,663,506	-	1,663,506
Net Investment Income (Loss)	(1,041,284)	-	(1,041,284)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	(22,801,043)	-	(22,801,043)

Change in Unrealized Gain (Loss) on
Investments and futures contracts	29,454,117	-	29,454,117
Net realized and unrealized gain (loss)	6,653,074	-	6,653,074
Net income (loss)	$5,611,790	$-	$5,611,790

See accompanying notes to unaudited interim financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Three Months Ended March 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$61,125,337	$2,007,207	$63,132,544

Increase (decrease) in Net Assets from share transactions
Addition of 1,225,000 and 725,000 shares, respectively	16,389,840	12,588,355	28,978,195
Redemption of 2,025,000 and 675,000 shares, respectively	(23,808,925)	(12,161,970)	(35,970,895)
Net Increase (decrease) in Net Assets from share transactions	(7,419,085)	426,385	(6,992,700)

Increase (decrease) in Net Assets from operations
Net investment loss	(173,168)	(108,185)	(281,353)
Net realized gain (loss)	31,148,394	861,391	32,009,785
Change in net unrealized gain (loss)	(22,417,090)	78,426	(22,338,664)

Net Increase (decrease) in Net Assets from operations	8,558,136	831,632	9,389,768

Net Assets at End of Period	$62,264,388	$3,265,224	$65,529,612

See accompanying notes to unaudited interim financial statements.

AMPLIFY COMMODITY TRUST

Statements of Changes in Net Assets

Three Months Ended March 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$36,836,495	$-	$36,836,495

Increase (decrease) in Net Assets from share transactions
Addition of 7,875,000 and 0 shares, respectively	57,927,738	-	57,927,738
Redemption of 2,075,000 and 0 shares, respectively	(20,024,768)	-	(20,024,768)
Net Increase (decrease) in Net Assets from share transactions	37,902,970	-	37,902,970

Increase (decrease) in Net Assets from operations
Net investment loss	(335,553)	-	(335,553)
Net realized gain (loss)	8,599,755	-	8,599,755
Change in net unrealized gain (loss)	15,844,327	-	15,844,327
		-
Net Increase (decrease) in Net Assets from operations	24,108,529		24,108,529
		-
Net Assets at End of Period	$98,847,994	-	$98,847,994

See accompanying notes to unaudited interim financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Nine Months Ended March 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$61,193,899	$4,168,752	$65,362,651

Increase (decrease) in Net Assets from share transactions
Addition of 4,050,000 and 750,000 shares, respectively	30,098,300	12,980,465	43,078,765
Redemption of 10,675,000 and 775,000 shares, respectively	(83,631,798)	(13,878,180)	(97,509,978)
Net Increase (decrease) in Net Assets from share transactions	(53,533,498)	(897,715)	(54,431,213)

Increase (decrease) in Net Assets from operations
Net investment loss	(575,832)	(167,111)	(742,943)
Net realized gain (loss)	40,625,989	992,069	41,618,058
Change in net unrealized gain (loss)	14,553,830	(830,771)	13,723,059

Net Increase (decrease) in Net Assets from operations	54,603,987	(5,813)	54,598,174

Net Assets at End of Period	$62,264,388	$3,265,224	$65,529,612

See accompanying notes to unaudited interim financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Nine Months Ended March 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$46,487,168	$-	$46,487,168

Increase (decrease) in Net Assets from share transactions
Addition of 11,900,000 and 0 shares, respectively	93,151,639	-	93,151,639
Redemption of 4,900,000 and 0 shares, respectively	(46,402,603)	-	(46,402,603)
Net Increase (decrease) in Net Assets from share transactions	46,749,036	-	46,749,036

Increase (decrease) in Net Assets from operations
Net investment loss	(1,041,284)	-	(1,041,284)
Net realized gain (loss)	(22,801,043)	-	(22,801,043)
Change in net unrealized gain (loss)	29,454,117	-	29,454,117
		-
Net Increase (decrease) in Net Assets from operations	5,611,790		5,611,790
		-
Net Assets at End of Period	$98,847,994	-	$98,847,994

See accompanying notes to unaudited interim financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Cash Flows

Nine Months Ended March 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$54,603,987	$(5,813)	$54,598,174
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(40,625,989)	(992,069)	(41,618,058)
Change in net unrealized loss (gain) on investments	(14,553,830)	830,771	(13,723,059)
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	81,416,318	240,957	54,617,479
Increase in interest receivable	100,179	(1,350)	98,829
Increase in receivable on open futures contracts	(869,225)	825,287	(49,422)
Decrease in payable on open futures contracts	(13,669,745)	5,484	13,669,745
Decrease in receivable for Fund shares sold	(673,250)	-	(673,250)
Increase in due to sponsor	133,114	27,030	(160,144)
Decrease in other accrued expenses	(12,135)	1,838	10,297
Net cash provided by operating activities	65,849,424	932,135	66,770,591
Cash flows from financing activities
Proceeds from sale of shares	30,098,300	12,980,465	43,078,765
Paid on redemption of shares	(83,631,798)	(13,878,180)	(97,509,978)
Net cash used in financing activities	(53,533,498)	(897,715)	(54,431,213)
Net increase (decrease) in cash and restricted cash	12,315,926	34,420	12,339,378
Cash and restricted cash, beginning of period	35,323,736	2,879,954	38,203,690
Cash and restricted cash, end of period	$47,639,662	$2,914,374	$50,543,068

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	$47,639,662	$2,914,374	$50,543,068
Total cash and restricted cash as shown on the statement of cash flows	$47,639,662	$2,914,374	$50,543,068

See accompanying notes to unaudited interim financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Cash Flows

Nine Months Ended March 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$5,611,790	$-	$5,611,790
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	22,801,043	-	22,801,043
Change in net unrealized loss (gain) on investments	(29,454,117)	-	(29,454,117)
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	(36,339,715)	-	(36,339,715)
Increase in interest receivable	(223,508)	-	(223,508)
Increase in receivable on open futures contracts	(20,188,940)	-	(20,188,940)
Decrease in payable on open futures contracts	(9,265,175)	-	(9,265,175)
Decrease in receivable for Fund shares sold	1,684,835	-	1,684,835
Increase in due to sponsor	34,457	-	34,457
Decrease in other accrued expenses	(33,681)	-	(33,681)
Net cash used in operating activities	(65,373,011)	-	(65,373,011)
Cash flows from financing activities
Proceeds from sale of shares	93,151,639	-	93,151,639
Paid on redemption of shares	(46,402,603)	-	(46,402,603)
Net cash provided by financing activities	46,749,036	-	46,749,036
Net increase (decrease) in cash and restricted cash	(18,623,975)	-	(18,623,975)
Cash and restricted cash, beginning of period	37,188,477	-	37,188,477
Cash and restricted cash, end of period	$18,564,502	$-	$18,564,502

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	18,564,502	-	18,564,502
Total cash and restricted cash as shown on the statement of cash flows	$18,564,502	$-	$18,564,502

See accompanying notes to unaudited interim financial statements.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

March 31, 2024 (unaudited)

(1) Organization

Amplify Commodity Trust (formerly, ETF Managers Group Commodity Trust I) (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. Effective after the close of trading on February 14, 2024, ETF Managers Capital LLC, as the prior sponsor and commodity pool operator (the “Former Sponsor”) of the Trust, entered into an agreement (the “Transfer Agreement”) to resign as Sponsor to the Trust and transfer its role as the Trust’s sponsor to Amplify Investments LLC (“the Sponsor.”) Under the terms of the Transfer Agreement, the Former Sponsor no longer has any involvement in the operations, management or marketing of the Fund. In connection with this change of Sponsor, Trust changed its name from the ETF Managers Group Commodity Trust I to the Amplify Commodity Trust. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently consists of two separate series. BREAKWAVE DRY BULK SHIPPING ETF (“BDRY”), is the first series of the Trust and is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The second series of the Trust, BREAKWAVE TANKER SHIPPING ETF (“BWET”), each a “Fund” and together with BDRY, the “Funds”), is also a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The Funds are managed and controlled by the Sponsor, a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Trading Association (“NFA”). Breakwave Advisors, LLC (“Breakwave”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as the Funds commodity trading advisor.

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

March 31, 2024 (unaudited)

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

March 31, 2024 (unaudited)

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

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

March 31, 2024 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

(a) Basis of Accounting - Continued

The accompanying combined interim financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. These interim financial statements should be read in conjunction with the Fund’s annual report on Form 10-K for the year ended June 30, 2023, BDRY’s prospectus dated February 15, 2024 (the “BDRY Prospectus,”), and BWET’s prospectus dated February 15, 2024 (the “BWET” Prospectus”). Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three and nine months ended March 31, 2024 was at 4:00 p.m. Eastern Time on March 28, 2024 and March 31, 2023, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three and nine months ended March 31, 2024 and March 31, 2023.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at March 29, 2024 and March 31, 2023.

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

March 31, 2024 (unaudited)

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

The following tables summarize BDRY’s valuation of investments at March 31, 2024 and at June 30, 2023 using the fair value hierarchy:

	March 31, 2024 (unaudited)
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$13,705,154	$869,225	$14,574,379

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2023
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$39,591,860	$(13,669,745)	$25,922,115

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the nine months ended March 31, 2024 and the year ended June 30, 2023, BDRY recognized no transfers from Level I, Level II or Level III.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

March 31, 2024 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

(g) Financial Instruments and Fair Value - Continued

The following tables summarize BWET’s valuation of investments at March 31, 2024 and at June 30, 2023 using the fair value hierarchy:

	March 31, 2024 (unaudited)
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$395,389	$5,484	$400,873

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities

	June 30, 2023
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$475,048	$825,287	$1,300,335

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the nine months ended March 31, 2024 and the year ended June 30, 2023, BWET recognized no transfers from Level I, Level II or Level III.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at March 31, 2024 and June 30, 2023. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

March 31, 2024 (unaudited)

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

All open derivative positions at March 31, 2024 and at June 30, 2023, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of March 31, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value(a)	Combined Statements of Assets and Liabilities	Fair Value
Dry Bulk Index Rates Market Risk	Receivable on open futures contracts	$869,225	—	—

(a)	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

March 31, 2024 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2023

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value(a)
Dry Bulk Index Rates Market Risk		-	Payable on open futures contracts	$13,669,745

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$31,148,394	$(22,417,090)

The futures contracts open at March 31, 2024 are indicative of the activity for the three months ended March 31, 2024.

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

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

March 31, 2024 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$40,625,989	$14,553,830

The futures contracts open at March 31, 2024 are indicative of the activity for the nine months ended March 31, 2024.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March, 31, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$(22,801,043)	$29,454,117

The futures contracts open at March 31, 2023 are indicative of the activity for the nine months ended March 31, 2023.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of March 31, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value (a)	Combined Statements of Assets and Liabilities	Fair Value
Crude Oil Tanker Index Rates Market Risk		$-	Payable on open futures contracts	$5,484

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

March 31, 2024 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2023

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value(a)	Combined Statements of Assets and Liabilities	Fair Value
Crude Oil Tanker Index Rates Market Risk	Receivable on open futures contracts	$825,287		-

(a)	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$861,391	$78,426

The futures contracts open at March 31, 2024 are indicative of the activity for the three months ended March 31, 2024.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on investments and futures and/or Change in unrealized gain (loss) on investments and futures contracts	$992,069	$(830,771)

The futures contracts open at March 31, 2024 are indicative of the activity for the nine months ended March 31, 2024.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

March 31, 2024 (unaudited)

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $196,218 and $284,231, for the three months ended March 31, 2024 and 2023, respectively, and $649,766 and $556,351 for the nine months ended March 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. Effective September 1, 2022 Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At March 31, 2024, BDRY is not subject to potential future repayments to Breakwave.

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

The waiver of BWET’s CTA fees, pursuant to the undertaking, amounted to $21,196 for the three months ended March 31, 2024 and $41,326 for the nine months ended March 31, 2024 as disclosed in the Combined Statements of Operations. Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At March 31, 2024, BWET is subject to potential future repayments of $324,443 to Breakwave. The potential future repayments expire during the years ending June 30, 2026 and 2027 in the amounts of $80,669 and $243,774, respectively.

The Funds currently accrue their daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of BDRY, aggregated $-0- and $-0- for the three months ended March 31, 2024 and 2023, respectively, and $-0- and $-0- for the nine months ended March 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations.

In the case of BWET, expenses absorbed by the Sponsor aggregated $37,363 and $198,094, respectively for the three and nine months ended March 31, 2024, respectively, as disclosed in the Combined Statements of Operations.

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

March 31, 2024 (unaudited)

(4) Agreements - Continued

(b) The Administrator, Custodian, Fund Accountant and Transfer Agent - Continued

Each Fund has agreed to pay U.S. Bank 0.03% of average assets under management (AUM), with a $25,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $16,430 and $16,275 for the three months ended March 31, 2024 and 2023, respectively, and $49,603 and $49,549 for the nine months ended March 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET paid U.S. Bank $14,885 and $44,941 for the three and nine months ended March 31, 2024, respectively, as disclosed in the Combined Statements of Operations.

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

BDRY incurred $3,906 and $3,872 in distribution and related administrative services for the three months ended March 31, 2024 and 2023, respectively, and $11,799 and $11,790 for the nine months ended March 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $3,891 and $11,765 in distribution and related administrative services for the three months and nine months ended March 31, 2024, respectively, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BWET pays the Sponsor an annual fee for wholesale support services of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly.

BDRY incurred $22,451 and $24,429 in wholesale support fees for the three months ended March 31, 2024 and 2023, respectively, and $79,747 and $59,551 for the nine months ended March 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $5,436 and $16,037 in wholesale support fees for the three and nine months ended March 31, 2024, respectively, as disclosed in the Combined Statements of Operations.

(d) The Commodity Broker

Marex Financial Ltd., registered in England, serves as each Fund’s clearing broker (the “Commodity Broker”). In its capacity as clearing 3broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative services for the Funds.

The Funds pay respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% for BDRY and 1.35% for BWET (excluding the impact on each Fund of creation and/or redemption activity) of the net asset value of BDRY and BWET, respectively, for execution and clearing services on behalf of the Funds, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $117,892 and $220,207 in brokerage commissions and fees for the three months ended March 31, 2024 and 2023, respectively, and $474,508 and $472,373 for the nine months ended March 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $76,663 and $100,990 in brokerage commissions and fees for the three and nine months ended March 31, 2024, respectively, as disclosed in the Combined Statement of Operations.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

March 31, 2024 (unaudited)

(4) Agreements - Continued

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Funds. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $0- and $1,233 in trustee fees for the three months ended March 31, 2024 and 2023, respectively, and $1,256 and $3,574 for the nine months ended March 31, 2024 and 2023, respectively, which is included in Other Expenses in the Combined Statements of Operations. BWET incurred $0- and $1,256 in trustee fees for the three and nine months ended March 31, 2024, respectively as disclosed in the Combined Statement of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, if any, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $16,430 and $16,275 for the three months ended March 31, 2024 and 2023, respectively, and $49,603 and $49,549 for the nine months ended March 31, 2024 and 2023, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $0 and $21,746 for the three months ended March 31, 2024 and 2023, respectively, and $0 and $88,078 for the nine months ended March 31, 2024 and 2023, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $0 and $0 for the three months ended March 31, 2024 and 2023, respectively, and $0 and $0 for the nine months ended March 31, 2024 and 2023, respectively.

The Sponsor, in accordance with the BWET Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BWET by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BWET in excess of 3.50% (excluding brokerage commissions and interest expense) of BWET’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BWET incurred $14,885 and $44,941 for the three and nine months ended March 31, 2024, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BWET by Breakwave was $21,194 and $41,326 for the three months and nine months ended March 31, 2024, respectively.

In addition, the assumption of Fund expenses above the BWET Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $37,363 and $198,094 for the three and nine months ended March 31, 2024, respectively.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

March 31, 2024 (unaudited)

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

(h) Extraordinary Fees and Expenses

The Funds will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended March 31, 2024 and 2023, respectively, BDRY did not incur such expenses. For the three and nine months ended March 31, 2024, respectively, BWET did not incur such expenses.

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

b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2024
	Shares	Net Assets Decrease
Shares Sold	1,225,000	$16,389,840
Shares Redeemed	(2,025,000)	(23,808,925)
Net Decrease	800,000	$(7,419,085)

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2023
	Shares	Net Assets Decrease
Shares Sold	7,875,000	$57,927,738
Shares Redeemed	(2,075,000)	(20,024,768)
Net Decrease	5,800,000	$37,902,970

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

March 31, 2024 (unaudited)

(5) Creations and Redemptions - Continued

b) Share Transactions - Continued

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Nine Months Ended March 31, 2024
	Shares	Net Assets Decrease
Shares Sold	4,050,000	$30,098,300
Shares Redeemed	(10,675,000)	(83,631,798)
Net Decrease	(6,625,000)	$(53,333,498)

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Nine Months Ended March 31, 2023
	Shares	Net Assets Increase
Shares Sold	11,900,000	$93,151,639
Shares Redeemed	(4,900,000)	(46,402,603)
Net Increase	7,000,000	$46,749,036

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2024
	Shares	Net Assets Increase
Shares Sold	725,000	$12,588,355
Shares Redeemed	(675,000)	(12,161,970)
Net Increase	50,000	$426,385

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Nine Months Ended March 31, 2024
	Shares	Net Assets Decrease
Shares Sold	750,000	$12,980,465
Shares Redeemed	(775,000)	(13,878,180)
Net Decrease	(25,000)	$(897,715)

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

March 31, 2024 (unaudited)

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

March 31, 2024 (unaudited)

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

Receivable for capital shares represent BDRY’s order for 17 creation units for a total of $5,722,625. There was $672,250 due as of March 31, 2024, but for which BDRY received payment in April 2024. The Trust has certain remedies available for defaulting participants.

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of March 31, 2024, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

March 31, 2024 (unaudited)

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three and nine months ended March 31, 2024 and March 31, 2023, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	BREAKWAVE DRY BULK		BREAKWAVE TANKER
	SHIPPING ETF		SHIPPING ETF
	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	2024	2023	2024	2023

Net Asset Value
Net asset value per Share, beginning of period	$11.64	$9.38	$16.04	$-
Net investment income (loss)	(0.04)	(0.05)	(0.34)	-
Net realized and unrealized gain (loss)	2.39	0.68	2.95	-
Net Income (Loss)	2.35	0.63	2.61	-
Net Asset Value per Share, end of period	$13.99	$10.01	$18.65	$-
Market Value per Share, end of period	$13.86	$10.10	$18.63	$-
Ratios to Average Net Assets*
Expense Ratio***	4.03%	4.95%	12.76%	0.00%
Expense Ratio*** before Waiver/Assumption	4.03%	5.09%	8.75%	0.00%
Net Investment Income (Loss)	(1.28)%	(2.20)%	(11.41)%	0.00%
Total Return, at Net Asset Value**	20.17%	6.72%	16.23%	0.00%
Total Return, at Market Value**	19.90%	9.90%	15.35%	0.00%

*	Percentages are annualized

**	Percentages are not annualized

***	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any.

Amplify Commodity Trust

(Formerly, ETF Managers Group Commodity Trust I)

Notes to Interim Combined Financial Statements

March 31, 2024 (unaudited)

(10) Net Asset Value and Financial Highlights - Continued

	BREAKWAVE DRY BULK		BREAKWAVE TANKER
	SHIPPING ETF		SHIPPING ETF
	For the Nine Months Ended March 31, 2024,		For the Nine Months Ended March 31, 2023,
	2024	2023	2024	2023

Net Asset Value
Net asset value per Share, beginning of period	$5.53	$17.06	$20.83	$-
Net investment income (loss)	(0.07)	(0.21)	(0.79)	-
Net realized and unrealized gain (loss)	8.53	(6.84)	(1.39)	-
Net Income (Loss)	8.46	(7.05)	(2.18)	-
Net Asset Value per Share, end of period	$13.99	$10.01	$18.65	$-
Market Value per Share, end of period	$13.86	$10.10	$18.63	$-
Ratios to Average Net Assets*
Expense Ratio**	4.32%	4.89%	15.44%	0.00%
Expense Ratio*** before Waiver/Assumption	4.32%	5.15%	7.04%	0.00%
Net Investment Income (Loss)	(1.29)%	(3.06)%	(14.26)%	0.00%
Total Return, at Net Asset Value**	153.35%	(41.32)%	(10.49)%	0.00%
Total Return, at Market Value**	149.73%	(41.18)%	(10.78)%	0.00%

*	Percentages are annualized

**	Percentages are not annualized

***	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any.

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

The BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Dry Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 10TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of March 31, 2024 include:

Name	Ticker	Market Value USD
Baltic Capesize T/C Average Shipping Route Index - Apr 24	C5TCM J24 Index	$9,044,335
Baltic Capesize T/C Average Shipping Route Index - May 24	C5TCM K24 Index	$10,286,430
Baltic Capesize T/C Average Shipping Route Index - June 24	C5TCM M24 Index	$10,299,570
Baltic Panamax T/C Average Shipping Route Index - Apr 24	P4TCM J24 Index	$8,078,895
Baltic Panamax T/C Average Shipping Route Index - May 24	P4TCM K24 Index	$8,553,105
Baltic Panamax T/C Average Shipping Route Index - June 24	P4TCM M24 Index	$8,321,445
Baltic Supramax T/C Average Shipping Route Apr 24	S58FM J24 Index	$1,994,440
Baltic Supramax T/C Average Shipping Route May 24	S58FM K24 Index	$2,029,440
Baltic Supramax T/C Average Shipping Route June 24	S58FM M24 Index	$2,008,440

The value of the Capesize 5TC Index is disseminated at 11:00 a.m., London Time and the value of the Panamax 4TC Index and the Supramax 10TC Index each is disseminated at 1:00 p.m., London Time. The Reference Index information disseminated by the Baltic Exchange also includes the components and value of each component in each Reference Index. Such Reference Index information also is widely disseminated by Bloomberg, Reuters and/or other major market data vendors.

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

The BWET Benchmark Portfolio

The BWET Benchmark Portfolio is maintained by Breakwave, which also serves as BWET’s CTA. The BWET Benchmark Portfolio consists of the Oil Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping crude oil. Each Reference Index is published each United Kingdom business day by the Baltic Exchange and measures the charter rate for shipping crude oil in a specific size category of cargo ship and for a specific route - TD3C or TD20. The two Reference Indexes are as follows:

●	TD3C: the TD3C Index; and

●	TD20: the TD20 Index.

The Oil Freight Futures currently constituting the BWET Benchmark Portfolio as of March 31, 2024 include:

Name	Ticker	Market Value USD
Baltic Freight Route Middle East Gulf to China Apr 24	DD3CM J24 Index	$932,750
Baltic Freight Route Middle East Gulf to China May 24	DD3CM K24 Index	$909,675
Baltic Freight Route Middle East Gulf to China June 24	DD3CM M24 Index	$875,550
Baltic Freight Route Middle East Gulf to China Apr 24	DD20M J24 Index	$92,650
Baltic Freight Route Middle East Gulf to China May 24	DD20M K24 Index	$90,410
Baltic Freight Route Middle East Gulf to China June 24	DD20M M24 Index	$174,290

The value of the TD3C Index and the TD20 Index is disseminated daily at 4:00 p.m. London Time by the Baltic Exchange. The Reference Index information disseminated by the Baltic Exchange also includes the components and value of each component in each Reference Index. Such Reference Index information also is widely disseminated by Bloomberg, Reuters and/or other major market data vendors.

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

Breakwave Dry Bulk Shipping ETF

During the three months ended March 31, 2024, dry bulk freight rates outperformed most expectations, with the Baltic Dry Index, an index that tracks global spot rates for dry bulk shipping, averaging 80% above levels compared to the three months ended March 31, 2023. The broader shipping sector has seen significant disruptions due to reducing sailing through the world’s two most important waterways, namely the Panama Canal and the Suez Canal. The ongoing draught in the Panama Canal has reduced transits, leading to less available ships for chartering in the Atlantic region. In addition, the recent attacks on commercial vessels in the Red Sea has led to a large number of vessels diverting away from the region and sailing around Africa’s Cape of Good Hope, in the process increasing sailing distances and reducing the effective supply for vessels. Despite hose factors and the negative effect of seasonality during the period, dry bulk shipping freight rates remained well supported. At the end of the quarter, expectations were for a strong freight market for the remainder of the year, as the supply disruptions are expected to remain in place while demand for iron ore and coal exceeded expectations during the three months ended March 31, 2024, when demand is typically at the lowest point of any given year, thus improving the overall sentiment for the sector.

During the three months ended March 31, 2024, Capesize freight futures volatility experienced a significant increase reflecting the counter-seasonal and the generally unexpected increase in spot rates as a result of the above-mentioned factors. Although spot rates declined from the very high levels of the fourth quarter of 2023 they quickly bounced back, and the month of February experienced rates that were higher than most analysts’ projections. Towards the end of the period, some easing on spot rates did little to deter the overall bullish outlook for dry bulk rates, as freight futures remained in steep contango versus spot. BDRY closely tracked the performance of short-term dry bulk freight futures and ended the quarter up approximately 20%.

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

The per Share market value of BDRY and its NAV tracked closely for the nine months ended March 31, 2024.

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

The per Share market value of BDRY and its NAV tracked closely for the three months ended March 31, 2024.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended March 31, 2024 and 2023, and the nine months ended March 31, 2024 and 2023. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024

Fund Share Price Performance

During the three months ended March 31, 2024, the NYSE Arca market value of each Share increased (+19.90%) from $11.56 per Share, representing the closing price on December 29, 2023, to $13.86 per Share, representing the closing price on March 31. 2024. The Share price high and low for the three months ended March 31, 2024 and related change from the closing Share price on December 31, 2023 were as follows: Shares traded from a high of $16.84 per share (+45.67%) on March 8, 2024 to a low of $9.00 per share (-22.15%) on January 9, 2024.

Fund Share Net Asset Performance

For the three months ended March 31, 2024, the net asset value of each Share increased (+20.17%) from $11.64 per Share to $13.91 per Share. Gains in the investments and futures contracts more than offset the net investment loss resulting in the overall increase in the NAV per Share during the three months ended March 31, 2024.

Net income for the three months ended March 31, 2024, was $8,558,136, resulting from net realized gains on investments and futures contracts of $31,148,394, unrealized gains on futures contracts of $(22,417,090) and the net investment loss of $173,168.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2024

Fund Share Price Performance

During the nine months ended March 31, 2024, the NYSE Arca market value of each Share increased (+149.73%) from $5.55 per Share, representing the closing trade on June 30, 2023, to $13.86 per Share, representing the closing price on March 31, 2024. The Share price high and low for the nine months ended March 31, 2024 and related change from the closing Share price on June 30, 2023 were as follows: Shares traded from a high of $16.84 per Share (+203.42%) on March 8, 2024 to a low of $4.50 per Share (-18.92%) on July 19, 2023.

Fund Share Net Asset Performance

For the nine months ended March 31, 2024, the net asset value of each Share increased (+153.35%) from $5.53 per Share to $13.99 per Share. Gains in the futures contracts more than offset the net investment loss, resulting in the overall increase in the NAV per Share during the nine months ended March 31. 2024.

Net income for the nine months ended March 31, 2024, was $54,603,987 resulting from net realized gains on investments and futures contracts of $40,625,989, unrealized gains on futures contracts of $14,553,830 and the net investment loss of $(575,832).

FOR THE NINE MONTHS ENDED MARCH 31, 2023

Fund Share Price Performance

During the nine months ended March 31, 2023, the NYSE Arca market value of each Share decreased (-41.18%) from $17.17 per Share, representing the closing trade on June 30, 2022, to $10.10 per Share, representing the closing price on March 31, 2023. The Share price high and low for the nine months ended March 31, 2023 and related change from the closing Share price on June 30, 2022 were as follows: Shares traded from a high of $17.16 per Share (-0.06%) on July 1, 2022 to a low of $6.30 per Share (-63.31%) on February 15, 2023.

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

Breakwave Tanker Shipping ETF

During the three months ended March 31, 2024, tanker freight rates remained volatile, with the benchmark VLCC TD3C rate (Middle East to China freight rate as measured in USD per ton) averaging some 9% lower compared to the three months ended March 31, 2023 but trading in a relatively wide range. The continuing attacks on commercial ships transiting the Red Sea remain a major issue for commercial shipping and continue to force a large number of vessels to divert away from the Red Sea passage, and as a result the Suez Canal, and sail around Africa’s Cape of Good Hope, increasing sailing distances and thus reducing the global fleet’s effective supply. Lower crude oil shipments as a result of the reduced OPEC+ production, resulted in subdued crude oil cargo volumes, negatively affecting demand for VLCC vessels. Global economic growth forecasts point to relatively moderate economic growth for 2024 and thus oil demand growth might remain relatively weak versus trend, continuing to limit the crude tanker market demand potential.

During the three months ended March 31, 2024, tanker freight futures traded in a tight range, mostly following developments in the physical market. The shape of the futures curve remained relatively flat towards the end of the quarter, as positive expectations affecting the broader shipping sector, especially as it relates to the disruption in the Red Sea region, were offset by the negative impact of continuing lower crude oil volumes because of the recent OPEC+ crude oil production cuts. BWET closely tracked short-dated freight futures for VLCCs (TD3C) and ended the quarter up approximately 15%.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the nine months ended March 31, 2024.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the three months ended March 31, 2024.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compare the return of BWET with the benchmark portfolio returns for the three and nine months ended March 31, 2024. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. Differences in the benchmark return and the BWET net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024

Fund Share Price Performance

During the three months ended March 31, 2024, the NYSE Arca market value of each Share increased (+15.35%) from $16.15 per Share, representing the closing price on December 31, 2023, to $18.63 per Share, representing the closing price on March 31, 2024. The Share price high and low for the three months ended March 31, 2024 and related change from the closing Share price on December 29, 2023 were as follows: Shares traded from a high of $20.98 per Share (+29.91%) on February 16 .2024 to a low of $15.80 per Share (- 2.17%) on January 2, 2024.

Fund Share Net Asset Performance

For the three months ended March 31, 2024 the net asset value of each Share increased (+16.23%) from $16.04 per Share to $18.65 per Share. Gains in the investments and futures contracts more than offset the net investment loss resulting in the overall increase in the NAV per Share during the three months ended March 31, 2024.

Net income for the three months ended March 31, 2024, was $831,632, resulting from net realized gains on investments and futures contracts of $861,391 net unrealized losses on investments and futures contracts of $78,426, and the net investment loss of $(108,185).

FOR THE NINE MONTHS ENDED MARCH 31, 2024

Fund Share Price Performance

During the nine months ended March 31, 2024, the NYSE Arca market value of each Share decreased (10.78%) from $20.88 per Share, representing the closing price on June 30, 2023, to $18.63 per Share, representing the closing price on March 31, 2024. The Share price high and low for the nine months ended March 31, 2024 and related change from the closing Share price on June 30, 2023 were as follows: Shares traded from a high of $20.98 per Share (0.48%) on February 16, 2024 to a low of $13.96 per Share (-33.14%) on October 5, 2023.

Fund Share Net Asset Performance

For the nine months ended March 31, 2024, the net asset value of each Share decreased (10.49%) from $20.83 per Share to $18.65 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the nine months ended March 31, 2024.

Net loss for the nine months ended March 31, 2024, was $(5,813), resulting from net realized gains on investments and futures contracts of $992,069 net unrealized losses on investments and futures contracts of $(830,771), and the net investment loss of $(167,111).

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and its investments in collateralizing Treasury Securities, if any. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Funds are paid to the Funds. BDRY earned $372,645 and $417,382, respectively, in interest income during the three months ended March 31, 2024 and 2023 and $1,321,869 and $622,222, respectively, in interest income during the nine months March 31, 2024. BWET earned $19,748 and $33,629, respectively, in interest income during the three and nine months ended March 31, 2024.

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

Off Balance Sheet Financing

As of March 31, 2024, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $545,813 and $752,935 for the three months ended March 31, 2024 and 2023, respectively, and $1,897,701 and $1,663,506 for the nine months ended March 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $0 and $21,746 for the three months ended March 31, 2024 and 2023, respectively, and $0 and $88,078 for the nine months ended March 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses, prior to the assumption and waiver of expenses, amounted to $545,813 and $774,681 for the three months ended March 21, 2024 and 2023, respectively, and $1,897,701 and $1,751,584, for the nine months ended March 31, 2024 and 2023 respectively, as disclosed in the Combined Statements of Operations.

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

The assumption of expenses by the Sponsor for BWET, pursuant to the BWET Expense Cap, amounted to $127,933 and $200,740 for the three and nine months ended March 31, 2024, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $58,559 and $239,420 for the three and nine months ended March 31, 2024, respectively, as disclosed in the Combined Statements of Operations. BWET currently accrues its daily expenses based upon established individual expense category amounts or the BWET Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BWET’s total expenses, prior to the assumption and waiver of expenses, amounted to $186,492 and $440,160 for the three and nine months ended March 31, 2024, respectively, as disclosed in the Combined Statements of Operations.

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

(b)

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On March 31, 2024, 4,450,040 shares of the Fund were outstanding for a market capitalization of $61,677,554 The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering an indeterminate amount of common units of beneficial interest, or “Shares,” of the Breakwave Tanker Shipping ETF (File No. 333-266945) was declared effective on April 28, 2023. On March 31, 2024, 175,100 Shares of the Fund were outstanding for a market capitalization of $3,262,113. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed 70 baskets (each comprising 25,000 shares) during the three months ended March 31, 2024 at an average price per share of $7.31. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended March 31, 2024:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
January 2024	1,325,000	$5.43
February 2024	275,000	6.24
March 2024	425,000	10.25
Total	1,750,000	$7.31

BWET does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BWET redeemed 3 baskets (each comprising 25,000 shares) during the three months ended March 31, 2024. The following table provides information about BWET’s redemptions by Authorized Participants during the three months ended March 31, 2024:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
January 2024	-	$-
February 2024	600,000	10.76
March 2024	75,000	6.09
Total	75,000	$5.62

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	Not Applicable.

(c)	None of the Sponsor’s officers have adopted, modified or terminated plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Funds for the three months ended March 31, 2024.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed Herewith.

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

Date: May 20, 2024