Form 10-K
period 2024-06-30
Amplify Commodity Trust
filed 2024-09-27
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2024.

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

(855) 267-3837
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not Applicable.

The registrant had 2,400,040 outstanding shares as of September 1, 2024 . (BDRY)

The registrant had 200,100 outstanding shares as of September 1, 2024 . (BWET)

Auditor Name:	Auditor Location:	Auditor Firm ID:
WithumSmith+Brown, PC	New York, NY	100

AMPLIFY COMMODITY TRUST

-i-

Part I

Item 1. Business

The Trust and the Funds

Amplify Commodity Trust (formerly, ETF Managers Group Commodity Trust I) (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. Effective after the close of trading on February 14, 2024, ETF Managers Capital LLC, as the prior sponsor and commodity pool operator (the “Former Sponsor”) of the Trust, entered into an agreement (the “Transfer Agreement”) to resign as Sponsor to the Trust and transfer its role as the Trust’s sponsor to Amplify Investments LLC (“the Sponsor”). Under the terms of the Transfer Agreement, the Former Sponsor no longer has any involvement in the operations, management or marketing of the Fund. In connection with this change of Sponsor, Trust changed its name from the ETF Managers Group Commodity Trust I to the Amplify Commodity Trust. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently includes two separate series: (i) Breakwave Dry Bulk Shipping ETF (“BDRY”), which is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca, Inc. stock exchange (“NYSE Arca”), and (ii) Breakwave Tanker Shipping ETF (“BWET,” and together with BDRY, each, a “Fund” and collectively, the “Funds”), which is also a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on NYSE Arca.

BDRY commenced investment operations on March 22, 2018. BDRY commenced trading on NYSE Arca on March 22, 2018 and trades under the symbol “BDRY.” BWET commenced investment operations on May 3, 2023. BWET commenced trading on the NYSE Arca on May 3, 2023 and trades under the symbol “BWET.”

The principal office of the Trust and the Funds is located at 3333 Warrenville Road, Suite 350, Lisle, IL 60532. The telephone number is (855) 267-3837.

The Sponsor

The Funds are each managed and controlled by Amplify Investments LLC (the “Sponsor”), a single member limited liability company that was formed in the state of Delaware on October 6, 2014. Each Fund pays the Sponsor a management fee. The Sponsor maintains its main business office at 3333 Warrenville Road, Suite 350, Lisle, IL 60532. The Sponsor’s telephone number is (855) 267-3837.

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

BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave, which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Dry Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship - Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 10TC Index.

The Dry Freight Futures currently constituting the BDRY Benchmark Portfolio as of June 30, 2024 include:

Name	Ticker	Market Value USD
Capesize 5TC FFA 180kt Timecharter Average M Jul 24	C5TCM N24 INDEX	$6,807,570
Capesize 5TC FFA 180kt Timecharter Average M Aug 24	C5TCM Q24 INDEX	6,249,215
Capesize 5TC 180kt Timecharter Average M Sep 24	C5TCM U24 INDEX	6,383,965
Panamax 4TC FFA 74kt Timecharter Average M Jul 24	P4TCM N24 INDEX	4,895,690
Panamax 4TC FFA 74kt Timecharter Average M Aug 24	P4TCM Q24 INDEX	5,105,065
Panamax 4TC FFA 74kt Timecharter Average M Sep 24	P4TCM U24 INDEX	5,334,875
Supramax 58 TC FFA 58kt Timecharter Average M Jul 24	S58FM N24 INDEX	1,273,555
Supramax 58 TC FFA 58kt Timecharter Average M Aug 24	S58FM Q24 INDEX	1,281,035

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

BWET Benchmark Portfolio

The BWET Benchmark Portfolio is maintained by Breakwave, which also serves as BWET’s CTA. The BWET Benchmark Portfolio consists of the Oil Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping crude oil. Each Reference Index is published each United Kingdom business day by the Baltic Exchange and measures the charter rate for shipping crude oil in a specific size category of cargo ship and for a specific route – TD3C or TD20. The two Reference Indexes are as follows:

●	TD3C: the TD3C Index; and

●	TD20: the TD20 Index.

The Oil Freight Futures currently constituting the BWET Benchmark Portfolio as of June 30, 2024 include:

Name	Ticker	Market Value USD
TD20 FFA 130kt West Africa to Continent USD/MT M Jul 24	DD20M N24 INDEX	$83,710
TD20 FFA 130kt West Africa to Continent USD/MT M Aug 24	DD20M Q24 INDEX	78,895
TD3C FFA 270kt Middle East Gulf to China USD/MT M Jul 24	DD3CM N24 INDEX	584,600
TD3C FFA 270kt Middle East Gulf to China USD/MT M Aug 24	DD3CM Q24 INDEX	592,500
TD3C FFA 270kt Middle East Gulf to China USD/MT M Sep 24	DD3CM U24 INDEX	622,500
TD20 FFA 130kt West Africa to Continent USD/MT M Jul 24	DD20M N24 INDEX	83,710

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

Distributor

Through August 13, 2023, each Fund paid ETFMG Financial LLC (the “former Distributor”), an affiliate of the Sponsor, an annual fee for statutory and wholesaling distribution services and related administrative services equal to the greater of $15,000 or 0.02% of the Fund’s average daily net assets, payable monthly. Effective August 14, 2023, the Sponsor entered into a Marketing Agent Agreement (the “Marketing Agent Agreement”) on behalf of the Trust and the Funds with Foreside Fund Services, LLC (“Foreside”), pursuant to which Foreside provides certain marketing services to the Funds. Each Fund pays an annual fee for such distribution services and related administrative services equal to approximately 0.00006% of the Fund’s average daily net assets, with a minimum of approximately $10,000 payable annually. Pursuant to the Marketing Agent Agreement between the Sponsor, the Funds and Foreside, Foreside assists the Sponsor and the Funds with certain functions and duties relating to distribution and marketing services to the Funds, including reviewing and approving marketing materials and certain regulatory compliance matters. Foreside also assists with the processing of creation and redemption orders. Foreside’s principal business address is Three Canal Plaza, Suite 100, Portland, ME 04101. Foreside is a broker-dealer registered with FINRA.

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

Legal Counsel

Chapman and Cutler LLP serves as legal counsel to the Trust and the Funds.

Fees of the Funds

Management and CTA Fees

BDRY and BWET each pay the Sponsor a management fee (the “Sponsor Fee”) in consideration of the Sponsor’s advisory services to the Funds. Additionally, BDRY and BWET each pay Breakwave a license and service fee (the “CTA Fee”).

BDRY pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $125,000. BDRY also pays an annual fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BDRY such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BDRY’s average daily net assets through December 31, 2024 (the “BDRY Expense Cap,”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through December 31, 2024. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $-0- for the years ended June 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA Fee, pursuant to the contractual waiver, amounted to $23,879 and $22,434 for the years ended June 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense category amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $2,442,633 and $2,420,639 for the years ended June 30, 2024 and 2023, respectively.

BWET pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.30% of its average daily net assets, or $50,000. BWET also pays an annual CTA license and service fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BWET such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BWET’s average daily net assets through December 31, 2024 (the “BWET Expense Cap”). The assumption of expenses by the Sponsor and waiver of BWET’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BWET could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BWET, pursuant to the BWET Expense Cap, amounted to $277,458 and $77,450 for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $52,076 and $7,574 for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023, as disclosed in the Combined Statements of Operations. BWET currently accrues its daily expenses based upon established individual expense category amounts or the BWET Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BWET’s total expenses amounted to $577,056 and $123,053 for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

Administrator, Custodian, Fund Accountant, and Transfer Agent Fees

Each Fund has agreed to pay U.S. Bank 0.05% of average assets under management (AUM), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $56,653 and $66,005 for the years ended June 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET paid U.S. Bank $52,250 and $9,666 for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023, as disclosed in the Combined Statements of Operations.

Distribution Fees

Each Fund pays an annual fee for such distribution services and related administrative services equal to approximately 0.01% of the Fund’s average daily net assets, with a minimum of approximately $10,000 payable annually. Pursuant to the Marketing Agent Agreement between the Sponsor, the Funds and Foreside, Foreside assists the Sponsor and the Funds with certain functions and duties relating to distribution and marketing services to the Funds, including reviewing and approving marketing materials and certain regulatory compliance matters. Foreside also assists with the processing of creation and redemption orders. BDRY incurred $15,193 and $15,707 in distribution and related administrative services for the years ended June 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $11,339 and $2,539 in distribution and related administrative services for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor for wholesale support services at an annual rate of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BDRY incurred $93,035 and $87,902 in wholesale support fees for the years ended June 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations.

BWET pays the Sponsor for wholesale support services at an annual rate of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly. BWET incurred $20,391 and $3,209 in wholesale support fees for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023, as disclosed in the Combined Statements of Operations.

Futures Commission Merchant Fees

Each Fund pays brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees, on an annual basis, to exceed 0.40% for BDRY and 1.35% for BWET (excluding the impact on the Funds of creation and/or redemption activity) of the NAV of the respective Funds and for execution and clearing services to exceed $12 per lot on behalf of BDRY and $7 per lot on behalf of BWET, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of freight futures, Treasury Instruments or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $584,320 and $684,169 in brokerage commissions and fees for the years ended June 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $121,822 and $19,746 in brokerage commissions for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023, as disclosed in the Combined Statements of Operations.

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

The IFV is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours. The customary trading hours of the Freight Futures trading are 3:00 a.m. E.T. to 12:00 p.m. E.T. This means that there is a gap in time at the beginning and/or the end of each day during which the Funds’ shares are traded on the NYSE Arca, but real-time trading prices for contracts are not available. During such gaps in time the IFV will be calculated based on the end of day price of such contracts from the Baltic Exchange’s and ICE’s immediately preceding trading session. In addition, other investments and U.S. Treasuries held by the Funds will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor or broker-dealer quotes. These investments will not be included in the IFV.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

The Sponsor recognizes the importance of managing cybersecurity risks to protect its business operations, clients, and stakeholders. The Sponsor has implemented a comprehensive Cybersecurity Policies and Procedures Plan applicable to the Funds, which outlines the Sponsor’s approach to identifying, assessing, and mitigating cybersecurity threats and vulnerabilities in alignment with industry standards and best practices.

Risk Management and Strategy

Cybersecurity Risk Assessment and Management: The Sponsor has established a risk-based cybersecurity framework for the Funds to manage cybersecurity risks. This framework includes regular assessments of its information systems, physical and virtual infrastructure, and the data therein, to identify potential cybersecurity threats and vulnerabilities. This cybersecurity strategy is integrated into the Funds’ overall risk management processes, with specific consideration given to the confidentiality, integrity, and availability of our information systems.

Third-Party Service Providers: The Sponsor engages with various third-party service providers for critical operations and services. The Sponsor conducts cybersecurity risk assessments of all vendors and business partners with access to our networks or sensitive information. These assessments ensure that third-party cybersecurity policies align with our cybersecurity standards.

Material Impact of Cybersecurity Threats: To date, there have been no known material cybersecurity incidents that have significantly impacted the Funds’ business strategies, results of operations, or financial condition. The Sponsor continues to monitor systems and processes to mitigate potential cybersecurity risks actively.

Governance

Sponsor Oversight: The Sponsor has a fundamental role in overseeing the Funds’ cybersecurity risk management. The Sponsor receives regular updates on cybersecurity matters from management and third-party service providers, ensuring that cybersecurity risks are managed proactively at the highest level of the organization.

Management’s Role: The Sponsor’s Chief Compliance Officer is responsible for overseeing the development, implementation, and ongoing management of the Fund’s Cybersecurity Policies and Procedures including the monitoring of our systems for potential cybersecurity events and the implementation of preventive and mitigative measures.

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

As of June 30, 2024, BDRY had approximately 9,960 holders of its shares.

Shares of BWET have traded on the NYSE Arca under the symbol “BWET” since May 3, 2023.

As of June 30, 2024, BWET had approximately 2,016 holders of its shares.

Dividends

The Funds have not made and do not currently intend to make cash distributions to their shareholders.

Issuer Purchases of Equity Securities

The Funds do not purchase shares directly from their shareholders.

Authorized Participant redemption activity for each Fund during the period from April 1, 2024 through June 30, 2024, the period from April 1, 2023 through June 30, 2023 was as follows:

BDRY
	Total	Average
	Number	Price
	of Shares	Paid per
Period of Redemption	Redeemed	Share
Period from April 1, 2024 through June 30, 2024	1,875,000	$12.65
Period from April 1, 2023 through June 30, 2023	1,725,000	$8.69

BDRY
	Total	Average
	Number	Price
	of Shares	Paid per
Period of Redemption	Redeemed	Share
Period from April 1, 2024 through June 30, 2024	75,000	$17.92
Period from April 1, 2023 through June 30, 2023	—	$—

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust and the Funds included elsewhere in this annual report on Form 10-K.

This information should be read in conjunction with the financial statements and notes included in Item 8 of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Amplify Commodity Trust’s forward-looking statements are not guarantees of future results and conditions, and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

The following graphs illustrate changes in (i) the price of each Fund’s Shares (reflected, as applicable, by the graphs “Comparison of Per Share BDRY NAV to BDRY Market Value for the Three Months Ended June 30, 2024 and 2023”, “Comparison of Per Share BDRY NAV to BDRY Market Value for the Year Ended June 30, 2024 and 2023” and “Comparison of Per Share BWET NAV to BWET Market Value for the Three Months Ended June 30, 2024”, “Comparison of Per Share BWET NAV to BWET Market Value for the Year Ended June 30, 2024 and for the Period From May 3, 2023 (Commencement of Operations) to June 30, 2023” and (ii) each Fund’s NAV (as reflected by the graphs “Comparison of BDRY NAV to Benchmark Index for the Three Months Ended June 30, 2024 and 2023”, “Comparison of BDRY NAV to Benchmark Index for the Year Ended June 30, 2024 and 2023” and “Comparison of BWET NAV to Benchmark Index for the Three Months Ended June 30, 2024”, “Comparison of BWET NAV to Benchmark Index for the Year Ended June 30, 2024, and for the Period From May 3, 2023 (Commencement of Operations) to June 30, 2023”).

Each Benchmark Portfolio is frictionless, in that it does not take into account fees or expenses associated with investing in the applicable Fund. The performance of the Funds involves friction, in that fees and expenses impose a drag on performance.

Breakwave Dry Bulk Shipping ETF

During the year ended June 30, 2024, dry bulk spot rates improved versus the previous year, with the benchmark Baltic Dry Index rising steadily, reaching its highest point in December 2023 before declining and trading in a tight range for the remainder of the period.

Geopolitical turmoil has greatly affected shipping, as the Israel-Hamas conflict and the resulting ship attacks in the Red Sea passage have rearranged shipping routes in the process lengthening the average trip and leading to significant disruptions across all shipping segments. For dry bulk, longer sailing distances have also increased demand for ships while bulk commodity flows have also seen increases versus the previous year. Although dry bulk has not been affected as much as other shipping segments from the ongoing conflict, spot rates have remained elevated during the second half of the fiscal year.

In addition, low water levels in the main lake that feeds the Panama Canal locks led to a decrease in the daily vessel transits of the Canal for most of the year, further pressuring the global supply of ships. However, increasing rains during the spring and early summer months led to a gradual increase in the daily transits which by the end of the period were approaching normal levels.

During the year ended June 2024, iron ore trade volumes have experienced a significant increase versus the previous year, as China continued to import record amount of the steelmaking material. At the same time, portside inventories of iron ore have increased in tandem, as steel demand in China remains subdued due to weak domestic demand for new construction. Although various stimulus programs have been introduced during the period, the Chinese real estate sector remained in a relatively fragile state for the third year in a row, and while steel demand for manufacturing has increased, such improvement has been more than offset by weaker demand for construction. Iron ore prices continued to decline throughout the period, due to the aforementioned soft steel fundamentals. Coal volumes have remained relatively flat versus last year, on a slower pace in growth from China and India offset by weakening flows into Europe. Grains trade has experienced growth on improved US and Ukrainian exports.

The combination of relatively strong Chinese bulk commodity demand combined with global disruptions due to geopolitical conflicts and the weather-related disruptions in the Panama Canal pushed spot rates for dry bulk shipping higher, leading to the relative outperformance for average spot rates year-over-year.

The dry bulk orderbook increased marginally throughout the period from record low levels as period rates increased, incentivizing owners to place new orders.

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

The per Share market value of BDRY and its NAV tracked closely for the three months ended June 30, 2024.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the year ended June 30, 2024.

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

The graph above compares the return of BDRY with the benchmark portfolio returns for the three months ended June 30, 2024. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the year ended June 30, 2024. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

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

FOR THE YEAR ENDED JUNE 30, 2024

Fund Share Price Performance

During the year ended June 30, 2024, the NYSE Arca market value of each share increased (120.54%) from $5.55 per share, representing the closing price on June 30, 2023, to $12.24 per share, representing the closing price on June 30, 2024. The share price high and low for the year ended June 30, 2024 and related change from the closing share price on June 30, 2023 was as follows: shares traded from a high of $16.84 per share (203.42%) on March 8, 2024 to a low of $4.50 per share (-18.92%) on July 19, 2023.

Fund Share Net Asset Value Performance

For the year ended June 30, 2024, the net asset value of each share increased (-119.75%) from $5.52 per share to $12.13 per share. Net gains in the futures contracts and Fund expenses resulted in the overall increase in the NAV per share during the year ended June 30, 2024.

Net income for the year ended June 30, 2024, was $46,770,200, resulting from net realized losses on investments and futures contracts of $34,476,191, net unrealized losses on investments and futures contracts of $12,895,930, and the net investment loss of $601,921.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

During the three months ended June 30, 2024, the NYSE Arca market value of each Share decreased (-11.69%) from $13.86 per Share, representing the closing price on March 31, 2024, to $12.24 per Share, representing the closing price on June 30, 2024. The Share price high and low for the three months ended June 30, 2024 and related change from the closing Share price on March 31, 2024 was as follows: Shares traded from a high of $14.60 per Share (+5.34%) on May 7, 2024 to a low of $11.40 per Share (-17.75%) on June 25, 2024.

Fund Share Net Asset Performance

For the three months ended June 30, 2024, the net asset value of each Share decreased (-13.30%) from $13.99 per Share to $12.13 per Share. For the three months ended June 30, 2024, losses in the investments and futures contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the period.

Net loss for the three months ended June 30, 2024, was $8,985,451, resulting from net realized gains on investments and futures contracts of $6,149,798, net unrealized gains on investments and futures contracts of $1,657,900, and the net investment loss of $1,177,753.

FOR THE PERIOD FROM MAY 3, 2023 TO JUNE 30, 2023

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

Breakwave Tanker Shipping ETF

During the period ended June 30, 2024, crude tanker spot rates experienced low volatility, with average spot rates for Very Large Crude Carriers (VLCC) steadily declining throughout the period.

Geopolitical turmoil has greatly affected global shipping, as the Israel-Hamas conflict and the resulting ship attacks in the Red Sea passage have rearranged shipping routes in the process lengthening the average trip and leading to significant disruptions across all shipping segments. For crude tanker shipping the impact has been relatively small, as most of the crude shipped in Very Large Crude Carriers (VLCCs) do not use the Suez Canal. Although the disruption initially did also have a knock-on effect on crude tanker rates, fundamentally this sub sector of the broader tanker market has not been affected by the conflict.

China remains the main region of demand growth for crude oil and, as a result, for crude tanker demand. However, slower oil import growth and weaker domestic demand in China remains a major concern for tanker rates. The Chinese economy has experienced a deceleration in economic growth, and although import activity has been relatively stable, during the first half of 2024 oil imports declined marginally. With OPEC+ maintaining its existing production quota throughout the period, there has been little room for tanker demand growth, and although longer sailing distances associated with Brazilian and US oil exports have aided overall tanker demand, such an increase has not been sufficient to push spot tanker rates higher. Towards the end of the period, OPEC+ announced its intention to gradually increase oil production starting in the fall of 2024, which, all else equal, should increase demand for crude tankers.

The crude tanker orderbook for the next few years remains historically low, with very few new vessel deliveries during the period aiding the overall projected market balance. However, the orderbook marginally increased during the period from the record low levels of summer 2023.

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

The per Share market value of BWET and its NAV tracked closely for the three months ended June 30, 2024.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the year ended June 30, 2024.

25
20
15
10
5
0
5/3/2023
5/5/2023
5/7/2023
5/9/2023
5/11/2023
5/13/2023
5/15/2023
5/17/2023
5/19/2023
5/21/2023
5/23/2023
5/25/2023
5/27/2023
5/29/2023
5/31/2023
6/2/2023
6/4/2023
6/6/2023
6/8/2023
6/10/2023
6/12/2023
6/14/2023
6/16/2023
6/18/2023
6/20/2023
6/22/2023
6/24/2023
6/26/2023
6/28/2023
6/30/2023
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

The graph above compares the return of BWET with the benchmark portfolio returns for the three months ended June 30, 2024. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BWET with the benchmark portfolio returns for the year ended June 30, 2024. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

FOR THE YEAR ENDED JUNE 30, 2024

Fund Share Price Performance

During the year ended June 30, 2024, the NYSE Arca market value of each share decreased (-19.59%) from $20.88 per share, representing the closing price on June 30, 2023, to $16.79 per share, representing the closing price on June 30, 2024. The share price high and low for the year ended June 30, 2024 and related change from the closing share price on June 30, 2023 was as follows: shares traded from a high of $20.98 per share (+0.48%) on February 16, 2024 to a low of $13.96 per share (-33.14%) on October 5, 2023.

Fund Share Net Asset Value Performance

For the year ended June 30, 2024, the net asset value of each share decreased (-19.88%) from $20.83per share to $16.69 per share. Net losses in the futures contracts and Fund expenses resulted in the overall decrease in the NAV per share during the year ended June 30, 2024.

Net loss for the year ended June 30, 2024, was $318,928, resulting from net realized losses on investments and futures contracts of $827,253, net unrealized gains on investments and futures contracts of $941,167, and the net investment loss of $205,014.

FOR THE THREE MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

During the three months ended June 30, 2024, the NYSE Arca market value of each Share decreased (-9.88%) from $18.63 per Share, representing the closing price on March 31, 2024, to $16.79 per Share, representing the closing price on June 30, 2024. The Share price high and low for the three months ended June 30, 2024 and related change from the closing Share price on March 31, 2024 was as follows: Shares traded from a high of $19.80 per Share (+6.28%) on April 12, 2024 to a low of $16.18 per Share (-13.15%) on June 18, 2024.

Fund Share Net Asset Performance

For the three months ended June 30, 2024, the net asset value of each Share decreased (-10.51%) from $18.65 per Share to $16.69 per Share. For the three months ended June 30, 2024, losses in the investments and futures contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the period.

Net loss for the three months ended June 30, 2024, was $658,305, resulting from net realized gains on investments and futures contracts of $164,816, net unrealized gains on investments and futures contracts of $121,364, and the net investment loss of $372,125.

FOR THE PERIOD FROM MAY 3, 2023 TO JUNE 30, 2023

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, and cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in Freight Futures, cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Funds is paid to the Funds. During the years ended June 30, 2024 and 2023, BDRY earned $1,816,833 and $1,255,773, respectively, in interest income. BWET earned $42,508 for the year ending June 30, 2024 and $4,478 in interest income for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

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

Off Balance Sheet Financing

As of June 30, 2024, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

The Funds currently accrue their daily expenses based on accrued expense amounts established and monitored by the Sponsor, subject to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Funds. BDRY aggregated $435,119 and $734,699, of which $23,879 and $-0- was waived by Breakwave for the three months ended June 30, 2024 and 2023, respectively. BWET aggregated $116,064 and $123,053, of which $90,114 and $7,574 was waived by Breakwave for the three months ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023. In addition, expenses assumed by the Sponsor for BDRY aggregated $-0-and $-0- for the three months ended June 30, 2024 and 2023, respectively. For BWET, the Sponsor assumed $-0-and $77,450 of expenses for the three months ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023. Note that the expenses assumed for the period from May 3, 2023 (commencement of operations) to June 30, 2023 were assumed by the Former Sponsor.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplemental Data.

AMPLIFY COMMODITY TRUST

Combined Statements of Assets and Liabilities

June 30, 2024

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE TANKER SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $8,348,195 and $1,029,920, respectively)	$8,348,195	$1,029,920	$9,378,115
Segregated cash held by broker	31,739,612	1,243,877	32,983,489
Due from Sponsor	-	22,674	22,674
Interest receivable	119,526	4,504	124,030
Total assets	40,207,333	2,300,975	42,508,308
Liabilities
Due to Sponsor	36,204	-	36,204
Payable on open futures contracts	788,675	115,880	904,555
Other accrued expenses	269,300	97,278	366,578
Total liabilities	1,094,179	213,158	1,307,337

Net Assets	$39,113,154	$2,087,817	$41,200,971

Shares outstanding (unlimited authorized)	3,225,040	125,100
Net asset value per share	$12.13	$16.69
Market value per share	$12.24	$16.79

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Assets and Liabilities

June 30, 2023

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE TANKER SHIPPING ETF	COMBINED
Assets
Investment in securities, at fair value (cost $39,591,860 and $475,048, respectively)	$39,591,860	$475,048	$40,066,908
Segregated cash held by broker	35,323,736	2,879,954	38,203,690
Receivable on open futures contracts	-	825,287	825,287
Interest receivable	145,794	2,001	147,795
Total assets	75,061,390	4,182,290	79,243,680
Liabilities
Due to Sponsor	156,055	8,776	164,831
Payable on open futures contracts	13,669,745	-	13,669,745
Other accrued expenses	41,691	4,762	46,453
Total liabilities	13,867,491	13,538	13,881,029

Net Assets	$61,193,899	$4,168,752	$65,362,651

Shares outstanding (unlimited authorized)	11,075,040	200,100
Net asset value per share	$5.53	$20.83
Market value per share	$5.55	$20.88

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Schedule of Investments

June 30, 2024

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE TANKER SHIPPING ETF	COMBINED
MONEY MARKET FUNDS – 21.3% and 49.3%, respectively
Invesco Government & Agency Portfolio - Institutional Class, 5.24% (a) (8,348,195 and 1,029,920 shares, respectively)	$8,348,195	$1,029,920	$9,378,115
TOTAL MONEY MARKET FUNDS (Cost $8,348,195 and $1,029,920, respectively))	8,348,195	1,029,920	9,378,115
Total Investments (Cost $8,348,195 and $1,029,920, respectively) - 21.3% and 49.3%, respectively	8,348,195	1,029,320	9,378,115
Other Assets in Excess of Liabilities - 78.7% and 50.7%, respectively (b)	30,764,959	1,057,897	31,822,856
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$39,113,154	$2,087,817	$41,200,971

(a)	Annualized seven-day yield as of June 30, 2024.
(b)	$31,739,612 and $1,243,877 respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF Futures Contracts June 30, 2024	Unrealized Appreciation/ (Depreciation)	Unrealized Appreciation/ (Depreciation)	Amplify Commodity Trust
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring July 31, 2024 (Underlying Face Amount at Market Value - $6,807,570) (245 contracts)	$328,945	$-	$328,945
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring August 31, 2024 (Underlying Face Amount at Market Value - $6,249,215) (245 contracts)	(229,410)	-	(229,410)
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring September 30, 2024 (Underlying Face Amount at Market Value - $6,383,965) (245 contracts)	(94,660)	-	(94,660)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 31, 2024 (Underlying Face Amount at Market Value - $4,895,690) (335 contracts)	(454,310)	-	(454,310)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 31, 2024 (Underlying Face Amount at Market Value - $5,105,065) (335 contracts)	(244,935)	-	(244,935)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 30, 2024 (Underlying Face Amount at Market Value - $5,334,875) (335 contracts)	(15,125)	-	(15,125)
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 31, 2024 (Underlying Face Amount at Market Value - $1,273,555) (85 contracts)	(33,195)	-	(33,195)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 31, 2024 (Underlying Face Amount at Market Value - $1,281,035) (85 contracts)	(25,715)	-	(25,715)
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 30, 2024 (Underlying Face Amount at Market Value - $1,286,730) (85 contracts)	(20,270)	-	(20,270)
	$(788,675)	$-	$(788,675)

BREAKWAVE TANKER SHIPPING ETF Futures Contracts June 30, 2024	Unrealized Appreciation/ (Depreciation)	Unrealized Appreciation/ (Depreciation)	Amplify Commodity Trust
Baltic Freight Route Middle East Gulf to China Expiring July 31, 2024 (Underlying Face Amount at Market Value - $584,600) (50 contracts)	$-	$(53,469)	$(53,469)
Baltic Freight Route Middle East Gulf to China Expiring August 31, 2024 (Underlying Face Amount at Market Value - $592,500) (50 contracts)	-	(45,569)	(45,569)
Baltic Freight Route Middle East Gulf to China Expiring September 30, 2024 (Underlying Face Amount at Market Value - $622,500) (50 contracts)	-	(15,569)	(15,569)
Baltic Freight Route West Africa to Continent Expiring July 31, 2024 (Underlying Face Amount at Market Value - $83,710) (5 contracts)	-	(1,232)	(1,232)
Baltic Freight Route West Africa to Continent Expiring August 31, 2024 (Underlying Face Amount at Market Value - $78,895) (5 contracts)	-	(41)	(41)
	$-	$(115,880)	$(115,880)

See accompanying notes to combined financial statements

AMPLIFY COMMODITY TRUST

Combined Schedule of Investments

June 30, 2023

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE TANKER SHIPPING ETF	COMBINED
MONEY MARKET FUNDS - 64.7% and 11.4%, respectively
First American US Treasury Obligations Fund, Class X, 5.04% (a)	$39,591,860	$475,048	$40,066,908
TOTAL MONEY MARKET FUNDS (Cost $39,591,860 and $475,048, respectively)	39,591,860	475,048	40,066,908
Total Investments (Cost $39,591,860 and $475,048, respectively) - 64.7% and 11.4%, respectively	39,591,860	475,048	40,066,908
Other Assets in Excess of Liabilities - 35.3% and 88.6%, respectively (b)	21,602,039	3,693,704	25,295,743
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$61,193,899	$4,168,752	$65,362,651

(a)	Annualized seven-day yield as of June 30, 2023.
(b)	$35,323,736 and $2,879,954, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF Futures Contracts June 30, 2023	Unrealized Appreciation/ (Depreciation)	Unrealized Appreciation/ (Depreciation)	Amplify Commodity Trust
Baltic Capesize Time Charter Expiring July 28, 2023 (Underlying Face Amount at Market Value - $9,552,340) (620 contracts)	$(2,288,410)	$-	$(2,288,410)
Baltic Capesize Time Charter Expiring August 25, 2023 (Underlying Face Amount at Market Value - $10,172,340) (620 contracts)	(1,668, 410)	-	(1,668,410)
Baltic Capesize Time Charter Expiring September 29, 2023 (Underlying Face Amount at Market Value - $10,781,180) (620 contracts)	(1,059,570)	-	(1,059,570)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 28, 2023 (Underlying Face Amount at Market Value - $7,122,330) (810 contracts)	(3,404,475)	-	(3,404,475)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 25, 2023 (Underlying Face Amount at Market Value - $8,311,410) (810 contracts)	(2,248,325)	-	(2,248,325)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 29, 2023 (Underlying Face Amount at Market Value - $9,218,610) (810 contracts)	(1,356,325)	-	(1,356,325)
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 28, 2023 (Underlying Face Amount at Market Value - $1,752,750) (190 contracts)	(732,250)	-	(732,250)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 25, 2023 (Underlying Face Amount at Market Value - $1,938,000) (190 contracts)	(547,000)	-	(547,000)
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 29, 2023 (Underlying Face Amount at Market Value - $2,120,000) (190 contracts)	(364,980)	-	(364,980)
	$(13,669,745)	-	$(13,669,745)

BREAKWAVE TANKER SHIPPING ETF Futures Contracts June 30, 2023
Baltic Freight Route Middle East Gulf to China Expiring July 28, 2023 (Underlying Face Amount at Market Value - $1,296,000) (90 contracts)	$-	$300,377	$300,377
Baltic Freight Route Middle East Gulf to China Expiring August 25, 2023 (Underlying Face Amount at Market Value - $1,229,400) (90 contracts)	-	233,777	233,777
Baltic Freight Route Middle East Gulf to China Expiring September 29, 2023 (Underlying Face Amount at Market Value - $1,234,800) (90 contracts)	-	239,177	239,177
Baltic Freight Route West Africa to UK Continent Expiring July 28, 2023 (Underlying Face Amount at Market Value - $95,450) (5 contracts)	-	19,567	19,567
Baltic Freight Route West Africa to UK Continent Expiring August 25, 2023 (Underlying Face Amount at Market Value - $179,400) (10 contracts)	-	19,121	19,121
Baltic Freight Route West Africa to UK Continent Expiring September 29, 2023 (Underlying Face Amount at Market Value - $89,150) (5 contracts)	-	13,268	13,268
	$-	$825,287	$825,287

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Year Ended June 30, 2024

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE TANKER SHIPPING ETF	COMBINED
Investment Income
Interest	$1,816,833	$42,508	$1,859,341
Expenses
Sponsor fee	125,001	50,001	175,002
CTA fee	822,362	52,076	874,438
Audit fees	83,992	51,880	135,872
Tax preparation fees	313,244	11,252	324,496
Admin/accounting/custodian/transfer agent fees	56,653	52,250	108,903
Legal fees	80,314	75,906	156,220
Chief Compliance Officer fees	24,978	24,978	49,956
Principal Financial Officer fees	24,978	24,978	49,956
Regulatory reporting fees	24,978	24,978	49,956
Brokerage commissions	584,320	121,822	706,142
Distribution fees	15,193	11,339	26,532
NJ Filing fees	98,381	3,128	101,509
Insurance expense	12,503	11,503	24,006
Listing and calculation agent fees	7,191	6,252	13,443
Marketing expenses	15,012	15,004	30,016
Trustee fees	2,508	2,508	5,016
Printing and postage	54,307	14,300	68,607
Wholesale support fees	93,035	20,391	113,426
Miscellaneous expenses	3,683	2,510	6,193
Total Expenses	2,442,633	577,056	3,019,689
Less: Waiver of CTA fee	(23,879)	(52,076)	(75,955)
Less: Expenses absorbed by Sponsor	-	(277,458)	(277,458)
Net Expenses	2,418,754	247,522	2,666,276
Net Investment Loss	(601,921)	(205,014)	(806,935)
Net Realized and Unrealized Gain (Loss) on Investment Activity
Net Realized Gain (Loss) on
Investments, and futures contracts	34,476,191	827,253	35,303,444
Change in Unrealized Gain (Loss) on
Investments and futures contracts	12,895,930	(941,167)	11,954,763
Net realized and unrealized gain (loss)	47,372,121	(113,914)	47,258,207
Net income (loss)	$46,770,200	$(318,928)	$46,451,272

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Year Ended June 30, 2023

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE TANKER SHIPPING ETF	COMBINED
Investment Income
Interest	$1,255,773	$4,478	$1,260,251
Expenses
Sponsor fee	128,597	8,083	136,680
CTA fee	760,089	7,574	767,663
Audit fees	78,000	20,000	98,000
Tax preparation fees	205,073	16,568	221,641
Admin/accounting/custodian/transfer agent fees	66,005	9,666	75,671
Legal fees	45,002	7,274	52,276
Chief Compliance Officer fees	24,999	4,041	29,040
Principal Financial Officer fees	24,999	4,041	29,040
Regulatory reporting fees	24,999	4,041	29,040
Brokerage commissions	684,169	19,746	703,915
Distribution fees	15,707	2,539	18,246
NJ Filing fees	172,716	7,500	180,216
Insurance expense	15,001	2,425	17,426
Listing and calculation agent fees	9,203	1,091	10,294
Marketing expenses	36,003	2,425	38,428
Other expenses	15,001	2,425	17,426
Website support and marketing materials	10,502	205	10,707
Printing and Postage	15,111	200	15,311
Wholesale support fees	87,902	3,209	91,111
Interest expense	1,561	-	1,561
Total Expenses	2,420,639	123,053	2,543,692
Less: Waiver of CTA fee	(22,434)	(7,574)	(30,008)
Less: Expenses absorbed by Sponsor	-	(77,450)	(77,450)
Net Expenses	2,398,205	38,029	2,436,234
Net Investment Loss	(1,142,432)	(33,551)	(1,175,983)
Net Realized and Unrealized Gain (Loss) on Investment Activity
Net Realized Gain (Loss) on
Investments, futures and options contracts	(30,983,820)	375,516	(30,608,304)
Change in Unrealized Gain (Loss) on
Investments, futures and options contracts	(4,404,570)	825,287	(3,579,283)
Net realized and unrealized gain (loss)	(35,388,390)	1,200,803	(34,187,587)
Net income (loss)	$(36,530,822)	$1,167,252	$(35,363,570)

*	Period from May 3, 2023 (commencement of investment operations) to June 30, 2023.

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Year Ended June 30, 2024

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE TANKER SHIPPING ETF	COMBINED
Net Assets at Beginning of Year	$61,193,899	$4,168,752	$65,362,651
Increase (decrease) in Net Assets from share transactions
Addition of 4,700,000 and 775,000 shares, respectively	38,500,878	13,460,368	51,961,246
Redemption of 12,550,000 and 850,000 shares, respectively	(107,351,823)	(15,222,375)	(122,574,198)
Net decrease in Net Assets from share transactions	(68,850,945)	(1,762,007)	(70,612,952)
Increase (decrease) in Net Assets from operations
Net investment income (loss)	(601,921)	(205,014)	(806,935)
Net realized gain (loss)	34,476,191	827,253	35,303,444
Change in net unrealized gain (loss)	12,895,930	(941,167)	11,954,763
Net increase (decrease) in Net Assets from operations	46,770,200	(318,928)	46,451,272
Net Assets at End of Year	$39,113,154	$2,087,817	$41,200,971

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Year Ended June 30, 2023

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE TANKER SHIPPING ETF	COMBINED
Net Assets at Beginning of Year	$46,487,168	$-	$46,487,168
Increase (decrease) in Net Assets from share transactions
Addition of 4,850,000 shares	112,635,604	3,001,500	115,637,104
Redemption of 6,075,000 shares	(61,398,051)	-	(61,398,051)
Net increase (decrease) in Net Assets from share transactions	51,237,553	3,001,500	54,239,053
Increase (decrease) in Net Assets from operations
Net investment income (loss)	(1,142,432)	(33,551)	(1,175,983)
Net realized gain (loss)	(30,983,820)	375,516	(30,608,304)
Change in net unrealized gain (loss)	(4,404,570)	825,287	(3,579,283)
Net increase (decrease) in Net Assets from operations	(36,530,822)	1,167,252	(35,363,570)
Net Assets at End of Year	$61,193,899	$4,168,752	$65,362,651

*	Period from May 3, 2023 (commencement of investment operations) to June 30, 2023.

See accompanying notes to combined financial statements

AMPLIFY COMMODITY TRUST

Combined Statements of Cash Flows

Year Ended June 30, 2024

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE TANKER SHIPPING ETF	COMBINED
Cash flows used in operating activities
Net income (loss)	$46,770,200	$(318,928)	$46,451,272
Adjustments to reconcile net income (loss) to net cash provided by/used in operating activities:
Net realized (gain) loss on investments	(34,476,191)	(827,253)	(35,303,444)
Sale (purchase) of investments, net	78,615,786	(668,786)	77,947,000
Change in net unrealized loss (gain) on futures	(12,895,930)	941,167	(11,954,763)
Change in operating assets and liabilities:
Decrease (increase) in interest receivable	26,268	(2,503)	23,765
Decrease (increase) in due from sponsor	-	(22,674)	(22,674)
Increase in receivable on open futures contracts	-	825,287	825,287
Increase in payable on open futures contracts	(12,881,080)	115,880	(12,765,190)
Increase (decrease) in due to sponsor	(119,851)	(8,776)	(128,627)
Increase (decrease) in accrued expenses	227,609	92,516	320,125
Net cash used in operating activities	65,266,821	125,930	65,392,751
Cash flows from financing activities
Proceeds from sale of shares	38,500,878	13,460,368	51,961,246
Paid on redemption of shares	(107,351,823)	(15,222,375)	(122,574,198)
Net cash provided by/used in financing activities	(68,850,945)	(1,762,007)	(70,612,952)
Net increase (decrease) in cash and restricted cash	(3,584,124)	(1,636,077)	(5,220,201)
Cash and restricted cash, beginning of year	35,323,736	2,879,954	38,203,690
Cash and restricted cash, end of year	$31,739,612	$1,243,877	$32,983,489
The following table provides a reconciliation of cash and restricted cash reported within the Combined Statements of Assets and Liabilities that sum to the total of such amounts shown on the Combined Statements of Cash Flows.
Cash	$-	$-	$-
Segregated cash held by broker	31,739,612	1,243,877	32,983,489
Total cash and restricted cash as shown on the combined statements of cash flows.	$31,739,612	$1,243,877	$32,983,489

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Cash Flows

Year Ended June 30, 2023

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE TANKER SHIPPING ETF*	COMBINED
Cash flows used in operating activities
Net income (loss)	$(36,530,822)	$1,167,252	$(35,363,570)
Adjustments to reconcile net income (loss) to net cash provided by/used in operating activities:
Net realized (gain) loss on investments	30,983,820	(375,516)	30,608,304
Change in net unrealized gain (loss) on investments	4,404,570	(825,287)	3,579,283
Change in operating assets and liabilities:
Sale (purchase) of investments, net	(57,771,487)	725,755	(57,045,732)
Decrease in subscriptions receivable	1,684,835	-	1,684,835
Increase in interest receivable	(128,553)	(2,001)	(130,554)
Increase in receivable on open futures contracts	-	(825,287)	(825,287)
Increase in payable on open futures contracts	4,404,570	-	4,404,570
Increase (decrease) in due to Sponsor	(115,691)	8,776	(106,915)
Increase (decrease) in other accrued expenses	(33,536)	4,762	(28,774)
Net cash used in operating activities	(53,102,294)	(121,546)	(53,223,840)
Cash flows from financing activities
Proceeds from sale of shares	112,635,604	3,001,500	115,637,104
Paid on redemption of shares	(61,398,051)	-	(61,398,051)
Net cash provided by financing activities	51,237,553	3,001,500	54,239,053
Net increase (decrease) in cash and restricted cash	(1,864,741)	2,879,954	1,015,213
Cash and restricted cash, beginning of year	37,188,477	-	37,188,477
Cash and restricted cash, end of year	$35,323,736	$2,879,954	$38,203,690
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

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2024 and 2023

(1) Organization

Amplify Commodity Trust (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. Effective after the close of trading on February 14, 2024, ETF Managers Capital LLC, as the prior sponsor and commodity pool operator (the “Former Sponsor”) of the Trust, entered into an agreement (the “Transfer Agreement”) to resign as Sponsor to the Trust and transfer its role as the Trust’s sponsor to Amplify Investments LLC (the “Sponsor.”) Under the terms of the Transfer Agreement, the Former Sponsor no longer has any involvement in the operations, management or marketing of the Fund. In connection with this change of Sponsor, Trust changed its name from the ETF Managers Group Commodity Trust I to the Amplify Commodity Trust. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently consists of two separate series. BREAKWAVE DRY BULK SHIPPING ETF (“BDRY”), is the first series of the Trust and is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The second series of the Trust, BREAKWAVE TANKER SHIPPING ETF (“BWET”), each a “Fund” and together with BDRY, the “Funds”), is also a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The Funds are managed and controlled by the Sponsor, a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Trading Association (“NFA”). Breakwave Advisors, LLC (“Breakwave”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as the Funds commodity trading advisor.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the years ended June 28, 2024 and June 30, 2023, was at 4:00 p.m. Eastern Time on June 28, 2024 and June 30, 2023, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the years ended June 30, 2024 and June 30, 2023.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at June 30, 2024 and June 30, 2023.

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

The following tables summarize BDRY’s valuation of investments at June 30, 2024 and June 30, 2023 using the fair value hierarchy:

	June 30, 2024
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$8,348,195	$(788,675)	$7,559,520

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

Transfers between levels are recognized at the end of the reporting period. During the years ended June 30, 2024 and June 30, 2023 , BDRY recognized no transfers from Level 1, Level 2 or Level 3.

The following table summarizes BWET’s valuation of investments at June 30, 2024 and June 30, 2023 using the fair value hierarchy:

	June 30, 2024
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$1,029,920	$(115,880)	$914,040

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

Transfers between levels are recognized at the end of the reporting period. During the years ended June 30, 2024 and June 30, 2023, BWET recognized no transfers from Level 1, Level 2 or Level 3.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at June 30, 2024 and June 30, 2023. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

All open derivative positions at June 30, 2024 and June 30, 2023, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Fund transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value*	Combined Statements of Assets and Liabilities	Fair Value
Dry Bulk Index Rates Market Risk		$-	Payable on open futures contracts	$788,675

*	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2023

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value*
Dry Bulk Index Rates Market Risk		$-	Payable on open futures contracts	$13,669,745

*	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$34,476,191	$12,895,930

The futures contracts open at June 30, 2024 are indicative of the activity for the year ended June 30, 2024.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(30,983,820)	$(4,404,570)

The futures contracts open at June 30, 2023 are indicative of the activity for the year ended June 30, 2023.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value*	Combined Statements of Assets and Liabilities	Fair Value
Crude Oil Tanker Index Rates Market Risk	Receivable on open futures contracts	$-	Payable on open futures contracts	$115,880

*	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2023

	Asset Derivatives			Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value		Combined Statements of Assets and Liabilities	Fair Value
Crude Oil Tanker Index Rates Market Risk	Receivable on open futures contracts	$825,287	*	Payable on open futures contracts	$-

*	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$827,253	$(941,167)

The futures contracts open at June 30, 2024 are indicative of the activity for the year ended June 30, 2024.

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $23,879 and, $22,434  for the years ended June 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. Effective September 1, 2022 Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At June 30, 2024, BDRY is subject to potential future repayments of $23,879 to Breakwave. The potential future repayments expire during the year ending June 30, 2027 in the amount of $23,879.

BWET pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.30% of its average daily net assets, or $50,000. BWET also pays an annual CTA license and service fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BWET such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BWET’s average daily net assets through December 31, 2024 (the “BWET Expense Cap”). The assumption of expenses by the Sponsor and waiver of BWET’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BWET’s CTA fees, pursuant to the undertaking, amounted to $52,076 and $7,574 for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023 as disclosed in the Combined Statements of Operations. Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At June 30, 2024, BWET is subject to potential future repayments of $414,557 to Breakwave. The potential future repayments expire during the years ending June 30, 2026 and 2027 in the amounts of $80,669 and $333,888, respectively.

The Funds currently accrue their daily expenses up to the applicable Expense Cap, or, if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of BDRY, aggregated $ $-0- and $-0- for the years ended June 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. In the case of BWET, expenses absorbed by the Sponsor aggregated $277,458 and $77,450 for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023 as disclosed in the Combined Statements of Operations.

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

Each Fund has agreed to pay U.S. Bank 0.03% of average assets under management (“AUM”), with a $25,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $56,653 and $66,005 for the years ended June 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET paid U.S. Bank $52,250 and $9,666 for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

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

Effective August 14, 2023, the Sponsor entered into a Marketing Agent Agreement (the “Marketing Agreement”) on behalf of the Trust and the Funds with Foreside Fund Services, LLC (“Foreside”), pursuant to which Foreside provides certain marketing services to the Funds. Each Fund pays an annual fee for such distribution services and related administrative services, with a minimum of approximately $10,000 payable annually. Pursuant to the Marketing Agent Agreement between the Sponsor, the Funds and Foreside, Foreside assists the Sponsor and the Funds with certain functions and duties relating to distribution and marketing services to the Funds, including reviewing and approving marketing materials and certain regulatory compliance matters. Foreside also assists with the processing of creation and redemption orders. Foreside’s principal business office is located in Portland, ME.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BWET pays the Sponsor an annual fee for wholesale support services of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly.

BDRY incurred $93,035 and $87,902 in wholesale support fees for the years ended June 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $20,391 and $3,209 in wholesale support fees for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% for BDRY and 1.30% for BWET (excluding the impact on each Fund of creation and/or redemption activity) of the net asset value of BDRY and BWET, respectively, for execution and clearing services on behalf of the Funds, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of freight futures or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $584,320 and $684,169 in brokerage commissions and fees for the years ended June 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $121,822 and $19,746 in brokerage commissions and fees for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023 as disclosed in the Combined Statement of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Funds. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $2,508 and $4,603, respectively, in trustee fees for years ended June 30, 2024 and 2023, which is included in Other Expenses in the Combined Statements of Operations. BWET incurred $2,508 and $397 in trustee fees for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BDRY by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $2,418,574 and $2,398,205 , respectively, during the years ended June 30, 2024 and 2023 in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $23,879 and $22,434  respectively, for the years ended June 30, 2024 and 2023.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $-0-, respectively, for the years ended June 30, 2024 and 2023.

The Sponsor, in accordance with the BWET Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BWET by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BWET in excess of 3.50% (excluding brokerage commissions and interest expense) of BWET’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BWET incurred $524,980 and $115,479 for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023 in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $52,076 and $7,574 for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

In addition, the assumption of Fund expenses above the BWET Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $277,458 and $77,450 for the year ended June 30, 2024, and for the period from May 3, 2023 (commencement of operations) to June 30, 2023.

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

(h) Extraordinary Fees and Expenses

The Funds will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended June 30, 2024 and 2023, BDRY did not incur such expenses. For the year ended June 30, 2024, and the period from May 3, 2023 (commencement of operations) to June 30, 2023, BWET did not incur such expenses.

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

(b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2024

	Shares	Net Assets Increase
Shares Sold	4,700,000	$38,500,878
Shares Redeemed	(12,550,000)	(107,351,823)
Net Decrease	(7,850,000)	$(68,850,945)

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2023

	Shares	Net Assets Increase
Shares Sold	14,975,000	$112,635,604
Shares Redeemed	(6,625,000)	(61,398,051)
Net Increase	8,350,000	$51,237,553

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2024

	Shares	Net Assets Increase
Shares Sold	775,000	$13,460,368
Shares Redeemed	(850,000)	(15,222,375)
Net Decrease	(75,000)	$(1,762,007)

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Period from May 3, 2023 to June 30, 2023

	Shares	Net Assets Increase
Shares Sold	200,100	$3,001,500
Shares Redeemed	-	-
Net Increase	200,100	$3,001,500

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

The Hamas-Israel conflict has stoked fears of oil supply instability in the Middle East and globally. While not having an immediate impact on global oil production or tanker trade patterns, escalation or expansion of hostilities, interventions by other groups or nations, the imposition of economic sanctions on any of the oil producing nations, disruption of shipping transit in the Straits of Hormuz or other significant trade routes, or similar outcomes could lead to oil supply instability. The conflict is ongoing and, should it escalate and expand toother oil producing nations in the region, it may have a profound negative impact on oil prices and, as a result, the supply and demand for freight that could have a negative impact on spot freight rates for dry bulk and liquid freight and on Freight Futures.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2024, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the years ended June 30, 2024 and 2023, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	BREAKWAVE DRY BULK SHIPPING ETF		BREAKWAVE TANKER SHIPPING ETF
	For the Year Ended June 30,		For the Year Ended June 30,
	2024	2023	2024	2023(a)
Net Asset Value
Net asset value per Share, beginning of year	$5.53	$17.06	$20.83	$15.00
Net investment income (loss)	(0.08)	(0.19)	(1.03)	(0.17)
Net realized and unrealized gain (loss)	6.68	(11.34)	(3.11)	6.00
Net Income (Loss)	6.60	(11.53)	(4.14)	5.83
Net Asset Value per Share, end of year	$12.13	$5.53	$16.69	$20.83
Market Value per Share, end of year	$12.24	$5.55	$16.79	$20.88
Ratios to Average Net Assets(b)
Expense Ratio(b)	4.31%	4.57%	16.07%	7.28%
Expense Ratio(b)(c) before Waiver/Assumption	4.26%	4.62%	6.89%	23.56%
Net Investment Income (Loss)(b)	(1.10)%	(2.18)%	(5.71)%	(6.42)%
Total Return, at Net Asset Value(d)	119.61%	(67.58)%	(19.89)%	38.89%
Total Return, at Market Value(d)	120.54%	(67.68)%	(19.59)%	49.89%

(a)	Period from May 3, 2023 (commencement of operations) to June 30, 2023
(b)	Percentages are annualized.
(c)	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any.
(d)	Percentages are not annualized.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Amplify Commodity Trust

Opinion on the financial statements

We have audited the following:

●	The accompanying combined statements of assets and liabilities of Breakwave Dry Bulk Shipping ETF (“BDRY”) and Breakwave Tanker Shipping ETF (“BWET”) (collectively the “Funds”), (each a series of Amplify Commodity Trust (the “Trust”), including the combined schedules of investments of the Funds and the combined schedules of the Trust, as of June 30, 2024 and 2023, the related combined statements of operations, changes in net assets and cash flows of the Trust for the years then ended, and the related notes;

●	the accompanying combined statements of operations, changes in net assets and cash flows of the Funds, and the combined schedules of the Trust, for the year ended June 30, 2024

●	the accompanying statements of operations, changes in net assets and cash flows of BDRY for the year ended June 30, 2023 and the accompanying statements of operations, changes in net assets and cash flows of BWET for the period from May 3, 2023 (commencement of operations) to June 30, 2023

●	the accompanying combined statements of operations, changes in net assets and cash flows of the Trust for the year ended June 30, 2023

●	The above are collectively referred to as the “financial statements.”

●	The related notes to the financial statements

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Funds and the Trust as of June 30, 2024 and June 30, 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

September 27, 2024

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust and each of BDRY and BWET maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the Sponsor, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Trust’s , BRDY’s and BWET’s controls and procedures and have concluded that the disclosure controls and procedures of the Trust and each of BRDY and BWET have been effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Sponsor, on behalf of the Trust and each of BRDY and BWET, are responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system for each of the Trust, BRDY and BWET is designed to provide reasonable assurance to the Sponsor regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Sponsor, including Christian Magoon, Principal Executive Officer of the Sponsor, and Bradley H. Bailey, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of each of the internal control over financial reporting for each of the Trust, BRDY and BWET as of June 30, 2024. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of June 30, 2024, the internal control over financial reporting is effective for the Trust and each of BRDY and BWET.

The Trust confirms that the certifications of the principal executive officer and principal financial officer filed with this annual report on Form 10-K are applicable to the Trust and each of BRDY and BWET.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or each of the Funds internal control over financial reporting.

Item 9B. Other Information.

None of the Sponsor’s officers have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Funds for the three months ended June 30, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor and its Management

Neither the Trust nor the Funds have executive officers. Pursuant to the terms of the Trust Agreements for the Funds, the Fund’s affairs are managed by the Sponsor. The business and affairs of the Sponsor are managed by its chief executive officer, Christian Magoon.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the Sponsor: Christian W. Magoon, Bradley H. Bailey, David F. Wilding, Edward H. Keiley III and William Belden III. These individuals are principals due to their positions; however, Mr. Magoon is also a principal due to his controlling stake in Amplify. Amplify also was listed as a principal of the Sponsor, due to its controlling stake, on June 14, 2023.

Christian W. Magoon. Mr. Magoon has been the Chief Executive Officer and President of the Sponsor since January 2015. Mr. Magoon was listed as a principal, as that term is defined in CFTC Rule 3.1, of the Sponsor on October 3, 2023. He has also served as Chief Executive Officer and President, and Chair of the Board of Trustees, of Amplify ETF Trust, including the seventeen series thereof (the “Amplify Funds”). He has also served as Chief Executive Officer of YieldShares, LLC since April 2013, and of Magoon Capital since January 2010. In these roles, Mr. Magoon has general and active management and control of the business and affairs of the firm.

Bradley H. Bailey. Mr. Bailey has been Chief Financial Officer of the Sponsor since March 2016, and Chief Financial Officer of Amplify Funds since March 2016. He was listed as a principal, as that term is defined in CFTC Rule 3.1, of the Sponsor on September 21, 2023. Mr. Bailey has primary responsibility for the financial management and reporting of the Sponsor and Amplify Funds and is in charge of its books of account and accounting records, and its accounting procedures.

David F. Wilding. Mr. Wilding serves as the Chief Operating Officer of the Sponsor since February 2023. Mr. Wilding was listed as a principal, as that term is defined in CFTC Rule 3.1, of the Sponsor on August 8, 2023. Mr. Wilding is overseeing and managing the implementation of all elements of operations of the firm. Mr. Wilding has served as the Secretary of the Amplify Funds since February 2023 and as General Counsel and Chief Compliance Officer of Performance Trust Capital Partners LLC (investment adviser and broker-dealer) and PT Asset Management, LLC (investment adviser) from August 1996 to June 2022. He was listed as a principal of Performance Trust Capital Partners LLC from October 2020 to March 2022.

Edward H. Keiley III. Mr. Keiley has been Chief Compliance Officer of the Sponsor since August 2015. Mr. Keiley was listed as a principal of the Sponsor on July 13, 2023, and has been a registered associated person and a swap associated person, and an NFA associate member of the Sponsor, since October 25, 2023. Mr. Keiley is responsible for overseeing and managing the implementation of all elements of the regulatory compliance requirements and reporting pursuant to SEC, FINRA and NYSE Arca rules and regulations. Mr. Keiley has served as the Chief Compliance Officer of the Amplify Funds since January 2015 and as a Compliance Consultant for R.J. O’Brien Securities LLC (futures broker) from December 2007 to June 2023. He has been Chief Compliance Officer of OASIS Investment Strategies, LLC from October 2009 to December 2023, and was listed as a principal of OASIS Investment Strategies, LLC (investment adviser and commodity pool operator) from December 19, 2022 to January 1, 2024.

William Belden III. Mr. Belden has been President of the Sponsor since November 2018. Mr. Belden was listed as a principal, as that term is defined in CFTC Rule 3.1, of the Sponsor on September 21, 2023. Mr. Belden manages the day-to-day operations of the firm. Mr. Belden has also served as the Vice President of the Amplify Funds since October 2020.

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

Breakwave is a limited liability company. The following individual is the President, sole investment professional and Principal, as that term is defined in CFTC Rule 3.1:

John Kartsonas. John Kartsonas is the Principal and Managing Partner of Breakwave Advisors LLC., a Commodity Trading Advisory firm based in New York. Mr. Kartsonas was listed as a principal of the Sponsor on May 17, 2017. He has been a registered associated person and an NFA associate member of Breakwave since May 17, 2017. From 2017 to the present Mr. Kartsonas has also served as a Director of Seanergy Maritime, an international shipping company listed in the Nasdaq Capital Market. Prior to that, Mr. Kartsonas was a Senior Portfolio Manager at Carlyle Commodity Management from October 2012 to January 2017, a commodity-focused investment firm based in New York and part of the Carlyle Group. He was responsible for the firm’s Shipping and Freight investments. During his tenure, he managed one of the largest freight futures funds globally. Mr. Kartsonas received his MBA from the Simon School of Business, University of Rochester.]

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

Amplify Commodity Trust

c/o Amplify Investments LLC

3333 Warrenville Road

Suite 350

Lisle, IL 60532

Item 11. Executive Compensation.

The Funds have no employees, officers or directors and are managed by the Sponsor. None of the directors or officers of the Sponsor receive compensation from the Funds.

The Sponsor receives a management fee from BDRY, monthly in arrears, in an amount equal to the greater of 0.15% per annum on the daily NAV of BDRY or $125,000. The Sponsor receives a management fee from BWET, monthly in arrears, in an amount equal to the greater of 0.30% per annum on the daily NAV of BWET or $50,000. The Sponsor has contractually agreed to assume the Funds’ expenses (excluding brokerage fees, interest expense, and extraordinary expenses) in order to cap each Funds’ total annual expenses at 3.50% per annum through March 31, 2025. The management fees paid to the Sponsor by BDRY amounted to $125,001 and $128, for the years ended June 30, 2024 and 2023, respectively. The management fees paid to the Sponsor by BWET amounted to $50,001 and $8,083 for year ended June 30, 2024, and the period from May 3, 2023 (commencement of operations) to June 30, 2023.

The Sponsor also provides Principal Financial Officer, Chief Compliance Officer, Regulatory Reporting and Wholesale Support services to the Funds. The fees for each service provided to BDRY for the year ended June 30, 2024, all of which had been paid, or accrued, at June 30, 2024, were as follows:

Service	BDRY Amount
Principal Financial Officer	$24,978
Chief Compliance Officer	24,978
Regulatory Reporting	24,978
Legal	80,314
Wholesale Support	93,035

The fees for the above services provided to BWET for the year ended June 30, 2024, all of which had been paid, or accrued, at June 30, 2024, were as follows:

Service	BWET Amount
Principal Financial Officer	$24,978
Chief Compliance Officer	24,978
Regulatory Reporting	24,978
Legal	75,906
Wholesale Support	20,391

In addition to the above, the Distributor provides Distribution services to the Funds. The fees for Distribution services paid to the Distributor were $15,193 for BDRY for the year ended June 30, 2024 and $11,339 for BWET for the year ended June 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of June 30, 2024, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Series of the Trust	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class
BDRY	Citibank 3801 Citibank Center B/3RD Floor/Zone 12 Tampa, Florida 33610	585,183 shares	18.14%
BDRY	Charles Schwab & Co Inc. 211 Main Street San Francisco, California 94105-1905	501,856 shares	15.56%
BDRY	Interactive Brokers LLC One Pickwick Plaza, Greenwich, CT 06830	493,169	15.29%
BDRY	National Financial Services LLC 499 Washington Boulevard Jersey City, New Jersey 07310-1995	368,184 shares	11.42%
BDRY	Morgan Stanley Smith Barney LLC 1300 Thames Street, 6th Floor Baltimore, Maryland 21231	225,538 shares	6.99%
BWET	National Financial Services LLC 499 Washington Boulevard Jersey City, New Jersey 07310-1995	28,317 shares	22.64%
BWET	Interactive Brokers LLC One Pickwick Plaza, Greenwich, CT 06830	28,217 shares	22.56%
BWET	Charles Schwab & Co Inc. 211 Main Street San Francisco, California 94105-1905	13,957 shares	11.16%
BWET	Citibank 3801 Citibank Center B/3RD Floor/Zone 12 Tampa, Florida 33610	11,955 shares	9.56%
BWET	Morgan Stanley & Co International PLC 35 Cabot Square Canary Wharf, London E14 4QA	11,900 shares	8.79%
BWET	JP Morgan Chase Bank, National Association 14201 Dallas Parkway, Chase International Plaza Dallas, TX 75254-2916	7,379 shares	5.90%
BWET	D.A. Davidson & Co. 277 W. Monroe Street, #5250 Chicago, Illinois 60606	6,800 shares	5.44%

Security Ownership of Management.

None of the directors or executive officers of the Sponsor owns any shares of the Funds.

Change in Control.

Effective after the close of trading on February 14, 2024, ETF Managers Capital LLC, as the prior sponsor and commodity pool operator (the “Former Sponsor”) of the Trust, entered into an agreement (the “Transfer Agreement”) to resign as Sponsor to the Trust and transfer its role as the Trust’s sponsor to Amplify Investments LLC (“the Sponsor”) Under the terms of the Transfer Agreement, the Former Sponsor no longer has any involvement in the operations, management or marketing of the Fund. In connection with this change of Sponsor, Trust changed its name from the ETF Managers Group Commodity Trust I to the Amplify Commodity Trust. This change in control did not affect the Trust, its shareholders or an investment in the Funds’ shares in any way.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

See Items 11 and 12.

Neither the Trust nor the Funds entered into any transaction in excess of $120,000 in which any related person had a direct or indirect material interest and the Trust and the Funds do not propose to enter into any such transaction.

Director Independence

As an unincorporated entity, the registrant does not have a Board of Directors.

Item 14. Principal Accountant Fees and Services.

The fees for services accrued and/or billed to BDRY and to BWET by its independent auditors for the year ended June 30, 2024 and 2023 were as follows:

	2024	2023
Audit Fees	$135,872	$98,000
Audit-Related Fees	-	-
Tax Fees	324,496	221,641
All Other Fees	-	-
Total	$460,368	$319,641

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Second Amended and Restated Declaration of Trust and Trust Agreement (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement No. 333-263425, filed on February 15, 2024)
3.1(b)	Instrument Establishing the Fund. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)
3.1(c)	Amended Exhibit C to the Amended and Restated Declaration of Trust and Trust Agreement of the Trust. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)
3.1(d)	Instrument Establishing the Fund. (Incorporated by reference to Form S-1, Registration Statement No. 333-266945, filed on August 17, 2022.)
3.2	Certificate of Trust of the Registrant. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-2199190, filed on November 26, 2014).
3.2(a)	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement No. 333-263425, filed on February 15, 2024)
4.1	Description of the Trust’s securities. (Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed on September 30, 2019.)
10.1	Form of Authorized Participant Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)
10.2	Market Agent Agreement. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425, filed on February 15, 2024)
10.3	Licensing and Services Agreement with respect to BDRY. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 7, 2018.)
10.4	Assignment and Assumption of Licensing Services Agreement with respect to BDRY. (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement No. 333-263425, filed on February 2, 2024.)
10.5	Licensing and Services Agreement with respect to BWET. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-266945, filed on March 30, 2023.)
10.6	Assignment and Assumption of Licensing Services Agreement with respect to BWET. (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement No. 333-266945, filed on February 2, 2024.)
10.7	Custody Agreement. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425, filed on February 15, 2024)
10.8	Fund Administration Servicing Agreement. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425, filed on February 15, 2024)
10.9	Fund Accounting Servicing Agreement. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425, filed on February 15, 2024)
10.10	Transfer Agent Servicing Agreement. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425, filed on February 15, 2024)

10.11	Fee Waiver Agreement with respect to BDRY. (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement No. 333-263425, filed on February 2, 2024.)
10.12	Expense Limitation Agreement with respect to BDRY. (Filed herewith.)
10.13	Fee Waiver Agreement with respect to BWET. (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement No. 333-266945, filed on February 2, 2024.)
10.14	Expense Limitation Agreement with respect to BWET. (Filed herewith).
10.15	Sponsor Transfer Agreement (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statements No. 333-263425, filed on February 2, 2024)
10.16	Amendment No. 1 to the Sponsor Transfer Agreement (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425, filed on February 15, 2024)
23.1	Consent of Potter Anderson & Corroon LLP. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement No. 333-263425, filed on February 15, 2024)
23.2	Consent of Eversheds Sutherland (US) LLP. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement No. 333-263425, filed on February 15, 2024)
23.3	Consent of WithumSmith & Brown, P.C. as to the Trust (Filed herewith.)
23.4	Consent of WithumSmith & Brown, P.C. as to the Sponsor. (Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on April 28, 2022.)
31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)
31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)
32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Commodity Trust
(Registrant)

By:	Amplify Investments LLC
its Sponsor

By:	/s/ Christian Magoon
Name:	Christian Magoon
Principal Executive Officer

By:	/s/ Bradley H. Bailey
Name:	Bradley H. Bailey
Principal Financial Officer

Date: September 27, 2024.