Form 10-Q
period 2024-09-30
Amplify Commodity Trust
filed 2024-11-14
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2024.

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

Securities Registered Pursuant to Section 12(b) of the Act:

The registrant had 2,525,040 outstanding shares as of November 1, 2024. (BDRY)

The registrant had 150,100 outstanding shares as of November 1, 2024. (BWET)

AMPLIFY COMMODITY TRUST

i

Part I.

INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Item 1. Interim Financial Statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Assets and Liabilities

September 30, 2024 (Unaudited)

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING	TANKER SHIPPING
	ETF	ETF	COMBINED
Assets
Investment in securities, at fair value (cost $2,699,007 and $1,766,006, respectively)	$2,699,007	$1,766,006	$4,465,013
Segregated cash held by broker*	22,095,032	1,450,342	23,545,374
Due from Sponsor	-	19,235	19,235
Interest receivable	78,098	10,091	88,189
Total assets	24,872,137	3,245,674	28,117,811
Liabilities
Due to Sponsor	2,029	-	2,029
Payable on open futures contracts	21,605	-	21,605
Unrealized depreciation on futures contracts	84,620	150,358	234,978
Other accrued expenses	389,030	124,594	513,624
Total liabilities	497,284	274,952	772,236

Net Assets	$24,374,853	$2,970,722	$27,345,575
Net Assets Consist Of:
Paid-in Capital	$(12,815,801)	$2,458,061	$(10,357,740)
Total Distributable Earnings (Accumulated Deficit)	37,190,654	512,661	37,703,315
Net Assets	$24,374,853	$2,970,722	$27,345,575

Shares outstanding (unlimited authorized)	2,275,040	200,100
Net asset value per share	$10.71	$14.85
Market value per share	$10.74	$14.76
* Required margin held as collateral for open futures contracts	$5,800,659	$530,440	$6,331,099

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Assets and Liabilities

June 30, 2024

	BREAKWAVE DRY BULK SHIPPING	BREAKWAVE TANKER SHIPPING
	ETF	ETF	COMBINED
Assets
Investment in securities, at fair value (cost $8,348,195 and $1,029,920, respectively)	$8,348,195	$1,029,920	$9,378,115
Segregated cash held by broker	31,739,612	1,243,877	32,983,489
Due from Sponsor	-	22,674	22,674
Interest receivable	119,526	4,504	124,030
Total assets	40,207,333	2,300,975	42,508,308
Liabilities
Due to Sponsor	36,204	-	36,204
Payable on open futures contracts	788,675	115,880	904,555
Other accrued expenses	269,300	97,278	366,578
Total liabilities	1,094,179	213,158	1,307,337

Net Assets	$39,113,154	$2,087,817	$41,200,971

Net Assets Consist Of:
Paid-in Capital	$(2,296,733)	$1,239,493	$(1,057,240)
Total Distributable Earnings (Accumulated Deficit)	41,409,887	848,324	42,258,211
Net Assets	$39,113,154	$2,087,817	$41,200,971

Shares outstanding (unlimited authorized)	3,225,040	125,100
Net asset value per share	$12.13	$16.69
Market value per share	$12.24	$16.79

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Schedules of Investments

September 30, 2024 (Unaudited)

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING ETF	TANKER SHIPPING ETF	COMBINED
MONEY MARKET FUNDS - 11.1% and 59.4%, respectively
Invesco Government & Agency Portfolio - Institutional Class, 4.85% (a) (2,699,007 and 1,766,006 shares, respectively)	$2,699,007	$1,766,006	$4,465,013
TOTAL MONEY MARKET FUNDS (Cost $2,699,007 and 1,766,006, respectively)	2,699,007	1,766,006	4,465,013

Total Investments (Cost $2,699,007 and $1,766,006, respectively) – 11.1% and 59.4%, respectively	2,699,007	1,766,006	4,465,013
Other Assets in Excess of Liabilities - 88.9% and 40.6%, respectively (b)	21,675,846	1,204,716	22,880,562
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$24,374,853	$2,970,722	$27,345,575

(a)	Annualized seven-day yield as of September 30, 2024.

(b)	$22,095,032 and $1,450,342, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	AMPLIFY
Futures Contracts	Appreciation/	COMMODITY
September 30, 2024 (Unaudited)	(Depreciation)	TRUST
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring October 31, 2024 (Underlying Face Amount at Market Value - $4,456,480) (140 contracts)	$562,980	$562,980
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring November 30, 2024 (Underlying Face Amount at Market Value - $4,036,060) (140 contracts)	142,560	142,560
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring December 31, 2024 (Underlying Face Amount at Market Value - $3,892,560) (140 contracts)	(940)	(940)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring October 31, 2024 (Underlying Face Amount at Market Value - $3,043,250) (235 contracts)	(379,250)	(379,250)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring November 30, 2024 (Underlying Face Amount at Market Value - $3,257,335) (235 contracts)	(165,165)	(165,165)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring December 31, 2024 (Underlying Face Amount at Market Value - $3,212,685) (235 contracts)	(209,815)	(209,815)
Baltic Exchange Supramax T/C Average Shipping Route Expiring October 31, 2024 (Underlying Face Amount at Market Value - $803,440) (55 contracts)	(7,810)	(7,810)
Baltic Exchange Supramax T/C Average Shipping Route Expiring November 30, 2024 (Underlying Face Amount at Market Value - $798,435) (55 contracts)	(12,815)	(12,815)
Baltic Exchange Supramax T/C Average Shipping Route Expiring December 31, 2024 (Underlying Face Amount at Market Value - $775,280) (55 contracts)	(35,970)	(35,970)
	$(106,225)	$(106,225)

BREAKWAVE TANKER SHIPPING ETF	Unrealized	AMPLIFY
Futures Contracts	Appreciation/	COMMODITY
September 30, 2024 (Unaudited)	(Depreciation)	TRUST
Baltic Freight Route Middle East Gulf to China Expiring October 31, 2024 (Underlying Face Amount at Market Value - $797,454) (63 contracts)	$(122,529)	$(122,529)
Baltic Freight Route Middle East Gulf to China Expiring November 30, 2024 (Underlying Face Amount at Market Value - $897,435) (63 contracts)	(22,547)	(22,547)
Baltic Freight Route Middle East Gulf to China Expiring December 31, 2024 (Underlying Face Amount at Market Value - $939,834) (63 contracts)	19,852	19,852
Baltic Freight Route West Africa to Continent Expiring October 31, 2024 (Underlying Face Amount at Market Value - $75,095) (5 contracts)	(14,995)	(14,995)
Baltic Freight Route West Africa to Continent Expiring November 30, 2024 (Underlying Face Amount at Market Value - $172,740) (10 contracts)	(9,585)	(9,585)
Baltic Freight Route West Africa to Continent Expiring December 31, 2024 (Underlying Face Amount at Market Value - $96,400) (5 contracts)	(554)	(554)
	$(150,358)	$(150,358)

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Schedule of Investments

June 30, 2024

	BREAKWAVE DRY BULK SHIPPING	BREAKWAVE TANKER SHIPPING
	ETF	ETF	COMBINED
MONEY MARKET FUNDS - 21.3% and 49.3%, respectively
Invesco Government & Agency Portfolio - Institutional Class, 5.24% (a) (8,348,195 and 1,029,920 shares, respectively)	$8,348,195	$1,029,920	$9,378,115
TOTAL MONEY MARKET FUNDS (Cost $8,348,195 and $1,029,920, respectively)	8,348,195	1,029,920	9,378,115

Total Investments (Cost $8,348,195 and $1,029,920, respectively) - 21.3% and 49.3%, respectively	8,348,195	1,029,920	9,378,115
Other Assets in Excess of Liabilities - 78.7% and 50.7%, respectively (b)	30,764,959	1,057,897	31,822,856
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$39,113,154	$2,087,817	$41,200,971

(a)	Annualized seven-day yield as of June 30, 2024.

(b)	$31,739,612 and $1,243,877, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	AMPLIFY
Futures Contracts	Appreciation/	COMMODITY
June 30, 2024	(Depreciation)	TRUST
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring July 31, 2024 (Underlying Face Amount at Market Value - $6,807,570) (245 contracts)	328,945	328,945
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring August 31, 2024 (Underlying Face Amount at Market Value - $6,249,215) (245 contracts)	(229,410)	$(229,410)
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring September 30, 2024 (Underlying Face Amount at Market Value - $6,383,965) (245 contracts)	(94,660)	(94,660)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 31, 2024 (Underlying Face Amount at Market Value - $4,895,690) (335 contracts)	(454,310)	(454,310)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 31, 2024 (Underlying Face Amount at Market Value - $5,105,065) (335 contracts)	(244,935)	(244,935)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 30, 2024 (Underlying Face Amount at Market Value - $5,334,875) (335 contracts)	(15,125)	(15,125)
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 31, 2024 (Underlying Face Amount at Market Value - $1,273,555) (85 contracts)	(33,195)	(33,195)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 31, 2024 (Underlying Face Amount at Market Value - $1,281,035) (85 contracts)	(25,715)	(25,715)
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 30, 2024 (Underlying Face Amount at Market Value - $1,286,730) (85 contracts)	(20,270)	(20,270)
	$(788,675)	$(788,675)

BREAKWAVE TANKER SHIPPING ETF	Unrealized	AMPLIFY
Futures Contracts	Appreciation/	COMMODITY
June 30, 2024	(Depreciation)	TRUST
Baltic Freight Route Middle East Gulf to China Expiring July 31, 2024 (Underlying Face Amount at Market Value - $584,600) (50 contracts)	$(53,469)	$(53,469)
Baltic Freight Route Middle East Gulf to China Expiring August 31, 2024 (Underlying Face Amount at Market Value - $592,500) (50 contracts)	(45,569)	(45,569)
Baltic Freight Route Middle East Gulf to China Expiring September 30, 2024 (Underlying Face Amount at Market Value - $622,500) (50 contracts)	(15,569)	(15,569)
Baltic Freight Route West Africa to Continent Expiring July 31, 2024 (Underlying Face Amount at Market Value - $83,710) (5 contracts)	(1,232)	(1,232)
Baltic Freight Route West Africa to Continent Expiring August 31, 2024 (Underlying Face Amount at Market Value - $78,895) (5 contracts)	(41)	(41)
	$(115,880)	$(115,880)

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Three Months Ended September 30, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$274,416	$26,431	$300,847

Expenses
Sponsor fee	31,507	12,603	44,110
CTA fee	108,876	10,193	119,069
Audit fees	21,160	13,064	34,224
Tax preparation fees	78,297	2,639	80,936
Admin/accounting/custodian/transfer agent fees	16,089	15,670	31,759
Legal fees	15,732	15,732	31,464
Chief Compliance Officer fees	6,256	6,256	12,512
Principal Financial Officer fees	6,256	6,256	12,512
Regulatory reporting fees	6,256	6,256	12,512
Brokerage commission fees	69,277	10,370	79,647
Distribution fees	3,937	1,833	5,770
NJ filing fees	24,380	920	25,300
Insurance fees	1,645	1,645	3,290
Listing and calculation agent fees	1,700	1,700	3,400
Marketing fees	3,772	3,772	7,544
Trustee fees	644	644	1,288
Printing and postage fees	12,571	3,794	16,365
Wholesale support fees	15,266	4,827	20,093
Miscellaneous fees	828	828	1,656
Total Expenses	424,449	119,002	543,451
Less: Waiver of CTA fee	(92,369)	(10,193)	(102,562)
Less: Expenses absorbed by Sponsor	-	(73,835)	(73,835)
Net Expenses	332,080	34,974	367,054
Net Investment Loss	(57,664)	(8,543)	(66,207)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Loss on
Futures contracts	(4,844,019)	(292,642)	(5,136,661)

Change in Unrealized Gain (Loss) on
Futures contracts	682,450	(34,478)	647,972
Net realized and unrealized gain (loss)	(4,161,569)	(327,120)	(4,488,689)
Net Loss	$(4,219,233)	$(335,663)	$(4,554,896)

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Three Months Ended September 30, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$537,710	$6,406	$544,116

Expenses
Sponsor fee	31,430	12,574	44,004
CTA fee	238,286	12,783	251,069
Audit fees	19,837	17,375	37,212
Tax preparation fees	55,427	7,583	63,010
Admin/accounting/custodian/transfer agent fees	16,597	15,036	31,633
Legal fees	11,316	11,316	22,632
Chief Compliance Officer fees	6,288	6,288	12,576
Principal Financial Officer fees	6,288	6,288	12,576
Regulatory reporting fees	6,288	6,288	12,576
Brokerage commissions	192,298	15,504	207,802
Distribution fees	3,949	3,947	7,896
NJ Filing fees	63,129	10,159	73,288
Insurance expense	3,775	3,771	7,546
Listing and calculation agent fees	2,319	1,698	4,017
Marketing expenses	8,190	3,771	11,961
Other expenses	1,062	1,897	2,959
Website Support and Marketing Materials	6,535	1,256	7,791
Printing and Postage	2,639	2,513	5,152
Wholesale support fees	26,018	5,094	31,112
Total Expenses	701,671	145,141	846,812
Less: Waiver of CTA fee	-	(12,783)	(12,783)
Less: Expenses absorbed by Sponsor	-	(86,109)	(86,109)
Net Expenses	701,671	46,249	747,920
Net Investment Loss	(163,961)	(39,843)	(203,804)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	(18,251,265)	33,625	(18,217,640)

Change in Unrealized Gain (Loss) on
Investments and futures contracts	19,736,724	(896,689)	18,840,035
Net realized and unrealized gain (loss)	1,485,459	(863,064)	622,395
Net income (loss)	$1,321,498	$(902,907)	$418,591

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Three Months Ended September 30, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$39,113,154	$2,087,817	$41,200,971

Increase (decrease) in Net Assets from share transactions
Addition of -0- and 75,000 shares, respectively		1,218,568	1,218,568
Redemption of 950,000 and -0- shares, respectively	(10,519,068)	-	(10,519,068)
Net increase (decrease) in Net Assets from share transactions	(10,519,068)	1,218,568	(9,300,500)

Increase (decrease) in Net Assets from operations
Net investment loss	(57,664)	(8,543)	(66,207)
Net realized loss	(4,844,019)	(292,642)	(5,136,661)
Change in net unrealized gain (loss)	682,450	(34,478)	647,972
Net decrease in Net Assets from operations	(4,219,233)	(335,663)	(4,554,896)

Net Assets at End of Period	$24,374,853	$2,970,722	$27,345,575

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Statements of Changes in Net Assets

Three Months Ended September 30, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$61,193,899	$4,168,752	$65,362,651

Increase (decrease) in Net Assets from share transactions
Addition of 2,800,000 and -0- shares, respectively	13,563,318	-	13,563,318
Redemption of 1,800,000 and 100,000 shares, respectively	(9,659,505)	(1,716,210)	(11,375,715)
Net Increase (decrease) in Net Assets from share transactions	3,903,813	(1,716,210)	2,187,603

Increase (decrease) in Net Assets from operations
Net investment loss	(163,961)	(39,843)	(203,804)
Net realized gain (loss)	(18,251,265)	33,625	(18,217,640)
Change in net unrealized gain (loss)	19,736,724	(896,689)	18,840,035
Net Increase (decrease) in Net Assets from operations	1,321,498	(902,907)	418,591

Net Assets at End of Period	$66,419,210	1,549,635	$67,968,845

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Cash Flows

Three Months Ended September 30, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net loss	$(4,219,233)	$(335,663)	$(4,554,896)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Sale (Purchase) of investments, net	5,649,188	(736,086)	4,913,102
Change in net unrealized loss (gain) on futures	(682,450)	34,478	(647,972)
Change in operating assets and liabilities:
Decrease (Increase) in interest receivable	41,428	(5,587)	35,841
Decrease (Increase) in due from sponsor	-	3,439	3,439
Increase (Decrease) in due to sponsor	(34,175)	-	(34,175)
Increase (Decrease) in accrued expenses	119,730	27,316	147,046
Net cash provided by (used in) operating activities	874,488	(1,012,103)	(137,615)

Cash flows from financing activities
Proceeds from sale of shares	-	1,218,568	1,218,568
Paid on redemption of shares	(10,519,068)	-	(10,519,068)
Net cash provided by (used in) financing activities	(10,519,068)	1,218,568	(9,300,500)

Net increase (decrease) in cash and restricted cash	(9,644,580)	206,465	(9,438,115)
Cash and restricted cash, beginning of year	31,739,612	1,243,877	32,983,489
Cash and restricted cash, end of year	$22,095,032	$1,450,342	$23,545,374

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	$22,095,032	$1,450,342	$23,545,374
Total cash and restricted cash as shown on the statement of cash flows	$22,095,032	$1,450,342	$23,545,374

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Cash Flows

Three Months Ended September 30, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$1,321,498	$(902,907)	$418,591
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	18,251,265	(33,625)	18,217,640
Change in net unrealized loss (gain) on investments	(19,736,724)	896,689	(18,840,035)
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	4,208,197	(611,474)	3,596,723
Decrease (increase) in interest receivable	2,618	(380)	2,238
Decrease (increase) in receivable on open futures contracts	(6,098,280)	825,287	(5,272,993)
Decrease (increase) in payable on open futures contracts	(13,669,745)	71,402	(13,598,343)
Increase (decrease) in due to sponsor	12,892	(721)	12,171
Increase (decrease) in other accrued expenses	27,395	(221)	27,174
Net cash (used in) operating activities	(15,680,884)	244,050	(15,436,834)
Cash flows from financing activities
Proceeds from sale of shares	13,563,318	-	13,563,318
Paid on redemption of shares	(9,659,505)	(1,716,210)	(11,375,715)
Net cash provided by (used in) financing activities	3,903,813	(1,716,210)	2,187,603
Net increase (decrease) in cash and restricted cash	(11,777,071)	(1,472,160)	(13,249,231)
Cash and restricted cash, beginning of period	35,323,736	2,879,954	38,203,690
Cash and restricted cash, end of period	$23,546,665	$1,407,794	$24,954,459

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	23,546,665	1,407,794	24,954,459
Total cash and restricted cash as shown on the statement of cash flows	$23,546,665	$1,407,794	$24,954,459

See accompanying notes to unaudited interim combined financial statements.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

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

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying combined interim unaudited and accompanying audited financial statements of the Funds have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the instructions for the Form 10-Q and the rules and regulations of the United States Securities and Exchange Commission. Each Fund qualifies as an investment company for financial reporting purposes under Topic 946 of the Accounting Standard Codification of U.S. GAAP.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

(a) Basis of Accounting - Continued

The accompanying combined interim financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. These interim financial statements should be read in conjunction with the Fund’s annual report on Form 10-K for the year ended June 30, 2024, BDRY’s prospectus dated February 15, 2024 (the “BDRY Prospectus,”), and BWET’s prospectus dated February 15, 2024 (the “BWET” Prospectus”). Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three months ended September 30, 2024 and September 30, 2023 was at 4:00 p.m. Eastern Time on September 30, 2024 and September 29, 2023, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended September 30, 2024 and September 30, 2023.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at September 30, 2024 and September 30, 2023.

(f) Investment Valuation

Short-term investments, excluding U.S. Treasury Bills, are carried at amortized cost, which approximates fair value. U.S. Treasury Bills, when held by the Funds, are valued as determined by an independent pricing service based on methods which include consideration of: yields or prices of securities of comparable quality, coupon, maturity and type; indications as to values from dealers; and general market conditions. Money market investments are valued at their traded net asset value.

Futures and options contracts are valued at the last settled price on the applicable exchange on which that futures and/or options contract trades.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

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

The following tables summarize BDRY’s valuation of investments at September 30, 2024 and at June 30, 2024 using the fair value hierarchy:

	September 30, 2024 (unaudited)
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$2,699,007	$(106,225)	$2,592,782

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Payable on open futures contracts and Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2024
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$8,348,195	$(788,675)	$7,599,520

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2024 and the year ended June 30, 2024, BDRY recognized no transfers from Level I, Level II or Level III.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

(g) Financial Instruments and Fair Value - Continued

The following tables summarize BWET’s valuation of investments at September 30, 2024 and at June 30, 2024 using the fair value hierarchy:

	September 30, 2024 (unaudited)
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$1,766,006	$(150,358)	$1,615,648

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities

	June 30, 2024
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$1,029,920	$(115,880)	$914,040

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Receivable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2024 and the year ended June 30, 2024, BWET recognized no transfers from Level I, Level II or Level III.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at September 30, 2024 and June 30, 2024. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

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

All open derivative positions at September 30, 2024 and at June 30, 2024, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

Average Derivative Volume, for the three months ended September 30, 2024

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	490	$9,503,250
Breakwave Tanker Shipping ETF	78	$1,152,096
Amplify Commodity Trust (combined)	568	$10,655,346

Average Derivative Volume, for the period ended June 30, 2024

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	782	$15,359,875
Breakwave Tanker Shipping ETF	117	$1,543,866
Amplify Commodity Trust (combined)	898	$16,903,741

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of September 30, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value(a)	Total
Dry Bulk Index Rates Market Risk	Receivable on open futures contracts and unrealized appreciation on futures contracts	$705,540	Payable on open futures contracts and Unrealized depreciation on futures contracts	$811,865	$106,225

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value(a)
Dry Bulk Index Rates Market Risk		$-	Payable on open futures contracts	$788,675

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(4,844,019)	$682,450

The futures contracts open at September 30, 2024 are indicative of the activity for the three months ended September 30, 2024.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss futures contracts and/or change in unrealized gain (loss) on futures contracts	$(18,251,265)	$19,736,724

The futures contracts open at September 30, 2023 are indicative of the activity for the three months ended September 30, 2023.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of September 30, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value(a)	Total
Crude Oil Tanker Index Rates Market Risk	Unrealized appreciation on futures contracts	$19,852	Unrealized depreciation on futures contracts	$170,210	$150,358

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value(a)	Combined Statements of Assets and Liabilities	Fair Value(a)
Crude Oil Tanker Index Rates Market Risk		$--	Payable on open futures contracts	$115,880

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(292,642)	$(34,478)

The futures contracts open at September 30, 2024 are indicative of the activity for the three months ended September 30, 2024.

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $92,369 and $-0-, for the three months ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. Effective September 1, 2022 Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At September 30, 2024, BDRY is subject to potential future repayments of $116,248 to Breakwave. The potential future repayments expire during the year ending June 30, 2027 and 2028, in the amount of $23,879 and 92,369, respectively.

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

The waiver of BWET’s CTA fees, pursuant to the undertaking, amounted to $10,193 and $12,783 for the three months ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At September 30, 2024, BWET is subject to potential future repayments of $498,585 to Breakwave. The potential future repayments expire during the years ending June 30, 2026, 2027, and 2028 in the amounts of $80,669, $333,888, and $84,028, respectively.

The Funds currently accrue their daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of BDRY, aggregated $-0- and $-0- for the three months ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations.

In the case of BWET, expenses absorbed by the Sponsor aggregated $73,835 and $86,109 for the three months ended September 30, 2024 and 2023, as disclosed in the Combined Statements of Operations.

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

(4) Agreements - Continued

(b) The Administrator, Custodian, Fund Accountant and Transfer Agent - Continued

Each Fund has agreed to pay U.S. Bank 0.05% of average assets under management (AUM), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $16,089 and $16,597 for the three months ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET paid U.S. Bank $15,670 and $15,036 for the three months ended September 30, 2024 and 2023, as disclosed in the Combined Statements of Operations.

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

BDRY incurred $3,937 and $3,949 in distribution and related administrative services for the three months ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $1,833 and $3,947 in distribution and related administrative services for the three months ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BWET pays the Sponsor an annual fee for wholesale support services of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly.

BDRY incurred $15,266 and $26,018 in wholesale support fees for the three months ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $4,827 and $5,094 in wholesale support fees for the three months ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% for BDRY and 1.35% for BWET (excluding the impact on each Fund of creation and/or redemption activity) of the net asset value of BDRY and BWET, respectively, for execution and clearing services on behalf of the Funds, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $69,277 and $192,298 in brokerage commissions and fees for the three months ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $10,370 and $15,504 in brokerage commissions and fees for the three months ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statement of Operations.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

(4) Agreements - Continued

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Funds. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $644 and $628 in trustee fees for the three months ended September 30, 2024 and 2023, respectively, which is included in Trustees Fees in the Combined Statements of Operations. BWET incurred $644 and $628 in trustee fees for the three months ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statement of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, if any, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $424,449 and $701,671 for the three months ended September 30, 2024 and 2023, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $92,369 and $-0- for the three months ended September 30, 2024 and 2023, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $-0- and $-0- for the three months ended September 30, 2024 and 2023, respectively.

The Sponsor, in accordance with the BWET Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BWET by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BWET in excess of 3.50% (excluding brokerage commissions and interest expense) of BWET’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BWET incurred $119,002 and $145,141 for the three months ended September 30, 2024 and 2023, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BWET by Breakwave was $10,193 and $12,783 for the three months ended September 30, 2024 and 2023, respectively.

In addition, the assumption of Fund expenses above the BWET Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $73,835 and $86,109 for the three months ended September 30, 2024 and 2023, respectively.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

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

(h) Extraordinary Fees and Expenses

The Funds will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2024 and 2023, respectively, BDRY did not incur such expenses. For the three months ended September 30, 2024 and 2023, respectively, BWET did not incur such expenses.

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

b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2024

	Shares	Net Assets Decrease
Shares Sold	-	$-
Shares Redeemed	(950,000)	(10,519,068)
Net Decrease	(950,000)	$(10,519,068)

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2023

	Shares	Net Assets Increase
Shares Sold	2,800,000	$13,563,318
Shares Redeemed	(1,800,000)	(9,659,505)
Net Increase	1,000,000	$3,903,813

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

(5) Creations and Redemptions - Continued

b) Share Transactions - Continued

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2024

	Shares	Net Assets Increase
Shares Sold	75,000	$1,218,568
Shares Redeemed	-	-
Net Increase	75,000	$1,218,568

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2023

	Shares	Net Assets Decrease
Shares Sold	-	$-
Shares Redeemed	(100,000)	(1,716,210)
Net Decrease	(100,000)	$(1,716,210)

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

(6) Risk - Continued

(a) Investment Related Risk - Continued

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

The Russia Ukraine war poses an increasing risk for global economic growth. Major economic sanctions against Russia are having a considerable impact on oil and gas prices, given the dependence of the EU on oil and gas exports out of Russia combined with limited spare capacity of such commodities globally. Energy prices have increased significantly, leading to major inflationary pressures in the major developed countries that rely heavily on oil and gas exports out of Russia. In the case of BDRY, the combined Russia/Ukraine region account for approximately one quarter of global grain production, one of the main cargoes transported by dry bulk vessels, while coal and iron ore exports out of the region have also been reduced. The above factors can have a material negative impact on demand for dry bulk transportation, while slower economic growth could also negatively affect demand for dry bulk commodities in the rest of the word, leading to lower dry bulk freight rates.

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of September 30, 2024, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2024 (unaudited)

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three months ended September 30, 2024 and September 30, 2023, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	BREAKWAVE DRY BULK		BREAKWAVE TANKER
	SHIPPING ETF		SHIPPING ETF
	For the Three Months Ended September 30, 2024		For the Three Months Ended September 30, 2023
	2024	2023	2024	2023

Net Asset Value
Net asset value per Share, beginning of period	$12.13	$5.53	$16.69	$20.83
Net investment loss*	(0.02)	(0.01)	(0.05)	(0.21)
Net realized and unrealized loss	(1.40)	(0.02)	(1.79)	(5.14)
Net Loss	(1.42)	(0.03)	(1.84)	(5.35)
Net Asset Value per Share, end of period	$10.71	$5.50	$14.85	$15.48
Market Value per Share, end of period	$10.74	$5.49	$14.76	$15.77
Ratios to Average Net Assets**
Expense Ratio**	4.42%	4.27%	4.98%	5.25%
Expense Ratio**** before Waiver/Assumption	5.65%	4.27%	16.93%	16.46%
Net Investment Income (Loss)	(2.00)%	(1.00)%	(13.17)%	(4.52)%
Total Return, at Net Asset Value***	(11.65)%	(0.54)%	(11.05)%	(25.68)%
Total Return, at Market Value***	(12.25)%	(1.08)%	(12.12)%	(24.47)%

*	Calculated based on average shares outstanding during the period.
**	Percentages are annualized
***	Percentages are not annualized
****	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any.

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

Change in Auditor. On November 5, 2024, the Sponsor dismissed WithumSmith+Brown PC as the Trust’s independent registered public accounting firm and appointed Cohen & Company, Ltd. as the Trust’s independent registered public accounting firm beginning with the fiscal quarter ending September 30, 2024.

Breakwave Dry Bulk Shipping ETF

The Investment Objective of the Fund

BDRY’s investment objective is to provide investors with exposure to the daily change in the price of dry bulk freight futures by tracking the performance of a portfolio (the “BDRY Benchmark Portfolio” ) consisting of exchange cleared futures contracts on the cost of shipping dry bulk freight (“Dry Freight Futures”). BDRY seeks to achieve its investment objective by investing substantially all of its assets in the Dry Freight Futures currently constituting the BDRY Benchmark Portfolio.

The BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Dry Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 10TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of September 30, 2024 include:

Name	Ticker	Market Value USD
Capesize 5TC FFA 180kt Timecharter Average M Oct 24	C5TCM V24 INDEX	$4,456,480
Capesize 5TC FFA 180kt Timecharter Average M Nov 24	C5TCM X24 INDEX	$4,036,060
Capesize 5TC FFA 180kt Timecharter Average M Dec 24	C5TCM Z24 INDEX	$3,892,560
Panamax 4TC FFA 74kt Timecharter Average M Oct 24	P4TCM V24 INDEX	$3,043,250
Panamax 4TC FFA 74kt Timecharter Average M Nov 24	P4TCM X24 INDEX	$3,257,335
Panamax 4TC FFA 74kt Timecharter Average M Dec 24	P4TCM Z24 INDEX	$3,212,685
Supramax 58 TC FFA 58kt Timecharter Average M Oct 24	S58FM V24 INDEX	$803,440
Supramax 58 TC FFA 58kt Timecharter Average M Nov 24	S58FM X24 INDEX	$798,435
Supramax 58 TC FFA 58kt Timecharter Average M Dec 24	S58FM Z24 INDEX	$775,280

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

The BDRY Benchmark Portfolio will maintain long only positions in Dry Freight Futures. The BDRY Benchmark Portfolio will include a combination of Capesize, Panamax and Supramax Dry Freight Futures. More specifically, the BDRY Benchmark Portfolio will include 50% exposure in Capesize Dry Freight Futures contracts, 40% exposure in Panamax Dry Freight Futures contracts and 10% exposure in Supramax Dry Freight Futures contracts. The BDRY Benchmark Portfolio will not include and BDRY will not invest in swaps, non-cleared dry bulk freight forwards or other over the counter derivative instruments that are not cleared through exchanges or clearing houses. BDRY may hold exchange traded options on Dry Freight Futures. The BDRY Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually. The Dry Freight Futures currently constituting the BDRY Benchmark Portfolio, as well as the daily holdings of BDRY will be available on BDRY’s website at www.drybulketf.com.

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

BDRY will hold cash or cash equivalents such as U.S. Treasuries or other high credit quality, short term fixed income or similar securities for direct investment and for other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. BDRY may also realize interest income from its holdings in U.S. Treasuries or other market rate instruments.

Breakwave Tanker Shipping ETF

The Investment Objective of the Fund

BWET’s investment objective is to provide investors with exposure to the daily change in the price of crude oil tanker freight futures by tracking the performance of a portfolio (the “BWET Benchmark Portfolio” and, collectively with the BDRY Benchmark Portfolio, the “Benchmark Portfolios”) consisting of exchange cleared futures contracts on the cost of shipping crude oil (“Oil Freight Futures” and, collectively with Dry Freight Futures, the “Freight Futures”). BWET seeks to achieve its investment objective by investing substantially all of its assets in the Oil Freight Futures currently constituting the BWET Benchmark Portfolio.

The BWET Benchmark Portfolio

The BWET Benchmark Portfolio is maintained by Breakwave, which also serves as BWET’s CTA. The BWET Benchmark Portfolio consists of the Oil Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping crude oil. Each Reference Index is published each United Kingdom business day by the Baltic Exchange and measures the charter rate for shipping crude oil in a specific size category of cargo ship and for a specific route - TD3C or TD20. The two Reference Indexes are as follows:

●	TD3C: the TD3C Index; and

●	TD20: the TD20 Index.

The Oil Freight Futures currently constituting the BWET Benchmark Portfolio as of September 30, 2024 include:

Name	Ticker	Market Value USD
TD3C FFA 270kt Middle East Gulf to China USD/MT M Oct 24	DD3CM V24 Index	$797,454
TD3C FFA 270kt Middle East Gulf to China USD/MT M Nov 24	DD3CM X24 Index	$897,435
TD3C FFA 270kt Middle East Gulf to China USD/MT M Dec 24	DD3CM Z24 Index	$939,834
TD20 FFA 130kt West Africa to Continent USD/MT M Oct 24	DD20M V24 Index	$75,095
TD20 FFA 130kt West Africa to Continent USD/MT M Nov 24	DD20M X24 Index	$172,740
TD20 FFA 130kt West Africa to Continent USD/MT M Dec 24	DD20M Z24 Index	$96,400

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

Breakwave Dry Bulk Shipping ETF

During the three months ended September 30, 2024, dry bulk spot rates remained generally higher versus the previous year, with the benchmark Baltic Dry Index averaging more than 50% above the previous year, reaching its highest point early in the quarter before declining and trading in a tight range for the remainder of the period.

Geopolitical turmoil remains the main driver behind the relative outperformance, as the Israel-Hamas conflict and the resulting ship attacks in the Red Sea passage have rearranged shipping routes in the process lengthening the average trip and leading to significant disruptions across all shipping segments. For dry bulk, longer sailing distances have also increased demand for ships while bulk commodity flows have also seen increases versus the previous year. Although dry bulk has not been affected as much as other shipping segments from the ongoing conflict, spot rates have remained elevated for most of 2024.

During the three months ended September 2024, iron ore trade volumes to China remain elevated versus the previous year, as China continued to import record amount of the steelmaking material despite weakening domestic steel production. As a result, portside inventories of iron ore have increased in tandem. Although additional stimulus programs have been introduced during the period, the Chinese real estate sector remained in a relatively fragile state for the third year in a row, and while steel demand for manufacturing has increased, such improvement has been more than offset by weaker demand for construction. Iron ore prices remained subdued during the period due to the beforementioned demand issues, but late in the period, the announcement of additional stimulus programs pushed prices briefly back towards the high end of the recent range. Coal volumes have remained relatively flat versus last year, on a slower pace in growth from China and India offset by weakening flows into Europe.

The combination of continued strong Chinese bulk commodity demand combined with global disruptions due to geopolitical conflicts have been supportive for spot rates for dry bulk shipping leading to the relative outperformance for average spot rates year over year. Spot rate volatility has declined during the period, resulting in unusual stability in the freight futures market.

The dry bulk orderbook continue to increase throughout the period from relatively low levels as period rates remained elevated, incentivizing owners to place new orders.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended September 30, 2024.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended September 30, 2024.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended September 30, 2024 and 2023.

The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

●	Benchmark portfolio uses settlement prices of freight futures vs. BDRY closing Share price,

●	Benchmark portfolio roll methodology assumes rolls that can happen even at fractions of lots vs. BDRY that uses the real minimum market lot available (5 lots minimum),

●	Benchmark portfolio assumes rolls are happening at the settlement price of the day vs. that buys at a transaction price during the day that might or might not be equal to the settlement price,

●	Benchmark portfolio assumes no trading commissions vs. BDRY that pays 10bps for each transaction,

●	Benchmark portfolio assumes no clearing fees vs. BDRY that pays approximately $12 per lot in clearing fees for each trade,

●	Benchmark portfolio assumes no management fees vs. BDRY fee structure of 3.5% of average net assets on an annualized basis, and

●	Creations and redemptions that lead to transactions that occur at prices that might be different than the settlement prices

There are no competitors. BDRY is the only Freight futures ETF globally.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

During the three months ended September 30, 2024, the NYSE Arca market value of each Share decreased (12.25%) from $12.24 per Share, representing the closing price on June 30, 2024, to $10.74 per Share, representing the closing price on September 30, 2024. The Share price high and low for the three months ended September 30, 2024 and related change from the closing Share price on June 30, 2024 were as follows: Shares traded from a high of $12.50 per share (+16.39%) on July 1, 2024 to a low of $10.27 per share (4.38%) on September 13, 2024.

Fund Share Net Asset Performance

For the three months ended September 30, 2024, the net asset value of each Share decreased (11.65%) from $12.13 per Share to $10.71 per Share. Losses in the investments and futures contracts in addition to an overall net investment loss resulting in the overall decrease in the NAV per Share during the three months ended September 30, 2024.

Net loss for the three months ended September 30, 2024, was ($4,219,233), resulting from net realized losses on investments and futures contracts of ($4,844,019), unrealized gains on futures contracts of $682,450 and the net investment loss of ($57,664).

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

During the three months ended September 30, 2023, the NYSE Arca market value of each Share decreased (1.08%) from $5.55 per Share, representing the closing price on June 30, 2023, to $5.49 per Share, representing the closing price on September 29, 2023. The Share price high and low for the three months ended September 30, 2023 and related change from the closing Share price on June 30, 2023 were as follows: Shares traded from a high of $5.89 per share (+6.13%) on August 16, 2023 to a low of $4.48 per share (19.28%) on July 19, 2023.

Fund Share Net Asset Performance

For the three months ended September 30, 2023, the net asset value of each Share decreased (0.54%) from $5.53 per Share to $5.50 per Share. Gains in the investments and futures contracts were more than offset by the net investment loss and the impact of the timing of Share sales and redemptions resulted in the overall decrease in the NAV per Share during the three months ended September 30, 2023.

Net income for the three months ended September 30, 2023, was $1,321,498, resulting from net realized losses on investments and futures contracts of ($18,251,365), unrealized gains on futures contracts of $19,736,724 and the net investment loss of ($163,961).

Breakwave Tanker Shipping ETF

During the three months ended September 30, 2024, crude tanker spot rates experienced low volatility, with average spot rates for Very Large Crude Carriers (VLCC) remaining about flat from the previous year.

Geopolitical turmoil has greatly affected global shipping, as the Israel-Hamas conflict and the resulting ship attacks in the Red Sea passage have rearranged shipping routes in the process lengthening the average trip and leading to significant disruptions across all shipping segments. For crude tanker shipping the impact has been relatively small, as most of the crude shipped in Very Large Crude Carriers (VLCCs) does not use the Suez Canal. Although the disruption initially had a knock-on effect on crude tanker rates, fundamentally this sub sector of the broader tanker market has not been affected by the conflict.

China remains the main region of demand growth for crude oil and, as a result, for crude tanker demand. However, slower oil import growth and weaker domestic demand in China remains a major concern for tanker rates. The Chinese economy has experienced a deceleration in economic growth, and although import activity has been relatively stable, during the first nine months of 2024 oil imports declined marginally. With OPEC+ maintaining its existing production quota throughout the period, there has been little room for tanker demand growth, and although longer sailing distances associated with Brazilian and US oil exports have aided overall tanker demand, such an increase has not been sufficient to push spot tanker rates higher. The recent announcement by OPEC+ to gradually increase oil production starting in December of 2024, should, if implemented, increase demand for crude tankers.

The crude tanker orderbook for the next few years remains historically low, with very few new vessel deliveries during the period aiding the overall projected market balance. However, the orderbook has been steadily increasing during the period from the record low levels of summer 2023.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the three months ended September 30, 2024.

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

The graphs above compare the return of BWET with the benchmark portfolio returns for the three months ended September 30, 2024 and 2023. The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. Differences in the benchmark return and the BWET net asset value per share are due primarily to the following factors:

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

During the three months ended September 30, 2024, the NYSE Arca market value of each Share decreased (12.12%) from $16.79 per Share, representing the closing price on June 30, 2024, to $14.76 per Share, representing the closing price on September 30, 2024. The Share price high and low for the three months ended September 30, 2024 and related change from the closing Share price on December 29, 2023 were as follows: Shares traded from a high of $16.82 per Share (+13.96%) on July 22, 2024 to a low of $14.45 per Share (2.10%) on September 4, 2024.

Fund Share Net Asset Performance

For the three months ended September 30, 2024 the net asset value of each Share decreased (11.05%) from $16.69 per Share to $14.85 per Share. Losses in the investments and futures contracts in addition to an overall net investment loss resulting in the overall decrease in the NAV per Share during the three months ended September 30, 2024.

Net loss for the three months ended September 30, 2024, was ($335,663), resulting from net realized losses on futures contracts of ($292,642), net unrealized losses on futures contracts of ($34,478), and the net investment loss of ($8,543).

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

During the three months ended September 30, 2023, the NYSE Arca market value of each Share decreased ( 24.47%) from $20.88 per Share, representing the closing price on June 30, 2023, to $15.77 per Share, representing the closing price on September 29, 2023. The Share price high and low for the three months ended September 30, 2023 and related change from the closing Share price on June 30, 2023 were as follows: Shares traded from a high of $20.64 per Share (1.15%) on July 28, 2023 to a low of $14.40 per Share (31.03%) on September 12, 2023.

Fund Share Net Asset Performance

For the three months ended September 30, 2023, the net asset value of each Share decreased (25.68%) from $20.83 per Share to $15.48 per Share. Losses in the investments and futures contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the three months ended September 30,2023.

Net loss for the three months ended September 30, 2023, was ($902,907), resulting from net realized gains on investments and futures contracts of $33,625, net unrealized losses on investments and futures contracts of ($896,689), and the net investment loss of ($39,843).

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and its investments in collateralizing Treasury Securities, if any. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Funds are paid to the Funds. BDRY earned $274,416 and $537,710, respectively, in interest income during the three months ended September 30, 2024 and 2023. BWET earned $26,431 and $6,406, respectively, in interest income during the three months ended September 30, 2024 and 2023, respectively.

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

Off Balance Sheet Financing

As of September 30, 2024, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $-0- and $-0- for the three months ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $92,369 and $-0- for the three months ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses, prior to the assumption and waiver of expenses, amounted to $424,449 and $701,671 for the three months ended September 30, 2024 and 2023 respectively, as disclosed in the Combined Statements of Operations.

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

The assumption of expenses by the Sponsor for BWET, pursuant to the BWET Expense Cap, amounted to $73,835 and $86,109 for the three months ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $10,193 and $12,783 for the three ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET currently accrues its daily expenses based upon established individual expense category amounts or the BWET Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BWET’s total expenses, prior to the assumption and waiver of expenses, amounted to $119,002 and $145,141 for the three months ended September 30, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations.

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

(b)

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On September 30, 2024, 2,275,040 shares of the Fund were outstanding for a market capitalization of $24,433,930. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering an indeterminate amount of common units of beneficial interest, or “Shares,” of the Breakwave Tanker Shipping ETF (File No. 333-266945) was declared effective on April 28, 2023. On September 30, 2024, 200,100 Shares of the Fund were outstanding for a market capitalization of $2,953,476. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed 38 baskets (each comprising 25,000 shares) during the three months ended September 30, 2024 at an average price per share of $11.04. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended September 30, 2024:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2024	325,000	$11.47
August 2024	500,000	10.90
September 2024	125,000	10.60
Total	950,000	$11.04

BWET does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BWET redeemed 3 baskets (each comprising 25,000 shares) during the three months ended September 30, 2024 at an average price per share of $16.18. The following table provides information about BWET’s redemptions by Authorized Participants during the three months ended September 30, 2024:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2024	75,000	$16.18
August 2024
September 2024
Total	75,000	$16.18

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	Not Applicable.

(c)	None of the Sponsor’s officers have adopted, modified or terminated plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Funds for the three months ended September 30, 2024.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed Herewith.

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

Date: November 14, 2024