Form 10-Q
period 2024-12-31
Amplify Commodity Trust
filed 2025-02-14
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2024.

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

Securities Registered Pursuant to Section 12(b) of the Act:

The registrant had 8,550,040 outstanding shares as of February 1, 2025. (BDRY)

The registrant had 125,100 outstanding shares as of February 1, 2025. (BWET)

AMPLIFY COMMODITY TRUST

i

Part I.

INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Item 1. Interim Financial Statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Assets and Liabilities

December 31, 2024 (Unaudited)

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING	TANKER SHIPPING
	ETF	ETF	COMBINED
Assets
Investment in securities, at fair value (cost $19,837,790 and $520,908, respectively)	$19,837,790	$520,908	$20,358,698
Segregated cash held by broker*	13,961,818	975,279	14,937,097
Due from Sponsor	-	24,466	24,466
Interest receivable	86,315	4,509	90,824
Total assets	33,885,923	1,525,162	35,411,085
Liabilities
Due to Sponsor	9,496	-	9,496
Unrealized depreciation on futures contracts	2,302,435	184,850	2,487,285
Other accrued expenses	457,426	104,131	561,557
Total liabilities	2,769,357	288,981	3,058,338

Net Assets	$31,116,566	$1,236,181	$32,352,747
Net Assets Consist Of:
Paid-in Capital	$5,415,225	$1,493,971	$6,909,196
Total Distributable Earnings (Accumulated Deficit)	25,701,341	(257,790)	25,443,551
Net Assets	$31,116,566	$1,236,181	$32,352,747

Shares outstanding (unlimited authorized)	5,150,040	125,100
Net asset value per share	$6.04	$9.88
Market value per share	$6.08	$9.82
* Required margin held as collateral for open futures contracts	$6,883,670	$356,526	$7,240,196

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

AMPLIFY COMMODITY TRUST

Combined Schedules of Investments

December 31, 2024 (Unaudited)

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING ETF	TANKER SHIPPING ETF	COMBINED
MONEY MARKET FUNDS – 63.8% and 42.1%, respectively
Invesco Government & Agency Portfolio - Institutional Class, 4.41% (a) (19,837,790 and 520,908 shares, respectively)	$19,837,790	$520,908	$20,358,698
TOTAL MONEY MARKET FUNDS (Cost $19,837,790 and 520,908, respectively)	19,837,790	520,908	20,358,698

Total Investments (Cost $19,837,790 and $520,908, respectively) – 63.8% and 42.1%, respectively	19,837,790	520,908	20,358,698
Other Assets in Excess of Liabilities – 36.2% and 57.9%, respectively (b)	11,278,776	715,273	11,994,049
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$31,116,566	$1,236,181	$32,352,747

(a)	Annualized seven-day yield as of December 31, 2024.

(b)	$13,961,818 and $975,279, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	AMPLIFY
Futures Contracts	Appreciation/	COMMODITY
December 31, 2024 (Unaudited)	(Depreciation)	TRUST
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring January 31, 2025 (Underlying Face Amount at Market Value - $4,763,775) (475 contracts)	$(1,117,225)	$(1,117,225)
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring February 28, 2025 (Underlying Face Amount at Market Value - $4,645,025) (475 contracts)	(1,235,225)	(1,235,225)
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring March 31, 2025 (Underlying Face Amount at Market Value - $6,274,500) (470 contracts)	444,000	444,000
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring January 31, 2025 (Underlying Face Amount at Market Value - $3,600,000) (450 contracts)	(397,375)	(397,375)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring February 28, 2025 (Underlying Face Amount at Market Value - $3,824,440) (460 contracts)	(304,185)	(304,185)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring March 31, 2025 (Underlying Face Amount at Market Value - $4,939,935) (455 contracts)	446,560	446,560
Baltic Exchange Supramax T/C Average Shipping Route Expiring January 31, 2025 (Underlying Face Amount at Market Value - $1,003,310) (110 contracts)	(100,440)	(100,440)
Baltic Exchange Supramax T/C Average Shipping Route Expiring February 28, 2025 (Underlying Face Amount at Market Value - $916,545) (105 contracts)	(140,705)	(140,705)
Baltic Exchange Supramax T/C Average Shipping Route Expiring March 31, 2025 (Underlying Face Amount at Market Value - $1,159,410) (105 contracts)	102,160	102,160
	$(2,302,435)	$(2,302,435)

BREAKWAVE TANKER SHIPPING ETF	Unrealized	AMPLIFY
Futures Contracts	Appreciation/	COMMODITY
December 31, 2024 (Unaudited)	(Depreciation)	TRUST
Baltic Freight Route Middle East Gulf to China Expiring March 31, 2025 (Underlying Face Amount at Market Value - $487,360) (40 contracts)	$(24,890)	$(24,890)
Baltic Freight Route Middle East Gulf to China Expiring January 31, 2025 (Underlying Face Amount at Market Value - $427,560) (40 contracts)	(84,690)	(84,690)
Baltic Freight Route Middle East Gulf to China Expiring February 28, 2025 (Underlying Face Amount at Market Value - $464,000) (40 contracts)	(48,250)	(48,250)
Baltic Freight Route West Africa to Continent Expiring January 31, 2025 (Underlying Face Amount at Market Value - $65,530) (5 contracts)	(20,570)	(20,570)
Baltic Freight Route West Africa to Continent Expiring February 28, 2025 (Underlying Face Amount at Market Value - $66,050) (5 contracts)	(6,450)	(6,450)
	$(184,850)	$(184,850)

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

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Three Months Ended December 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$198,965	$18,590	$217,555

Expenses
Sponsor fee	31,508	12,603	44,111
CTA fee	82,348	7,206	89,554
Audit fees	20,995	13,065	34,060
Tax preparation fees	74,890	1,934	76,824
Admin/accounting/custodian/transfer agent fees	15,991	14,515	30,506
Legal fees	15,983	15,958	31,941
Chief Compliance Officer fees	6,256	6,257	12,513
Principal Financial Officer fees	6,256	6,257	12,513
Regulatory reporting fees	6,256	6,257	12,513
Brokerage commission fees	99,067	8,369	107,436
Distribution fees	5,139	1,099	6,238
NJ filing fees	24,380	920	25,300
Insurance fees	1,564	1,564	3,128
Listing and calculation agent fees	2,024	2,024	4,048
Marketing fees	3,772	3,772	7,544
Trustee fees	644	644	1,288
Printing and postage fees	12,195	3,934	16,129
Wholesale support fees	13,072	4,517	17,589
Miscellaneous fees	819	819	1,638
Total Expenses	423,159	111,714	534,873
Less: Waiver of CTA fee	(82,348)	(7,206)	(89,554)
Less: Expenses absorbed by Sponsor	(42,970)	(78,746)	(121,716)
Net Expenses	297,841	25,762	323,603
Net Investment Loss	(98,876)	(7,172)	(106,048)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Futures contracts	(9,194,227)	(728,787)	(9,923,014)

Change in Unrealized Gain (Loss) on
Futures contracts	(2,196,210)	(34,492)	(2,230,702)
Net realized and unrealized gain (loss)	(11,390,437)	(763,279)	(12,153,716)
Net Loss	$(11,489,313)	$(770,451)	$(12,259,764)

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Three Months Ended December 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$457,674	$7,475	$465,149

Expenses
Sponsor fee	31,396	12,559	43,955
CTA fee	215,262	7,347	222,609
Audit fees	21,537	11,440	32,977
Tax preparation fees	55,257	629	55,886
Admin/accounting/custodian/transfer agent fees	16,576	15,020	31,596
Legal fees	11,304	11,304	22,608
Chief Compliance Officer fees	6,280	6,280	12,560
Principal Financial Officer fees	6,280	6,280	12,560
Regulatory reporting fees	6,280	6,280	12,560
Brokerage commissions	164,318	8,823	173,141
Distribution fees	3,944	3,927	7,871
NJ Filing fees	62,582	-	62,582
Share registration fees	7,184	979	8,163
Insurance expense	3,767	3,767	7,534
Listing and calculation agent fees	2,312	1,696	4,008
Marketing expenses	2,288	3,767	6,055
Other expenses	629	132	761
Website Support and Marketing Materials	6,535	1,256	7,791
Printing and Postage	2,392	2,513	4,905
Wholesale support fees	24,094	4,528	28,622
Total Expenses	650,217	108,527	758,744
Less: Waiver of CTA fee	-	(7,347)	(7,347)
Less: Expenses absorbed by Sponsor	-	(74,622)	(74,622)
Net Expenses	650,217	26,558	676,775
Net Investment Loss	(192,543)	(19,083)	(211,626)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	27,728,859	96,553	27,825,412

Change in Unrealized Gain (Loss) on
Investments and futures contracts	17,188,035	(12,008)	17,176,027
Net realized and unrealized gain (loss)	44,916,894	84,545	45,001,439
Net income (loss)	$44,724,351	$65,462	$44,789,813

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Six Months Ended December 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$473,381	$45,020	$518,401

Expenses
Sponsor fee	63,015	25,206	88,221
CTA fee	191,224	17,399	208,623
Audit fees	42,155	26,129	68,284
Tax preparation fees	153,187	4,573	157,760
Admin/accounting/custodian/transfer agent fees	32,080	30,185	62,265
Legal fees	31,715	31,690	63,405
Chief Compliance Officer fees	12,512	12,513	25,025
Principal Financial Officer fees	12,512	12,513	25,025
Regulatory reporting fees	12,512	12,513	25,025
Brokerage commissions	168,344	18,739	187,083
Distribution fees	9,076	2,932	12,008
NJ Filing fees	48,760	1,840	50,600
Insurance expense	3,209	3,209	6,418
Listing and calculation agent fees	3,724	3,724	7,448
Marketing expenses	7,544	7,544	15,088
Miscellaneous fees	1,647	1,647	3,294
Trustee Fees	1,288	1,288	2,576
Printing and Postage	24,766	7,728	32,494
Wholesale support fees	28,338	9,344	37,682
Total Expenses	847,608	230,716	1,078,324
Less: Waiver of CTA fee	(168,344)	(26,129)	(194,473)
Less: Expenses absorbed by Sponsor	(49,343)	(143,851)	(193,194)
Net Expenses	629,921	60,736	690,657
Net Investment Loss	(156,540)	(15,716)	(172,256)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Futures contracts	(14,038,246)	(1,021,428)	(15,059,674)

Change in Unrealized Gain (Loss) on
Futures contracts	(1,513,760)	(68,970)	(1,582,730)
Net realized and unrealized gain (loss)	(15,552,006)	(1,090,398)	(16,642,404)
Net income (loss)	$(15,708,546)	$(1,106,114)	$(16,814,660)

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Six Months Ended December 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$995,384	$13,881	$1,009,265

Expenses
Sponsor fee	62,826	25,133	87,959
CTA fee	453,548	20,130	473,678
Audit fees	41,374	28,815	70,189
Tax preparation fees	110,684	8,212	118,896
Admin/accounting/custodian/transfer agent fees	33,173	30,056	63,229
Legal fees	22,620	22,620	45,240
Chief Compliance Officer fees	12,568	12,568	25,136
Principal Financial Officer fees	12,568	12,568	25,136
Regulatory reporting fees	12,568	12,568	25,136
Brokerage commissions	356,616	24,327	380,943
Distribution fees	7,893	7,874	15,767
NJ Filing fees	125,711	10,159	135,870
Share registration fees	7,184	979	8,163
Insurance expense	7,542	7,538	15,080
Listing and calculation agent fees	4,631	3,394	8,025
Marketing expenses	10,478	7,538	18,016
Other expenses	1,691	2,029	3,720
Website Support and Marketing Materials	13,070	2,512	15,582
Printing and Postage	5,031	5,026	10,057
Wholesale support fees	50,112	9,622	59,734
Total Expenses	1,351,888	253,668	1,605,556
Less: Waiver of CTA fee	-	(20,130)	(20,130)
Less: Expenses absorbed by Sponsor	-	(160,731)	(160,731)
Net Expenses	1,351,888	72,807	1,424,695
Net Investment Loss	(356,504)	(58,926)	(415,430)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	9,477,594	130,178	9,607,772

Change in Unrealized Gain (Loss) on
Investments and futures contracts	36,924,759	(908,697)	36,016,062
Net realized and unrealized gain (loss)	46,402,353	(778,519)	45,623,834
Net income (loss)	$46,045,849	$(837,445)	$45,208,404

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Three Months Ended December 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$24,374,853	$2,970,722	$27,345,575

Increase (decrease) in Net Assets from share transactions
Addition of 3,300,000 and -0- shares, respectively	22,040,013	-	22,040,013
Redemption of 425,000 and 75,000 shares, respectively	(3,808,987)	(964,090)	(4,773,077)
Net increase (decrease) in Net Assets from share transactions	18,231,026	(964,090)	17,266,936

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(98,876)	(7,172)	(106,048)
Net realized gain (loss)	(9,194,227)	(728,787)	(9,923,014)
Change in net unrealized gain (loss)	(2,196,210)	(34,492)	(2,230,702)
Net Increase (decrease ) in Net Assets from operations	(11,489,313)	(770,451)	(12,259,764)

Net Assets at End of Period	$31,116,566	$1,236,181	$32,352,747

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Statements of Changes in Net Assets

Three Months Ended December 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$66,419,210	$1,549,635	$67,968,845

Increase (decrease) in Net Assets from share transactions
Addition of 25,000 and 25,000 shares, respectively	145,145	392,110	537,255
Redemption of 6,850,000 and -0- shares, respectively	(50,163,369)	-	(50,163,369)
Net Increase (decrease) in Net Assets from share transactions	(50,018,224)	392,110	(49,626,114)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(192,543)	(19,083)	(211,626)
Net realized gain (loss)	27,728,859	96,553	27,825,412
Change in net unrealized gain (loss)	17,188,035	(12,008)	17,176,027
Net Increase (decrease) in Net Assets from operations	44,724,351	65,462	44,789,813

Net Assets at End of Period	$61,125,337	2,007,207	$63,132,544

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Statements of Changes in Net Assets

Six Months Ended December 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$39,113,154	$2,087,817	$41,200,971

Increase (decrease) in Net Assets from share transactions
Addition of 3,300,000 and -75,000- shares, respectively	22,040,013	1,218,568	23,258,581
Redemption of 1,375,000 and 75,000 shares, respectively	(14,328,055)	(964,090)	(15,292,145)
Net Increase (decrease) in Net Assets from share transactions	7,711,958	254,478	7,966,436

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(156,540)	(15,716)	(172,256)
Net realized gain (loss)	(14,038,246)	(1,021,428)	(15,059,674)
Change in net unrealized gain (loss)	(1,513,760)	(68,970)	(1,582,730)
Net Increase (decrease) in Net Assets from operations	(15,708,546)	(1,106,114)	(16,814,660)

Net Assets at End of Period	$31,116,566	1,236,181	$32,352,747

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Statements of Changes in Net Assets

Six Months Ended December 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$61,193,899	$4,168,752	$65,362,651

Increase (decrease) in Net Assets from share transactions
Addition of 2,825,000 and 25,000 shares, respectively	13,708,463	392,110	14,100,573
Redemption of 8,650,000 and 100,000 shares, respectively	(59,822,874)	(1,716,210)	(61,539,084)
Net Increase (decrease) in Net Assets from share transactions	(46,114,411)	(1,324,100)	(47,438,511)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(356,504)	(58,926)	(415,430)
Net realized gain (loss)	9,477,594	130,178	9,607,772
Change in net unrealized gain (loss)	36,924,759	(908,697)	36,016,062
Net Increase (decrease) in Net Assets from operations	46,045,849	(837,445)	45,208,404

Net Assets at End of Period	$61,125,337	2,007,207	$63,132,544

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Cash Flows

Six Months Ended December 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net loss	$(15,708,546)	$(1,106,114)	$(16,814,660)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Sale (Purchase) of investments, net	(11,489,595)	509,012	(10,980,583)
Change in net unrealized loss (gain) on futures	1,513,760	68,970	1,582,730
Change in operating assets and liabilities:
Decrease (Increase) in interest receivable	33,211	(5)	33,206
Decrease (Increase) in due from sponsor	-	(1,792)	(1,792)
Increase (Decrease) in due to sponsor	(26,708)	-	(26,708)
Increase (Decrease) in accrued expenses	188,126	6,853	194,979
Net cash provided by (used in) operating activities	(25,489,752)	(523,076)	(26,012,828)

Cash flows from financing activities
Proceeds from sale of shares	22,040,013	1,218,568	23,258,581
Paid on redemption of shares	(14,328,055)	(964,090)	(15,292,145)
Net cash provided by (used in) financing activities	7,711,958	254,478	7,966,436

Net increase (decrease) in cash and restricted cash	(17,777,794)	(268,598)	(18,046,392)
Cash and restricted cash, beginning of year	31,739,612	1,243,877	32,983,489
Cash and restricted cash, end of year	$13,961,818	$975,279	$14,937,097

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	$13,961,818	$975,279	$14,937,097
Total cash and restricted cash as shown on the statement of cash flows	$13,961,818	$975,279	$14,937,097

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Cash Flows

Six Months Ended December 31, 2023 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$46,045,849	$(837,445)	$45,208,404
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(9,477,594)	(130,178)	(9,607,772)
Change in net unrealized loss (gain) on investments	(36,924,759)	908,697	(36,016,062)
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	74,289,664	(900,300)	73,389,364
Decrease (increase) in interest receivable	78,457	(686)	77,771
Decrease (increase) in receivable on open futures contracts	(23,286,315)	825,287	(22,461,028)
Decrease (increase) in payable on open futures contracts	(13,669,745)	83,410	(13,586,335)
Increase (decrease) in due to sponsor	17,319	(2,672)	14,647
Increase (decrease) in other accrued expenses	43,771	(1,248)	42,523
Net cash (used in) operating activities	37,116,647	(55,135)	37,061,512
Cash flows from financing activities
Proceeds from sale of shares	13,708,463	392,110	14,100,573
Paid on redemption of shares	(59,822,874)	(1,716,210)	(61,539,084)
Net cash provided by (used in) financing activities	(46,114,411)	(1,324,100)	(47,438,511)
Net increase (decrease) in cash and restricted cash	(8,997,764)	(1,379,235)	(10,376,999)
Cash and restricted cash, beginning of period	35,323,736	2,879,954	38,203,690
Cash and restricted cash, end of period	$26,325,972	$1,500,719	$27,826,691

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

December 31, 2024 (unaudited)

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

December 31, 2024 (unaudited)

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

December 31, 2024 (unaudited)

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three and six months ended December 31, 2024 and 2023 was at 4:00 p.m. Eastern Time on December 31, 2024 and December 29, 2023, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three and six months ended December 31, 2024 and December 31, 2023.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at December 31, 2024 and December 29, 2023.

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

December 31, 2024 (unaudited)

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

The following tables summarize BDRY’s valuation of investments at December 31, 2024 and at June 30, 2024 using the fair value hierarchy:

	December 31, 2024 (unaudited)
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$19,837,790	$(2,302,435)	$17,535,355

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2024
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$8,348,195	$(788,675)	$7,599,520

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the six months ended December 31, 2024 and the year ended June 30, 2024, BDRY recognized no transfers from Level I, Level II or Level III.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

(g) Financial Instruments and Fair Value - Continued

The following tables summarize BWET’s valuation of investments at December 31, 2024 and at June 30, 2024 using the fair value hierarchy:

	December 31, 2024 (unaudited)
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$520,908	$(184,850)	$336,058

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities

	June 30, 2024
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$1,029,920	$(115,880)	$914,040

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the six months ended December 31, 2024 and the year ended June 30, 2024, BWET recognized no transfers from Level I, Level II or Level III.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at December 31, 2024. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

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

All open derivative positions at December 31, 2024 and at June 30, 2024, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

Upon entering into a futures contract, the Funds are required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected. The initial margin is segregated as Cash held by broker, as disclosed in the Combined Statements of Assets and Liabilities and is restricted as to its use. Pursuant to the futures contract, the Funds agree to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by the Funds as unrealized gains or losses. The Funds will realize a gain or loss upon closing a futures transaction.

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

Average Derivative Volume, for the six months ended December 31, 2024

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	822	$11,141,521
Breakwave Tanker Shipping ETF	63	$894,451
Amplify Commodity Trust (combined)	885	$12,035,972

Average Derivative Volume, for the period ended June 30, 2024

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	782	$15,359,875
Breakwave Tanker Shipping ETF	117	$1,543,866
Amplify Commodity Trust (combined)	898	$16,903,741

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of December 31, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Unrealized appreciation on futures contracts	$992,720	Unrealized depreciation on futures contracts	$3,295,155	$2,302,435

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Receivable on open futures contracts and unrealized appreciation on futures contracts	$328,945	Payable on open futures contracts and Unrealized depreciation on futures contracts	$1,117,620	$788,675

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(9,194,227)	$(2,196,210)

The futures contracts open at December 31, 2024 are indicative of the activity for the three months ended December 31, 2024.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on investments and futures contracts	$27,728,859	$17,188,035

The futures contracts open at December 31, 2023 are indicative of the activity for the three months ended December 31, 2023.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(14,038,246)	$(1,513,760)

The futures contracts open at December 31, 2024 are indicative of the activity for the six months ended December 31, 2024.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on investments and futures contracts	$9,477,594	$36,924,759

The futures contracts open at December 31, 2023 are indicative of the activity for the six months ended December 31, 2023.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of December 31, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Crude Oil Tanker Index Rates Market Risk	Unrealized appreciation on futures contracts	$-	Unrealized depreciation on futures contracts	$184,850	$184,850

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Crude Oil Tanker Index Rates Market Risk	Unrealized appreciation on futures contracts	$-	Unrealized depreciation on futures contracts	$115,880	$115,880

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(728,787)	$(34,492)

The futures contracts open at December 31, 2024 are indicative of the activity for the three months ended December 31, 2024.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on investments and futures contracts	$96,553	$(12,008)

The futures contracts open at December 31, 2023 are indicative of the activity for the three months ended December 31, 2023.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(1,021,428)	$(68,970)

The futures contracts open at December 31, 2024 are indicative of the activity for the six months ended December 31, 2024.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2023

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on investments and futures contracts	$130,178	$(908,697)

The futures contracts open at December 31, 2023 are indicative of the activity for the six months ended December 31, 2023.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

(4) Agreements

(a) Management Fee

Each Fund pays the Sponsor a sponsor fee (the “Sponsor Fee”) in consideration of the Sponsor’s advisory services to the Funds. Additionally, each Fund pays the commodity trading advisor a license and service fee (the “CTA fee”).

BDRY pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $125,000. BDRY also pays an annual fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BDRY such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BDRY’s average daily net assets through December 31, 2025 (the “BDRY Expense Cap,”). The assumption of expenses by the Sponsor and waiver of BDRY’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $82,348 and $-0-, for the three months ended December 31, 2024 and 2023, respectively, and $168,344 and $-0- for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. Effective September 1, 2022 Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At December 31, 2024, BDRY is subject to potential future repayments of $242,025 to Breakwave. The potential future repayments expire during the years ending June 30, 2027 and 2028, in the amount of $23,879 and $218,146, respectively.

BWET pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.30% of its average daily net assets, or $50,000. BWET also pays an annual CTA license and service fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BWET such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BWET’s average daily net assets through December 31, 2025 (the “BWET Expense Cap”). The assumption of expenses by the Sponsor and waiver of BWET’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BWET’s CTA fees, pursuant to the undertaking, amounted to $7,206 and $7,347 for the three months ended December 31, 2024 and 2023, respectively, and $26,129 and $20,130 for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At December 31, 2024, BWET is subject to potential future repayments of $584,537 to Breakwave. The potential future repayments expire during the years ending June 30, 2026, 2027, and 2028 in the amounts of $80,669, $333,888, and $169,980, respectively.

The Funds currently accrue their daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of BDRY, aggregated $42,970 and $-0- for the three months ended December 31, 2024 and 2023, respectively, and $49,343 and $-0- for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations.

In the case of BWET, expenses absorbed by the Sponsor aggregated $78,746 and $74,622 for the three months ended December 31, 2024 and 2023, and $143,851 and $160,731 for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations.

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

December 31, 2024 (unaudited)

(4) Agreements - Continued

(b) The Administrator, Custodian, Fund Accountant and Transfer Agent - Continued

Each Fund has agreed to pay U.S. Bank 0.05% of average assets under management (AUM), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $15,991 and $16,576 for the three months ended December 31, 2024 and 2023, respectively, and $32,080 and $33,173 for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET paid U.S. Bank $14,515 and $15,020 for the three months ended December 31, 2024 and 2023, and $30,185 and $30,056 for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations.

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

BDRY incurred $5,139 and $3,944 in distribution and related administrative services for the three months ended December 31, 2024 and 2023, respectively, and $9,076 and $7,893 for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $1,099 and $3,927 in distribution and related administrative services for the three months ended December 31, 2024 and 2023, respectively, and $2,932 and $7,874 for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BWET pays the Sponsor an annual fee for wholesale support services of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly.

BDRY incurred $13,072 and $24,094 in wholesale support fees for the three months ended December 31, 2024 and 2023, respectively, and $28,338 and $50,112 for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $4,517 and $4,528 in wholesale support fees for the three months ended December 31, 2024 and 2023, respectively, and $9,344 and $9,622 for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% for BDRY and 1.35% for BWET (excluding the impact on each Fund of creation and/or redemption activity) of the net asset value of BDRY and BWET, respectively, for execution and clearing services on behalf of the Funds, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $99,067 and $164,318 in brokerage commissions and fees for the three months ended December 31, 2024 and 2023, respectively, and $168,344 and $356,616 for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $8,369 and $8,823 in brokerage commissions and fees for the three months ended December 31, 2024 and 2023, respectively, and $18,739 and $24,327 for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statement of Operations.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

(4) Agreements - Continued

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Funds. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $644 and $628 in trustee fees for the three months ended December 31, 2024 and 2023, respectively, and $1,288 and $1,256 for the six months ended December 31, 2024 and 2023, respectively, which is included in Trustees Fees in the Combined Statements of Operations. BWET incurred $644 and $628 in trustee fees for the three months ended December 31, 2024 and 2023, respectively, and $1,288 and $1,256 for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statement of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, if any, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $423,159 and $650,217 for the three months ended December 31, 2024 and 2023, respectively, and $847,608 and $1,351,888 for the six months ended December 31, 2024 and 2023, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $82,348 and $-0- for the three months ended December 31, 2024 and 2023, respectively, and $168,344 and $-0- for the six months ended December 31, 2024 and 2023, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $42,970 and $-0- for the three months ended December 31, 2024 and 2023, respectively, and $49,343 and $-0- for the six months ended December 31, 2024 and 2023, respectively.

The Sponsor, in accordance with the BWET Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BWET by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BWET in excess of 3.50% (excluding brokerage commissions and interest expense) of BWET’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BWET incurred $111,714 and $108,527 for the three months ended December 31, 2024 and 2023, respectively, and $230,716 and $253,668 for the six months ended December 31, 2024 and 2023, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BWET by Breakwave was $7,206 and $7,347 for the three months ended December 31, 2024 and 2023, respectively, and $26,129 and $20,130 for the six months ended December 31, 2024 and 2023, respectively.

In addition, the assumption of Fund expenses above the BWET Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $78,746 and $74,622 for the three months ended December 31, 2024 and 2023, respectively, and $143,851 and $160,731 for the six months ended December 31, 2024 and 2023, respectively.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

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

(h) Extraordinary Fees and Expenses

The Funds will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended December 31, 2024 and 2023, respectively, BDRY did not incur such expenses. For the three and six months ended December 31, 2024 and 2023, respectively, BWET did not incur such expenses.

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

b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2024

	Shares	Net Assets Increase
Shares Sold	3,300,000	$22,040,013
Shares Redeemed	(425,000)	(3,808,987)
Net Increase	2,875,000	$18,231,026

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2023

	Shares	Net Assets Decrease
Shares Sold	25,000	$145,145
Shares Redeemed	(6,850,000)	(50,163,369)
Net Decrease	(6,825,000)	$(50,018,224)

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

(5) Creations and Redemptions - Continued

b) Share Transactions – Continued

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Six Months Ended December 31, 2024

	Shares	Net Assets Increase
Shares Sold	3,300,000	$22,040,013
Shares Redeemed	(1,375,000)	(14,328,055)
Net Increase	1,925,000	$7,711,958

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Six Months Ended December 31, 2023

	Shares	Net Assets Decrease
Shares Sold	2,825,000	$13,708,463
Shares Redeemed	(8,650,000)	(59,822,874)
Net Decrease	(5,825,000)	$(46,114,411)

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2024

	Shares	Net Assets Decrease
Shares Sold	-	$-
Shares Redeemed	(75,000)	(964,090)
Net Decrease	(75,000)	$(964,090)

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2023

	Shares	Net Assets Increase
Shares Sold	25,000	$392,110
Shares Redeemed	-	-
Net Increase	25,000	$392,110

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Six Months Ended December 31, 2024

	Shares	Net Assets Increase
Shares Sold	75,000	$1,218,568
Shares Redeemed	(75,000)	(964,090)
Net Increase	-	$254,478

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

(5) Creations and Redemptions - Continued

b) Share Transactions – Continued

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

(6) Risk - Continued

(a) Investment Related Risk - Continued

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

The Hamas-Israel conflict has stoked fears of oil supply instability in the Middle East and globally. Although a ceasefire deal has been struck, the outcome of the conflict, and its lasting impact, is unpredictable. While not having an immediate impact on global oil production or tanker trade patterns, escalation or expansion of hostilities, interventions by other groups or nations, the imposition of economic sanctions on any of the oil producing nations, disruption of shipping transit in the Straits of Hormuz or other significant trade routes, or similar outcomes could lead to oil supply instability. The conflict is ongoing and, should it escalate and expand toother oil producing nations in the region, it may have a profound negative impact on oil prices and, as a result, the supply and demand for freight that could have a negative impact on spot freight rates for dry bulk and liquid freight and on Freight Futures.

In addition, The People’s Republic of China (“China”) accounts for a sizable part of oil demand, and changes in the economic and political environment in China and policies adopted by the government to regulate its economy may have a material adverse effect on tanker charter rates and as a result, Freight Futures.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of December 31, 2024, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three and six months ended December 31, 2024 and December 31, 2023, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2024 (unaudited)

(10) Net Asset Value and Financial Highlights - Continued

	BREAKWAVE DRY BULK		BREAKWAVE TANKER
	SHIPPING ETF		SHIPPING ETF
	For the Three Months Ended December 31, 2024		For the Three Months Ended December 31, 2023
	2024	2023	2024	2023

Net Asset Value
Net asset value per Share, beginning of period	$10.71	$5.50	$14.85	$15.48
Net investment loss*	(0.03)	(0.02)	(0.05)	(0.16)
Net realized and unrealized loss	(4.64)	6.16	(4.92)	0.72
Net Loss	(4.67)	6.14	(4.97)	0.56
Net Asset Value per Share, end of period	$6.04	$11.64	$9.88	$16.04
Market Value per Share, end of period	$6.08	$11.56	$9.82	$16.15
Ratios to Average Net Assets**
Expense Ratio**	5.24%	4.38%	5.18%	5.24%
Expense Ratio**** before Waiver/Assumption	7.45%	4.38%	22.48%	21.42%
Net Investment Income (Loss)	(1.74)%	(1.30)%	(1.44)%	(3.77)%
Total Return, at Net Asset Value***	(43.62)%	111.64%	(33.44)%	3.62%
Total Return, at Market Value***	(43.39)%	110.56%	(33.46)%	2.41%

*	Calculated based on average shares outstanding during the period.

**	Percentages are annualized

***	Percentages are not annualized

****	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any.

	BREAKWAVE DRY BULK		BREAKWAVE TANKER
	SHIPPING ETF		SHIPPING ETF
	For the Six Months Ended December 31, 2024		For the Six Months Ended December 31, 2023
	2024	2023	2024	2023

Net Asset Value
Net asset value per Share, beginning of period	$12.13	$5.53	$16.69	$20.83
Net investment loss*	(0.05)	(0.03)	(0.10)	(0.37)
Net realized and unrealized loss	(6.04)	6.14	(6.71)	(4.42)
Net Loss	(6.09)	6.11	(6.81)	(4.79)
Net Asset Value per Share, end of period	$6.04	$11.64	$9.88	$16.04
Market Value per Share, end of period	$6.08	$11.56	$9.82	$16.15
Ratios to Average Net Assets**
Expense Ratio**	4.78%	4.32%	5.06%	5.24%
Expense Ratio**** before Waiver/Assumption	6.43%	4.32%	19.23%	18.27%
Net Investment Income (Loss)	(1.19)%	(1.14)%	(1.31)%	(4.24)%
Total Return, at Net Asset Value***	(50.18)%	110.49%	(40.79)%	(23.00)%
Total Return, at Market Value***	(50.33)%	108.29%	(41.52)%	(22.65)%

*	Calculated based on average shares outstanding during the period.

**	Percentages are annualized

***	Percentages are not annualized

****	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any.

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

The BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Dry Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 10TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of December 31, 2024 include:

Name	Ticker	Market Value USD
Capesize 5TC FFA 180kt Timecharter Average M Jan 25	C5TCM F25 INDEX	$4,763,775
Capesize 5TC FFA 180kt Timecharter Average M Feb 25	C5TCM G25 INDEX	$4,645,025
Capesize 5TC FFA 180kt Timecharter Average M Mar 25	C5TCM H25 INDEX	$6,274,500
Panamax 4TC FFA 74kt Timecharter Average M Jan 25	P4TCM F25 INDEX	$3,600,000
Panamax 4TC FFA 74kt Timecharter Average M Feb 25	P4TCM G25 INDEX	$3,824,440
Panamax 4TC FFA 74kt Timecharter Average M Mar 25	P4TCM H25 INDEX	$4,939,935
Supramax 58 TC FFA 58kt Timecharter Average M Jan 25	S58FM F25 INDEX	$1,003,310
Supramax 58 TC FFA 58kt Timecharter Average M Feb 25	S58FM G25 INDEX	$916,545
Supramax 58 TC FFA 58kt Timecharter Average M Mar 25	S58FM H25 INDEX	$1,159,410

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

The BWET Benchmark Portfolio

The BWET Benchmark Portfolio is maintained by Breakwave, which also serves as BWET’s CTA. The BWET Benchmark Portfolio consists of the Oil Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping crude oil. Each Reference Index is published each United Kingdom business day by the Baltic Exchange and measures the charter rate for shipping crude oil in a specific size category of cargo ship and for a specific route - TD3C or TD20. The two Reference Indexes are as follows:

●	TD3C: the TD3C Index; and

●	TD20: the TD20 Index.

The Oil Freight Futures currently constituting the BWET Benchmark Portfolio as of December 31, 2024 include:

Name	Ticker	Market Value USD
TD3C FFA 270kt Middle East Gulf to China USD/MT M Jan 25	DD3CM F25 Index	$427,560
TD3C FFA 270kt Middle East Gulf to China USD/MT M Feb 25	DD3CM G25 Index	$464,000
TD3C FFA 270kt Middle East Gulf to China USD/MT M Mar 25	DD3CM H25 Index	$487,360
TD20 FFA 130kt West Africa to Continent USD/MT M Jan 25	DD20M F25 Index	$65,530
TD20 FFA 130kt West Africa to Continent USD/MT M Feb 25	DD20M G25 Index	$66,050

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

Breakwave Dry Bulk Shipping ETF

During the three months ended December 31, 2024, dry bulk spot rates declined considerably, with the benchmark Baltic Dry Index losing more than 50% of its value during the period, ending below 1,000 for the first time since the summer of 2023.

Although geopolitical turmoil continues to affect spot freight rates, slower demand for bulk transportation towards the end of the calendar year weighed on sentiment and thus pushed rates lower. The Israel-Hamas conflict and the resulting ship attacks in the Red Sea passage did and may continue to rearrange shipping routes in the process lengthening the average trip and leading to significant disruptions across all shipping segments. Dry bulk has not been affected as much as other shipping segments from the ongoing conflict. Yet, spot rates have remained elevated for most of 2024 but weakened significantly towards the end of the year.

During the three months ended December 31, 2024, iron ore trade volumes to China experienced a decline versus the previous year, as lower overall steel production had a negative impact on demand for iron ore. Portside inventories of iron ore remain elevated and thus demand was also negatively affected. Although additional stimulus programs have been introduced during the period, the Chinese real estate sector remained in a relatively fragile state for the third year in a row, and while steel demand for manufacturing has increased, such improvement has been more than offset by weaker demand for construction. Iron ore prices remained subdued during the period due to the beforementioned demand issues. Coal volumes have remained relatively flat versus last year, on a slower pace in growth from China and India offset by weakening flows into Europe.

The combination of continued strong Chinese bulk commodity demand combined with global disruptions due to geopolitical conflicts have been supportive for spot rates for dry bulk shipping during most of 2024, although the sudden weakening towards the end of the year is a cause of concern for the near future. Spot rate volatility increased considerably during the period, following an unusual stability in the freight futures market during prior months.

The dry bulk orderbook continue to increase throughout the period from relatively low levels as period rates remained elevated, incentivizing owners to place new orders.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended December 31, 2024.

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

The per Share market value of BDRY and its NAV tracked closely for the six months ended December 31, 2024.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended December 31, 2024 and 2023, and the six months ended December 31, 2024 and 2023.

The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

●	Benchmark portfolio uses settlement prices of freight futures vs. BDRY closing share price for BDRY,

●	Benchmark portfolio roll methodology assumes rolls that happen evenly at fractions of lots vs. BDRY that transacts at real minimum lot size available pursuant to market practice (5 lots minimum),

●	Benchmark portfolio assumes rolls that are happening at daily settlement prices vs. BDRY that transacts at prevailing prices during the day that might or might not be equal to settlement prices,

●	Benchmark portfolio assumes no trading commissions vs. BDRY that pays 10bps of nominal value in commissions per transaction,

●	Benchmark portfolio assumes no clearing fees vs BDRY that pays approximately $12 per lot in clearing fees per transaction,

●	Benchmark portfolio assumes no management fees vs. BDRY fee structure of 3.5% of average net assets on an annualized basis, and

●	Creations and redemptions that lead to transactions in the freight futures market might occur at prices that might be different versus the settlement prices.

There are no competitors. BDRY is the only Freight futures ETF globally.

FOR THE THREE MONTHS ENDED December 31, 2024

Fund Share Price Performance

During the three months ended December 31, 2024, the NYSE Arca market value of each Share decreased (43.39%) from $10.74 per Share, representing the closing price on September 30, 2024, to $6.08 per Share, representing the closing price on December 31, 2024. The Share price high and low for the three months ended December 31, 2024 and related change from the closing Share price on September 30, 2024 were as follows: Shares traded from a high of $10.35 per share (-3.63%) on October 3, 2024 to a low of $5.71 per share (-46.83%) on December 11, 2024.

Fund Share Net Asset Performance

For the three months ended December 31, 2024, the net asset value of each Share decreased (43.64%) from $10.71 per Share to $6.04 per Share. Losses in the investments and futures contracts in addition to an overall net investment loss resulting in the overall decrease in the NAV per Share during the three months ended December 31, 2024.

Net loss for the three months ended December 31, 2024, was ($11,489,313), resulting from net realized losses on investments and futures contracts of ($9,194,227), unrealized gains on futures contracts of ($2,196,210) and the net investment loss of ($98,876).

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

FOR THE SIX MONTHS ENDED December 31, 2024

Fund Share Price Performance

During the six months ended December 31, 2024, the NYSE Arca market value of each Share decreased (50.33%) from $12.24 per Share, representing the closing price on June 30, 2024, to $6.08 per Share, representing the closing price on December 31, 2024. The Share price high and low for the six months ended December 31, 2024 and related change from the closing Share price on June 30, 2024 were as follows: Shares traded from a high of $12.50 per share (+2.12%) on July 1, 2024 to a low of $5.71 per share (-53.35%) on December 11, 2024.

Fund Share Net Asset Performance

For the six months ended December 31, 2024, the net asset value of each Share decreased (50.19%) from $12.13 per Share to $6.04 per Share. Losses in the investments and futures contracts in addition to an overall net investment loss resulting in the overall decrease in the NAV per Share during the six months ended December 31, 2024.

Net loss for the six months ended December 31, 2024, was ($15,708,546), resulting from net realized losses on investments and futures contracts of ($14,038,246), unrealized losses on futures contracts of ($1,513,760) and the net investment loss of ($156,540).

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

Breakwave Tanker Shipping ETF

During the three months ended December 31, 2024, crude tanker spot rates experienced low volatility, with average spot rates for Very Large Crude Carriers (VLCC) declining considerably compared to last year. The unusual weakness during a historically strong period for tankers was rather surprising for market participants that were anticipating the usual seasonal strength. VLCC rates ended the year at the lowest point in three years.

Geopolitical turmoil has greatly affected global shipping, as the Israel-Hamas conflict and the resulting ship attacks in the Red Sea passage did and may continue to rearrange shipping routes in the process lengthening the average trip and leading to significant disruptions across all shipping segments. For crude tanker shipping the impact has been relatively small, as most of the crude shipped in Very Large Crude Carriers (VLCCs) does not use the Suez Canal. Although the disruption initially had a knock-on effect on crude tanker rates, fundamentally this sub sector of the broader tanker market has not been affected by the conflict.

China remains the main region of demand growth for crude oil and, as a result, for crude tanker demand. However, slower oil import growth and weaker domestic demand in China remains a major concern for tanker rates. The Chinese economy has experienced a deceleration in economic growth, and although import activity has been relatively stable, during the first nine months of 2024 oil imports declined marginally. With OPEC+ maintaining its existing production quota throughout the period, there has been little room for tanker demand growth, and although longer sailing distances associated with Brazilian and US oil exports have aided overall tanker demand, such an increase has not been sufficient to push spot tanker rates higher. The recent announcement by OPEC+ to gradually increase oil production sometime in 2025, should, if implemented, increase demand for crude tankers.

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

The per Share market value of BWET and its NAV tracked closely for the three months ended December 31, 2024.

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

The per Share market value of BWET and its NAV tracked closely for the six months ended December 31, 2024.

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

The graphs above compare the return of BWET with the benchmark portfolio returns for the three months ended December 31, 2024 and 2023, and the six months ended December 31, 2024 and 2023.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

Fund Share Price Performance

During the three months ended December 31, 2024, the NYSE Arca market value of each Share decreased (33.48%) from $14.76 per Share, representing the closing price on September 30, 2024, to $9.82 per Share, representing the closing price on December 31, 2024. The Share price high and low for the three months ended December 31, 2024 and related change from the closing Share price on September 30, 2024 were as follows: Shares traded from a high of $16.36 per Share (+10.84%) on October 4, 2024 to a low of $9.57 per Share (-35.16%) on December 11, 2024.

Fund Share Net Asset Performance

For the three months ended December 31, 2024 the net asset value of each Share decreased (33.46%) from $14.85 per Share to $9.88 per Share. Losses in the investments and futures contracts in addition to an overall net investment loss resulting in the overall decrease in the NAV per Share during the three months ended December 31, 2024.

Net loss for the three months ended December 31, 2024, was ($770,451), resulting from net realized losses on futures contracts of ($728,787), net unrealized losses on futures contracts of ($34,492), and the net investment loss of ($7,172).

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

Fund Share Price Performance

During the three months ended December 31, 2023, the NYSE Arca market value of each Share increased (+2.41%) from $15.77 per Share, representing the closing price on September 30, 2023, to $16.15 per Share, representing the closing price on December 29, 2023. The Share price high and low for the three months ended December 31, 2023 and related change from the closing Share price on September 30, 2023 were as follows: Shares traded from a high of $18.47 per Share (+17.12%) on October 30, 2023 to a low of $13.58 per Share (-13.89%) on October 6, 2023.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024

Fund Share Price Performance

During the six months ended December 31, 2024, the NYSE Arca market value of each Share decreased (41.52%) from $16.79 per Share, representing the closing price on June 30, 2024, to $9.82 per Share, representing the closing price on December 31, 2024. The Share price high and low for the six months ended December 31, 2024 and related change from the closing Share price on June 30, 2024 were as follows: Shares traded from a high of $16.82 per Share (+0.18%) on July 22, 2024 to a low of $9.57 per Share (-43.00%) on December 11, 2024.

Fund Share Net Asset Performance

For the six months ended December 31, 2024 the net asset value of each Share decreased (40.79%) from $16.69 per Share to $9.88 per Share. Losses in the investments and futures contracts in addition to an overall net investment loss resulting in the overall decrease in the NAV per Share during the six months ended December 31, 2024.

Net loss for the six months ended December 31, 2024, was ($1,106,114), resulting from net realized losses on investments and futures contracts of ($1,021,428), net unrealized losses on investment and futures contracts of ($68,970), and the net investment loss of ($15,716).

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and its investments in collateralizing Treasury Securities, if any. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Funds are paid to the Funds. BDRY earned $198,965 and $457,674, respectively, in interest income during the three months ended December 31, 2024 and 2023 and $473,381 and $995,384, respectively, in interest income during the six months ended December 31, 2024 and 2023. BWET earned $18,590 and $7,475, respectively, in interest income during the three months ended December 31, 2024 and 2023 and $45,020 and $13,881, respectively, in interest income during the six months ended December 31, 2024 and 2023.

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

Off Balance Sheet Financing

As of December 31, 2024, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through December 31, 2025. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $42,970 and $-0- for the three months ended December 31, 2024 and 2023, respectively, and $49,343 and $-0- for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $82,348 and $-0- for the three months ended December 31, 2024 and 2023, respectively, and $168,344 and $-0- for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses, prior to the assumption and waiver of expenses, amounted to $423,159 and $650,217 for the three months ended December 31, 2024 and 2023, respectively, and $847,608 and $1,351,888 for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations.

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BWET so that BWET’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BWET’s average daily net assets (the “BWET Expense Cap”). The assumption of expenses and waiver of BWET’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through December 31, 2025. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BWET could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BWET, pursuant to the BWET Expense Cap, amounted to $78,746 and $74,622 for the three months ended December 31, 2024 and 2023, respectively, and $143,851 and $160,731 for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $7,206 and $7,347 for the three months ended December 31, 2024 and 2023, respectively, and $26,129 and $20,130 for the six months ended December 31, 2024 and 2023, respectively, as disclosed in the Combined Statements of Operations. BWET currently accrues its daily expenses based upon established individual expense category amounts or the BWET Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BWET’s total expenses, prior to the assumption and waiver of expenses, amounted to $111,714 and $108,527 for the three months ended December 31, 2024 and 2023, respectively, and $230,716 and $253,668 for the six months ended December 31, 2024 and 2023, respectively as disclosed in the Combined Statements of Operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Trust and each of BRDY and BWET maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s, BRDY’s or BWET’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s , BRDY’s or BWET’s internal control over financial reporting.

The Trust confirms that the certifications of the principal executive officer and principal financial officer filed with this quarterly report on Form 10-Q are applicable to the Trust and each of BRDY and BWET.

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

(b)

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On December 31, 2024, 5,150,040 shares of the Fund were outstanding for a market capitalization of $31,312,243. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering an indeterminate amount of common units of beneficial interest, or “Shares,” of the Breakwave Tanker Shipping ETF (File No. 333-266945) was declared effective on April 28, 2023. On December 31, 2024, 125,100 Shares of the Fund were outstanding for a market capitalization of $1,228,482. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed 17 baskets (each comprising 25,000 shares) during the three months ended December 31, 2024 at an average price per share of $8.92. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended December 31, 2024:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
October 2024	325,000	$9.13
November 2024	100,000	8.06
December 2024
Total	425,000	$8.92

BWET does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BWET redeemed 3 baskets (each comprising 25,000 shares) during the three months ended December 31, 2024 at an average price per share of $12.85. The following table provides information about BWET’s redemptions by Authorized Participants during the three months ended December 31, 2024:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
October 2024	50,000	$13.44
November 2024	25,000	11.68
December 2024
Total	75,000	$12.85

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	Not Applicable.

(c)	None of the Sponsor’s officers have adopted, modified or terminated plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Funds for the three months ended December 31, 2024.

(d)	In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment’s profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Management has evaluated the impact of adopting this guidance with respect to the financial statements and disclosures and determined there is no impact for the Funds.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed Herewith.

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

Date: February 14, 2025