Form 10-Q
period 2025-03-31
Amplify Commodity Trust
filed 2025-05-15
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2025.

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

Securities Registered Pursuant to Section 12(b) of the Act:

The registrant had 10,450,040 outstanding shares as of May 1, 2025. (BDRY)

The registrant had 125,100 outstanding shares as of May 1, 2025. (BWET)

AMPLIFY COMMODITY TRUST

i

Part I.

INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Item 1. Interim Financial Statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Assets and Liabilities

March 31, 2025 (Unaudited)

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING	TANKER SHIPPING
	ETF	ETF	COMBINED
Assets
Investment in securities, at fair value (cost $34,866,941 and $543,057, respectively)	$34,866,941	$543,057	$35,409,998
Segregated cash held by broker*	25,145,286	979,007	26,124,293
Unrealized appreciation on futures contracts	2,461,665	-	2,461,665
Due from Sponsor	-	33,976	33,976
Interest receivable	178,183	3,686	181,869
Total assets	62,652,075	1,559,726	64,211,801
Liabilities
Due to Sponsor	145,598	-	145,598
Payable on open futures contracts	665	-	665
Unrealized depreciation on futures contracts	-	67,960	67,960
Other accrued expenses	329,095	129,821	458,916
Payable for fund shares redeemed	475,793	-	475,793
Total liabilities	951,151	197,781	1,148,932

Net Assets	$61,700,924	$1,361,945	$63,062,869
Net Assets Consist Of:
Paid-in Capital	$30,217,091	$1,509,928	$31,727,019
Total Distributable Earnings (Accumulated Deficit)	31,483,833	(147,983)	31,335,850
Net Assets	$61,700,924	$1,361,945	$63,062,869

Shares outstanding (unlimited authorized)	9,725,040	125,100
Net asset value per share	$6.34	$10.89
Market value per share	$6.25	$10.91
* Required margin held as collateral for open futures contracts	$13,590,783	$338,089	$13,928,872

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

AMPLIFY COMMODITY TRUST

Combined Schedules of Investments

March 31, 2025 (Unaudited)

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING ETF	TANKER SHIPPING ETF	COMBINED
MONEY MARKET FUNDS – 56.5% and 39.9%, respectively
Invesco Government & Agency Portfolio - Institutional Class, 4.30% (a) (34,866,941 and 543,057 shares, respectively)	$34,866,941	$543,057	$35,409,998
TOTAL MONEY MARKET FUNDS (Cost $34,866,941 and 543,057, respectively)	34,866,941	543,057	35,409,998

Total Investments (Cost $34,866,941 and $543,057, respectively) – 56.5% and 39.9%, respectively	34,866,941	543,057	35,409,998
Other Assets in Excess of Liabilities – 43.5% and 60.1%, respectively (b)	26,833,983	818,888	27,652,871
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$61,700,924	$1,361,945	$63,062,869

(a)	Annualized seven-day yield as of March 31, 2025.

(b)	$25,145,286 and $979,007, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized
Futures Contracts	Appreciation/	Notional	Percentage of
March 31, 2025 (Unaudited)	(Depreciation)	Value	Capital
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring April 30, 2025 (Underlying Face Amount at Market Value - $9,789,500) (500 contracts)	$298,500	$9,789,500	16%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring April 30, 2025 (Underlying Face Amount at Market Value - $7,931,615) (685 contracts)	75,365	7,931,615	13%
Baltic Exchange Supramax T/C Average Shipping Route Index Expiring April 30, 2025 (Underlying Face Amount at Market Value - $1,975,615) (185 contracts)	(140,760)	1,975,615	3%
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring May 31, 2025 (Underlying Face Amount at Market Value - $10,308,190) (485 contracts)	1,109,690	10,308,190	17%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring May 31, 2025 (Underlying Face Amount at Market Value - $7,817,905) (685 contracts)	(38,345)	7,817,905	13%
Baltic Exchange Supramax T/C Average Shipping Route Index Expiring May 31, 2025 (Underlying Face Amount at Market Value - $2,024,270) (185 contracts)	(92,105)	2,024,270	3%
Baltic Exchange Capesize T/C Average Shipping Route Expiring June 30, 2025 (Underlying Face Amount at Market Value - $10,560,875) (485 contracts)	1,362,375	10,560,875	18%
Baltic Exchange Panamax T/C Average Shipping Route Expiring June 30, 2025 (Underlying Face Amount at Market Value - $7,800,780) (685 contracts)	(55,470)	7,800,780	13%
Baltic Exchange Supramax T/C Average Shipping Route Expiring June 30, 2025 (Underlying Face Amount at Market Value - $2,058,125) (185 contracts)	(58,250)	2,058,125	3%
	$2,461,000	$60,266,875	100%

BREAKWAVE TANKER SHIPPING ETF	Unrealized
Futures Contracts	Appreciation/	Notional	Percentage of
March 31, 2025 (Unaudited)	(Depreciation)	Value	Capital
Baltic Freight Route West Africa to Continent Expiring April 30, 2025 (Underlying Face Amount at Market Value - $78,105) (5 contracts)	$(852)	$78,105	5%
Baltic Freight Route Middle East Gulf to China Expiring April 30, 2025 (Underlying Face Amount at Market Value - $460,600) (35 contracts)	(10,653)	460,600	31%
Baltic Freight Route West Africa to Continent Expiring May 31, 2025 (Underlying Face Amount at Market Value - $71,115) (5 contracts)	1,497	71,115	5%
Baltic Freight Route Middle East Gulf to China Expiring May 31, 2025 (Underlying Face Amount at Market Value - $449,400) (35 contracts)	(21,853)	449,400	30%
Baltic Freight Route Middle East Gulf to China Expiring June 30, 2025 (Underlying Face Amount at Market Value - $435,155) (35 contracts)	(36,099)	435,155	29%
	$(67,960)	$1,494,375	100%

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

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Three Months Ended March 31, 2025 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$409,695	$10,616	$420,311

Expenses
Sponsor fee	30,822	12,329	43,151
CTA fee	179,110	5,065	184,175
Audit fees	7,930	13,717	21,647
Tax preparation fees	7,920	23,537	31,457
Admin/accounting/custodian/transfer agent fees	15,249	20,351	35,600
Legal fees	45,574	20,266	65,840
Chief Compliance Officer fees	6,203	6,203	12,406
Principal Financial Officer fees	6,203	6,203	12,406
Regulatory reporting fees	6,203	6,203	12,406
Brokerage commission fees	135,443	5,734	141,177
Distribution fees	(2,931)	(2,419)	(5,350)
NJ filing fees	23,850	900	24,750
Insurance fees	1,537	1,530	3,067
Listing and calculation agent fees	1,966	1,966	3,932
Marketing fees	3,690	3,690	7,380
Trustee fees	630	630	1,260
Printing and postage fees	(5,700)	6,743	1,043
Wholesale support fees	20,942	4,214	25,156
Miscellaneous fees	(1,300)	(1,399)	(2,699)
Total Expenses	483,341	135,463	618,804
Less: Waiver of CTA fee	-	(5,065)	(5,065)
Less: Expenses reimbursed to/(absorbed by) Sponsor	84,434	(112,435)	(28,001)
Net Expenses	567,775	17,963	585,738
Net Investment Loss	(158,080)	(7,347)	(165,427)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Futures contracts	1,177,137	264	1,177,401

Change in Unrealized Gain (Loss) on
Futures contracts	4,763,435	116,890	4,880,325
Net realized and unrealized gain (loss)	5,940,572	117,154	6,057,726
Net Income	$5,782,492	$109,807	$5,892,299

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Three Months Ended March 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$372,645	$19,748	$392,393

Expenses
Sponsor fee	31,119	12,446	43,565
CTA fee	196,218	21,196	217,414
Audit fees	21,323	11,870	33,193
Tax preparation fees	54,660	668	55,328
Admin/accounting/custodian/transfer agent fees	16,430	14,885	31,315
Legal fees	11,201	11,201	22,402
Chief Compliance Officer fees	6,220	6,220	12,440
Principal Financial Officer fees	6,220	6,220	12,440
Regulatory reporting fees	6,220	6,220	12,440
Brokerage commissions	117,892	76,663	194,555
Distribution fees	3,906	3,891	7,797
NJ Filing fees	33,608	(3,159)	30,449
Insurance expense	3,731	3,735	7,466
Listing and calculation agent fees	2,284	1,679	3,963
Marketing expenses	2,260	3,735	5,995
Other expenses	10,070	3,586	13,656
Wholesale support fees	22,451	5,436	27,887
Total Expenses	545,813	186,492	732,305
Less: Waiver of CTA fee	-	(21,196)	(21,196)
Less: Expenses absorbed by Sponsor	-	(37,363)	(37,363)
Net Expenses	545,813	127,933	673,746
Net Investment Loss	(173,168)	(108,185)	(281,353)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	31,148,394	861,391	32,009,785

Change in Unrealized Gain (Loss) on
Investments and futures contracts	(22,417,090)	78,426	(22,338,664)
Net realized and unrealized gain (loss)	8,731,304	939,817	9,671,121
Net Income	$8,558,136	$831,632	$9,389,768

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Nine Months Ended March 31, 2025 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$883,076	$55,633	$938,709

Expenses
Sponsor fee	93,837	37,535	131,372
CTA fee	370,334	22,464	392,798
Audit fees	49,931	39,845	89,776
Tax preparation fees	161,107	28,110	189,217
Admin/accounting/custodian/transfer agent fees	47,329	50,536	97,865
Legal fees	77,441	51,956	129,397
Chief Compliance Officer fees	18,716	18,716	37,432
Principal Financial Officer fees	18,716	18,716	37,432
Regulatory reporting fees	18,716	18,716	37,432
Brokerage commissions	303,787	24,473	328,260
Distribution fees	6,145	513	6,658
NJ Filing fees	72,610	2,740	75,350
Insurance expense	4,746	4,739	9,485
Listing and calculation agent fees	5,690	5,690	11,380
Marketing expenses	11,234	11,234	22,468
Miscellaneous fees	347	246	593
Trustee Fees	1,918	1,918	3,836
Printing and Postage	19,065	14,471	33,536
Wholesale support fees	49,280	13,558	62,838
Total Expenses	1,330,949	366,176	1,697,125
Less: Waiver of CTA fee	(217,687)	(22,464)	(240,151)
Less: Expenses reimbursed to/(absorbed by) Sponsor	84,434	(265,016)	(180,582)
Net Expenses	1,197,696	78,696	1,276,392
Net Investment Loss	(314,620)	(23,063)	(337,683)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Futures contracts	(12,861,109)	(1,021,164)	(13,882,273)

Change in Unrealized Gain (Loss) on
Futures contracts	3,249,675	47,920	3,297,595
Net realized and unrealized gain (loss)	(9,611,434)	(973,244)	(10,584,678)
Net Loss	$(9,926,054)	$(996,307)	$(10,922,361)

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Nine Months Ended March 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$1,321,869	$33,629	$1,355,498

Expenses
Sponsor fee	93,945	37,579	131,524
CTA fee	649,766	41,326	691,092
Audit fees	62,697	40,685	103,382
Tax preparation fees	165,344	8,880	174,224
Admin/accounting/custodian/transfer agent fees	49,603	44,941	94,544
Legal fees	33,821	33,821	67,642
Chief Compliance Officer fees	18,788	18,788	37,576
Principal Financial Officer fees	18,788	18,788	37,576
Regulatory reporting fees	18,788	18,788	37,576
Brokerage commissions	474,508	100,990	575,498
Distribution fees	11,799	11,765	23,564
NJ Filing fees	159,319	7,000	166,319
Insurance expense	11,273	11,273	22,546
Listing and calculation agent fees	6,915	5,073	11,988
Marketing expenses	12,738	11,273	24,011
Other expenses	29,862	13,153	43,015
Wholesale support fees	79,747	16,037	95,784
Total Expenses	1,897,701	440,160	2,337,861
Less: Waiver of CTA fee	-	(41,326)	(41,326)
Less: Expenses absorbed by Sponsor	-	(198,094)	(198,094)
Net Expenses	1,897,701	200,740	2,098,441
Net Investment Loss	(575,832)	(167,111)	(742,943)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	40,625,989	992,069	41,618,058

Change in Unrealized Gain (Loss) on
Investments and futures contracts	14,553,830	(830,771)	13,723,059
Net realized and unrealized gain (loss)	55,179,819	161,298	55,341,117
Net income (loss)	$54,603,987	$(5,813)	$54,598,174

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Three Months Ended March 31, 2025 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$31,116,566	$1,236,181	$32,352,747

Increase (decrease) in Net Assets from share transactions
Addition of 4,900,000 and 25,000 shares, respectively	26,912,420	283,038	27,195,458
Redemption of 325,000 and 25,000 shares, respectively	(2,110,554)	(267,081)	(2,377,635)
Net increase (decrease) in Net Assets from share transactions	24,801,866	15,957	24,817,823

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(158,080)	(7,347)	(165,427)
Net realized gain (loss)	1,177,137	264	1,177,401
Change in net unrealized gain (loss)	4,763,435	116,890	4,880,325
Net Increase (decrease ) in Net Assets from operations	5,782,492	109,807	5,892,299

Net Assets at End of Period	$61,700,924	$1,361,945	$63,062,869

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Statements of Changes in Net Assets

Three Months Ended March 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$61,125,337	$2,007,207	$63,132,544

Increase (decrease) in Net Assets from share transactions
Addition of 1,225,000 and 725,000 shares, respectively	16,389,840	12,588,355	28,978,195
Redemption of 2,025,000 and 675,000 shares, respectively	(23,808,925)	(12,161,970)	(35,970,895)
Net Increase (decrease) in Net Assets from share transactions	(7,419,085)	426,385	(6,992,700)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(173,168)	(108,185)	(281,353)
Net realized gain (loss)	31,148,394	861,391	32,009,785
Change in net unrealized gain (loss)	(22,417,090)	78,426	(22,338,664)
Net Increase (decrease) in Net Assets from operations	8,558,136	831,632	9,389,768

Net Assets at End of Period	$62,264,388	3,265,224	$65,529,612

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Statements of Changes in Net Assets

Nine Months Ended March 31, 2025 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$39,113,154	$2,087,817	$41,200,971

Increase (decrease) in Net Assets from share transactions
Addition of 8,200,000 and 100,000 shares, respectively	48,952,433	1,501,605	50,454,038
Redemption of 1,700,000 and 100,000 shares, respectively	(16,438,609)	(1,231,170)	(17,669,779)
Net Increase (decrease) in Net Assets from share transactions	32,513,824	270,435	32,784,259

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(314,620)	(23,063)	(337,683)
Net realized gain (loss)	(12,861,109)	(1,021,164)	(13,882,273)
Change in net unrealized gain (loss)	3,249,675	47,920	3,297,595
Net Increase (decrease) in Net Assets from operations	(9,926,054)	(996,307)	(10,922,361)

Net Assets at End of Period	$61,700,924	$1,361,945	$63,062,869

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Statements of Changes in Net Assets

Nine Months Ended March 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$61,193,899	$4,168,752	$65,362,651

Increase (decrease) in Net Assets from share transactions
Addition of 4,050,000 and 750,000 shares, respectively	30,098,300	12,980,465	43,078,765
Redemption of 10,675,000 and 775,000 shares, respectively	(83,631,798)	(13,878,180)	(97,509,978)
Net Increase (decrease) in Net Assets from share transactions	(53,533,498)	(897,715)	(54,431,213)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(575,832)	(167,111)	(742,943)
Net realized gain (loss)	40,625,989	992,069	41,618,058
Change in net unrealized gain (loss)	14,553,830	(830,771)	13,723,059
Net Increase (decrease) in Net Assets from operations	54,603,987	(5,813)	54,598,174

Net Assets at End of Period	$62,264,388	3,265,224	$65,529,612

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Cash Flows

Nine Months Ended March 31, 2025 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$(9,926,054)	$(996,307)	$(10,922,361)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Sale (Purchase) of investments, net	(26,518,746)	486,863	(26,031,883)
Change in net unrealized loss (gain) on futures	(3,249,675)	(47,920)	(3,297,595)
Change in operating assets and liabilities:
Decrease (Increase) in interest receivable	(58,657)	818	(57,839)
Decrease (Increase) in due from sponsor	-	(11,302)	(11,302)
Increase (Decrease) in payable for Fund shares received	475,793	-	475,793
Increase (Decrease) in due to sponsor	109,394	-	109,394
Increase (Decrease) in accrued expenses	59,795	32,543	92,338
Net cash provided by (used in) operating activities	(39,108,150)	(535,305)	(39,643,455)

Cash flows from financing activities
Proceeds from sale of shares	48,952,433	1,501,605	50,454,038
Paid on redemption of shares	(16,438,609)	(1,231,170)	(17,669,779)
Net cash provided by (used in) financing activities	32,513,824	270,435	32,784,259

Net increase (decrease) in cash and restricted cash	(6,594,326)	(264,870)	(6,859,196)
Cash and restricted cash, beginning of year	31,739,612	1,243,877	32,983,489
Cash and restricted cash, end of year	$25,145,286	$979,007	$26,124,293

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	$25,145,286	$979,007	$26,124,293
Total cash and restricted cash as shown on the statement of cash flows	$25,145,286	$979,007	$26,124,293

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Cash Flows

Nine Months Ended March 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$54,603,987	$(5,813)	$54,598,174
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(40,625,989)	(992,069)	(41,618,058)
Change in net unrealized loss (gain) on investments	(14,553,830)	830,771	(13,723,059)
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	81,416,318	240,957	81,657,275
Decrease (increase) in interest receivable	100,179	(1,350)	98,829
Decrease (increase) in receivable on open futures contracts	(869,225)	825,287	(43,938)
Decrease (increase) in payable on open futures contracts	(13,669,745)	5,484	(13,664,261)
Decrease (increase) in receivable for Fund shares sold	(673,250)	-	(673,250)
Increase (decrease) in due to sponsor	133,114	27,030	160,144
Increase (decrease) in other accrued expenses	(12,135)	1,838	(10,297)
Net cash (used in) operating activities	65,849,424	932,135	66,781,559
Cash flows from financing activities
Proceeds from sale of shares	30,098,300	12,980,465	43,078,765
Paid on redemption of shares	(83,631,798)	(13,878,180)	(97,509,978)
Net cash provided by (used in) financing activities	(53,533,498)	(897,715)	(54,431,213)
Net increase (decrease) in cash and restricted cash	12,315,926	34,420	12,350,346
Cash and restricted cash, beginning of period	35,323,736	2,879,954	38,203,690
Cash and restricted cash, end of period	$47,639,662	$2,914,374	$50,554,036

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	47,639,662	2,914,374	50,554,036
Total cash and restricted cash as shown on the statement of cash flows	$47,639,662	$2,914,374	$50,554,036

See accompanying notes to unaudited interim combined financial statements.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

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

March 31, 2025 (unaudited)

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

March 31, 2025 (unaudited)

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

The accompanying combined interim financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. These interim financial statements should be read in conjunction with the Fund’s annual report on Form 10-K for the year ended June 30, 2024, BDRY’s prospectus dated February 14, 2025 (the “BDRY Prospectus,”), and BWET’s prospectus dated February 14, 2025 (the “BWET” Prospectus”). Interim period results are not necessarily indicative of results for a full-year period.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three and nine months ended March 31, 2025 and 2024 was at 4:00 p.m. Eastern Time on March 31, 2025 and March 28, 2024, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three and nine months ended March 31, 2025 and March 31, 2024.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at March 31, 2025 and March 29, 2024.

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

March 31, 2025 (unaudited)

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

The following tables summarize BDRY’s valuation of investments at March 31, 2025 and at June 30, 2024 using the fair value hierarchy:

	March 31, 2025 (unaudited)
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$34,866,941	$2,461,000	$37,327,941

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Payable on open futures contracts and Unrealized appreciation on futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2024
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$8,348,195	$(788,675)	$7,599,520

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the nine months ended March 31, 2025 and the year ended June 30, 2024, BDRY recognized no transfers from Level I, Level II or Level III.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

(g) Financial Instruments and Fair Value - Continued

The following tables summarize BWET’s valuation of investments at March 31, 2025 and at June 30, 2024 using the fair value hierarchy:

	March 31, 2025 (unaudited)
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$543,057	$(67,960)	$475,097

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2024
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$1,029,920	$(115,880)	$914,040

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the nine months ended March 31, 2025 and the year ended June 30, 2024, BWET recognized no transfers from Level I, Level II or Level III.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at March 31, 2025. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

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

All open derivative positions at March 31, 2025 and at June 30, 2024, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

Average Derivative Volume, for the nine months ended March 31, 2025

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	1,086	$14,819,528
Breakwave Tanker Shipping ETF	56	$786,025
Amplify Commodity Trust (combined)	1,142	$15,605,553

Average Derivative Volume, for the period ended June 30, 2024

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	782	$15,359,875
Breakwave Tanker Shipping ETF	117	$1,543,866
Amplify Commodity Trust (combined)	899	$16,903,741

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of March 31, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Unrealized appreciation on futures contracts	$2,845,930	Payable on open futures contracts and unrealized depreciation on futures contracts	$384,930	$2,461,000

(a)	Represents cumulative payable on futures contracts and appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Receivable on open futures contracts and unrealized appreciation on futures contracts	$328,945	Payable on open futures contracts and Unrealized depreciation on futures contracts	$1,117,620	$788,675

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2025

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$1,177,137	$4,763,435

The futures contracts open at March 31, 2025 are indicative of the activity for the three months ended March 31, 2025.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$31,148,394	$(22,417,090)

The futures contracts open at March 31, 2024 are indicative of the activity for the three months ended March 31, 2024.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2025

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(12,861,109)	$3,249,675

The futures contracts open at March 31, 2025 are indicative of the activity for the nine months ended March 31, 2025.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on investments and futures contracts	$40,625,989	$14,553,830

The futures contracts open at March 31, 2024 are indicative of the activity for the nine months ended March 31, 2024.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of March 31, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Crude Oil Tanker Index Rates Market Risk	Unrealized appreciation on futures contracts	$1,497	Unrealized depreciation on futures contracts	$69,457	$67,960

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Crude Oil Tanker Index Rates Market Risk	Unrealized appreciation on futures contracts	$-	Unrealized depreciation on futures contracts	$115,880	$115,880

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2025

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$264	$116,890

The futures contracts open at March 31, 2025 are indicative of the activity for the three months ended March 31, 2025.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on investments and futures contracts	$861,391	$78,426

The futures contracts open at March 31, 2024 are indicative of the activity for the three months ended March 31, 2024.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2025

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(1,021,164)	$47,920

The futures contracts open at March 31, 2025 are indicative of the activity for the nine months ended March 31, 2025.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on investments and futures contracts	$992,069	$(830,771)

The futures contracts open at March 31, 2024 are indicative of the activity for the nine months ended March 31, 2024.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $-0- and $-0-, for the three months ended March 31, 2025 and 2024, respectively, and $217,687 and $-0- for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. Effective September 1, 2022 Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At March 31, 2025, BDRY is subject to potential future repayments of $157,132 to Breakwave. The potential future repayments expire during the year ending June 30, 2028, in the amount of $157,132.

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

The waiver of BWET’s CTA fees, pursuant to the undertaking, amounted to $5,065 and $21,196 for the three months ended March 31, 2025 and 2024, respectively, and $22,464 and $41,326 for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At March 31, 2025, BWET is subject to potential future repayments of $702,037 to Breakwave. The potential future repayments expire during the years ending June 30, 2026, 2027, and 2028 in the amounts of $80,669, $333,888, and $287,480, respectively.

The Funds currently accrue their daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of BDRY, expenses recouped of $84,434 and $-0- for the three months ended March 31, 2025 and 2024, respectively, and $-0- and $-0- for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

In the case of BWET, expenses absorbed by the Sponsor aggregated $112,435 and $37,363 for the three months ended March 31, 2025 and 2024, and $265,016 and $198,094 for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

March 31, 2025 (unaudited)

(4) Agreements - Continued

(b) The Administrator, Custodian, Fund Accountant and Transfer Agent - Continued

Each Fund has agreed to pay U.S. Bank 0.05% of average assets under management (AUM), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $15,249 and $16,430 for the three months ended March 31, 2025 and 2024, respectively, and $47,329 and $49,603 for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET paid U.S. Bank $20,351 and $14,885 for the three months ended March 31, 2025 and 2024, and $50,536 and $44,941 for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

BDRY incurred $(2,931) and $3,906 in distribution and related administrative services for the three months ended March 31, 2025 and 2024, respectively, and $6,145 and $11,799 for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $(2,419) and $3,891 in distribution and related administrative services for the three months ended March 31, 2025 and 2024, respectively, and $513 and $11,765 for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BWET pays the Sponsor an annual fee for wholesale support services of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly.

BDRY incurred $20,942 and $22,451 in wholesale support fees for the three months ended March 31, 2025 and 2024, respectively, and $49,280 and $79,747 for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $4,214 and $5,436 in wholesale support fees for the three months ended March 31, 2025 and 2024, respectively, and $13,558 and $16,037 for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% for BDRY and 1.35% for BWET (excluding the impact on each Fund of creation and/or redemption activity) of the net asset value of BDRY and BWET, respectively, for execution and clearing services on behalf of the Funds, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $135,443 and $117,892 in brokerage commissions and fees for the three months ended March 31, 2025 and 2024, respectively, and $303,787 and $474,508 for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $5,734 and $76,663 in brokerage commissions and fees for the three months ended March 31, 2025 and 2024, respectively, and $24,473 and $100,990 for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statement of Operations.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

(4) Agreements - Continued

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Funds. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $630 and $-0- in trustee fees for the three months ended March 31, 2025 and 2024, respectively, and $1,918 and $-0- for the nine months ended March 31, 2025 and 2024, respectively, which is included in Trustees Fees in the Combined Statements of Operations. BWET incurred $630 and $-0- in trustee fees for the three months ended March 31, 2025 and 2024, respectively, and $1,918 and $-0- for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statement of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, if any, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $483,341 and $545,813 for the three months ended March 31, 2025 and 2024, respectively, and $1,330,949 and $1,897,701 for the nine months ended March 31, 2025 and 2024, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $-0- and $-0- for the three months ended March 31, 2025 and 2024, respectively, and $217,687 and $-0- for the nine months ended March 31, 2025 and 2024, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to expenses recouped of $84,434 and $-0- for the three months ended March 31, 2025 and 2024, respectively, and $-0- and $-0- for the nine months ended March 31, 2025 and 2024, respectively.

The Sponsor, in accordance with the BWET Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BWET by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BWET in excess of 3.50% (excluding brokerage commissions and interest expense) of BWET’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BWET incurred $135,463 and $186,492 for the three months ended March 31, 2025 and 2024, respectively, and $366,176 and $440,160 for the nine months ended March 31, 2025 and 2024, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BWET by Breakwave was $5,065 and $21,196 for the three months ended March 31, 2025 and 2024, respectively, and $22,464 and $41,326 for the nine months ended March 31, 2025 and 2024, respectively.

In addition, the assumption of Fund expenses above the BWET Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $112,435 and $37,363 for the three months ended March 31, 2025 and 2024, respectively, and $265,016 and $198,094 for the nine months ended March 31, 2025 and 2024, respectively.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

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

(h) Extraordinary Fees and Expenses

The Funds will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended March 31, 2025 and 2024, respectively, BDRY did not incur such expenses. For the three and nine months ended March 31, 2025 and 2024, respectively, BWET did not incur such expenses.

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

b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2025

	Shares	Net Assets Increase
Shares Sold	4,900,000	$26,912,420
Shares Redeemed	(325,000)	(2,110,554)
Net Increase	4,575,000	$24,801,866

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2024

	Shares	Net Assets Decrease
Shares Sold	1,225,000	$16,389,840
Shares Redeemed	(2,025,000)	(23,808,925)
Net Decrease	(800,000)	$(7,419,085)

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

(5) Creations and Redemptions - Continued

b) Share Transactions – Continued

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Nine Months Ended March 31, 2025

	Shares	Net Assets Increase
Shares Sold	8,200,000	$48,952,433
Shares Redeemed	(1,700,000)	(16,438,609)
Net Increase	6,500,000	$32,513,824

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Nine Months Ended March 31, 2024

	Shares	Net Assets Decrease
Shares Sold	4,050,000	$30,098,300
Shares Redeemed	(10,675,000)	(83,631,798)
Net Decrease	(6,625,000)	$(53,533,498)

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2025

	Shares	Net Assets Increase
Shares Sold	25,000	$283,038
Shares Redeemed	(25,000)	(267,081)
Net Increase	-	$15,957

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2024

	Shares	Net Assets Increase
Shares Sold	725,000	$12,588,355
Shares Redeemed	(675,000)	(12,161,970)
Net Increase	50,000	$426,385

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Nine Months Ended March 31, 2025

	Shares	Net Assets Increase
Shares Sold	100,000	$1,501,605
Shares Redeemed	(100,000)	(1,231,170)
Net Increase	-	$270,435

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

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

Inflation in wages, materials, energy costs, equipment, and other costs has the potential to adversely affect the results of operations, cash flows and financial position of each Fund, particularly if each Fund is unable to achieve commensurate increases in the prices. In addition, inflation in the U.S. has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Each Fund may experience inflationary pressures on its supply chain due to increased shipping costs and increased energy prices.

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

(6) Risk - Continued

(a) Investment Related Risk - Continued

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

In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. The tariffs on import goods by the US as well as corresponding increase in tariffs by other countries can have a meaningful negative impact on trade volumes, which could have a material adverse impact on shipping rates. As tariffs lead to less imports and exports, demand for transportation could potentially decrease leading to lower shipping rates. Such negative impact could affect both dry bulk and tanker rates alike. The impact of the implementation of higher tariffs around the globe on dry bulk shipping and tanker shipping will be negative, all else equal, leading to lower spot rates and as a result lower freight futures prices and a decline in the value of BDRY as well as BWET.

In addition, The People’s Republic of China (“China”) accounts for a sizable part of oil demand, and changes in the economic and political environment in China and policies adopted by the government to regulate its economy may have a material adverse effect on tanker charter rates and as a result, Freight Futures.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of March 31, 2025, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three and nine months ended March 31, 2025 and March 31, 2024, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

(10) Net Asset Value and Financial Highlights - Continued

	BREAKWAVE DRY BULK			BREAKWAVE TANKER
	SHIPPING ETF			SHIPPING ETF
	For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2025	2024		2025	2024

Net Asset Value
Net asset value per Share, beginning of period	$6.04	$11.64		$9.88	$16.04
Net investment loss*	(0.02)	(0.04)		(0.06)	(0.34)
Net realized and unrealized gain (loss)	0.32	2.39		1.07	2.95
Net Income	0.30	2.35		1.01	2.61
Net Asset Value per Share, end of period	$6.34	$13.99		$10.89	$18.65
Market Value per Share, end of period	$6.25	$13.86		$10.91	$18.63
Ratios to Average Net Assets**
Expense Ratio	4.60%	4.03%		5.14%	12.76%
Expense Ratio**** before Waiver/Assumption	3.91%	4.03%		38.78%	8.75%
Net Investment Loss after waiver	(1.28)%	(1.28	)%*****	(2.10)%	(11.41	)%*****
Total Return, at Net Asset Value***	5.00%	20.17%		10.17%	16.23%
Total Return, at Market Value***	2.79%	19.90%		11.12%	15.35%

*	Calculated based on average shares outstanding during the period.

**	Percentages are annualized

***	Percentages are not annualized

****	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any
*****	Net Investment Loss before waiver

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2025 (unaudited)

	BREAKWAVE DRY BULK			BREAKWAVE TANKER
	SHIPPING ETF			SHIPPING ETF
	For the Nine Months Ended March 31,			For the Nine Months Ended March 31,
	2025	2024		2025	2024

Net Asset Value
Net asset value per Share, beginning of period	$12.13	$5.53		$16.69	$20.83
Net investment loss*	(0.07)	(0.07)		(0.15)	(0.79)
Net realized and unrealized gain (loss)	(5.72)	8.53		(5.65)	(1.39)
Net Income (Loss)	(5.79)	8.46		(5.80)	(2.18)
Net Asset Value per Share, end of period	$6.34	$13.99		$10.89	$18.65
Market Value per Share, end of period	$6.25	$13.86		$10.91	$18.63
Ratios to Average Net Assets**
Expense Ratio	4.69%	4.32%		5.08%	15.44%
Expense Ratio**** before Waiver/Assumption	5.21%	4.32%		23.64%	7.04%
Net Investment Loss after waiver	(1.23)%	(1.29	)%*****	(1.49)%	(14.26	)%*****
Total Return, at Net Asset Value***	(47.69)%	153.35%		(34.77)%	(10.49)%
Total Return, at Market Value***	(48.94)%	149.73%		(35.02)%	(10.78)%

*	Calculated based on average shares outstanding during the period.

**	Percentages are annualized

***	Percentages are not annualized

****	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any.
*****	Net Investment Loss before waiver

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

The BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave Advisors LLC (“Breakwave”), which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Dry Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 10TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of March 31, 2025 include:

Name	Ticker	Market Value USD
Capesize 5TC FFA 180kt Timecharter Average M Apr 25	C5TCM J25 INDEX	$9,789,500
Capesize 5TC FFA 180kt Timecharter Average M May 25	C5TCM K25 INDEX	$10,308,190
Capesize 5TC FFA 180kt Timecharter Average M Jun 25	C5TCM M25 INDEX	$10,560,875
Panamax 4TC FFA 74kt Timecharter Average M Apr 25	P4TCM J25 INDEX	$7,931,615
Panamax 4TC FFA 74kt Timecharter Average M May 25	P4TCM K25 INDEX	$7,817,905
Panamax 4TC FFA 74kt Timecharter Average M Jun 25	P4TCM M25 INDEX	$7,800,780
Supramax 58 TC FFA 58kt Timecharter Average M Apr 25	S58FM J25 INDEX	$1,975,615
Supramax 58 TC FFA 58kt Timecharter Average M May 25	S58FM K25 INDEX	$2,024,270
Supramax 58 TC FFA 58kt Timecharter Average M Jun 25	S58FM M25 INDEX	$2,058,125

The value of the Capesize 5TC Index is disseminated at 11:00 a.m., London Time and the value of the Panamax 4TC Index and the Supramax 10TC Index are each disseminated at 1:00 p.m., London Time. The Reference Index information disseminated by the Baltic Exchange also includes the components and value of each component in each Reference Index. Such Reference Index information also is widely disseminated by Reuters and/or other major market data vendors

BDRY seeks to achieve its investment objective by investing substantially all of its assets in the Dry Freight Futures currently constituting the BDRY Benchmark Portfolio. The BDRY Benchmark Portfolio will include all existing positions to maturity and settle them in cash. During any given calendar quarter, the BDRY Benchmark Portfolio will progressively increase its position to the next calendar quarter three-month strip, thus maintaining constant exposure to the Dry Freight Futures market as positions mature.

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

The BWET Benchmark Portfolio

The BWET Benchmark Portfolio is maintained by Breakwave, which also serves as BWET’s CTA. The BWET Benchmark Portfolio consists of the Oil Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping crude oil. Each Reference Index is published each United Kingdom business day by the Baltic Exchange and measures the charter rate for shipping crude oil in a specific size category of cargo ship and for a specific route - TD3C or TD20. The two Reference Indexes are as follows:

●	TD3C: the TD3C Index; and

●	TD20: the TD20 Index.

The Oil Freight Futures currently constituting the BWET Benchmark Portfolio as of March 31, 2025 include:

Name	Ticker	Market Value USD
TD20 FFA 130kt West Africa to Continent USD/MT M Apr 25	DD20M J25 INDEX	$78,105
TD20 FFA 130kt West Africa to Continent USD/MT M May 25	DD20M K25 INDEX	$71,115
TD3C FFA 270kt Middle East Gulf to China USD/MT M Apr 25	DD3CM J25 INDEX	$460,600
TD3C FFA 270kt Middle East Gulf to China USD/MT M May 25	DD3CM K25 INDEX	$449,400
TD3C FFA 270kt Middle East Gulf to China USD/MT M Jun 25	DD3CM M25 INDEX	$435,155

The value of the TD3C Index and the TD20 Index are each disseminated daily at 4:00 p.m. London Time by the Baltic Exchange. The Reference Index information disseminated by the Baltic Exchange also includes the components and value of each component in each Reference Index. Such Reference Index information also is widely disseminated by Reuters and/or other major market data vendors.

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

Breakwave Dry Bulk Shipping ETF

During the three months ended March 31, 2025, dry bulk spot rates increased considerably, with the benchmark Baltic Dry Index adding more than 60% of its value during the period, ending almost at 1,600 and at the best level in four months.

Although geopolitical turmoil continues to affect spot freight rates, slower demand for bulk transportation towards the end of the last calendar year weighed on sentiment and thus pushed rates lower. However, with better-than-expected weather in the northern hemisphere plus some unforeseen delays in certain key ports around the globe and especially in the West Africa region, rates for the large Capesize vessels increased substantially in March, leading to a sharp outperformance in the overall dry bulk sector during the period.

During the three months ended March 31, 2025, iron ore trade volumes to China experienced a decline versus the previous year, as lower overall steel production had a negative impact on demand for iron ore. In addition, portside inventories of iron ore remain elevated and thus demand for imports was also negatively affected. The Chinese economy continues to grow at relatively weak rates versus recent years while the domestic real estate market remains subdued, limited demand for new construction and thus demand for steel products. Iron ore prices remained rangebound to approximately $100/ton during the period due to the beforementioned demand and high inventory issues. Coal volumes have remained relatively flat versus last year, while coal prices have declined considerably versus recent past, because of a slower pace in growth from China and India.

The seasonally weak first quarter of the year offset by global disruptions and delays due to geopolitical conflicts and weather-related issues that have been supportive for spot rates for dry bulk shipping during the period, led to a volatile three months for dry bulk spot rates.

The dry bulk orderbook continue to increase throughout the period from relatively low levels as period rates remained elevated, incentivizing owners to place new orders.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended March 31, 2025.

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

The per Share market value of BDRY and its NAV tracked closely for the nine months ended March 31, 2025.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended March 31, 2025 and 2024, and the nine months ended March 31, 2025 and 2024.

The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. Differences in the benchmark return and the BDRY net asset value per share are due primarily to the following factors:

●	Benchmark portfolio uses settlement prices of freight futures vs. BDRY closing share price for BDRY,

●	Benchmark portfolio roll methodology assumes rolls that happen evenly at fractions of lots vs. BDRY that transacts at real minimum lot size available pursuant to market practice (5 lots minimum),

●	Benchmark portfolio assumes rolls that are happening at daily settlement prices vs. BDRY that transacts at prevailing prices during the day that might or might not be equal to settlement prices,

●	Benchmark portfolio assumes no trading commissions vs. BDRY that pays 10bps of nominal value in commissions per transaction,

●	Benchmark portfolio assumes no clearing fees vs BDRY that pays approximately $12 per lot in clearing fees per transaction,

●	Benchmark portfolio assumes no management fees vs. BDRY fee structure, and

●	Creations and redemptions that lead to transactions in the freight futures market might occur at prices that might be different versus the settlement prices.

There are no competitors. BDRY is the only Freight futures ETF globally.

FOR THE THREE MONTHS ENDED MARCH 31, 2025

Fund Share Price Performance

During the three months ended March 31, 2025, the NYSE Arca market value of each Share increased 2.80% from $6.08 per Share, representing the closing price on December 31, 2024, to $6.25 per Share, representing the closing price on March 31, 2025. The Share price high and low for the three months ended March 31, 2025 and related change from the closing Share price on December 31, 2024 were as follows: Shares traded from a high of $7.14 per share (+17.43%) on March 12, 2025 to a low of $5.14 per share (-15.46%) on January 23, 2025.

Fund Share Net Asset Performance

For the three months ended March 31, 2025, the net asset value of each Share increased (+5.00%) from $6.04 per Share to $6.34 per Share. Gains in the futures contracts in addition to an overall net investment loss resulting in the overall increase in the NAV per Share during the three months ended March 31, 2025.

Net income for the three months ended March 31, 2025, was $5,782,492, resulting from net realized gains on futures contracts of $1,177,137, unrealized gains on futures contracts of $4,763,435 and the net investment loss of ($158,080).

FOR THE THREE MONTHS ENDED MARCH 31, 2024

Fund Share Price Performance

During the three months ended March 31, 2024, the NYSE Arca market value of each Share increased (+19.90%) from $11.56 per Share, representing the closing price on December 29, 2023, to $13.86 per Share, representing the closing price on March 31, 2024. The Share price high and low for the three months ended March 31, 2024 and related change from the closing Share price on December 31, 2024 were as follows: Shares traded from a high of $16.84 per share (+45.67%) on March 8, 2024 to a low of $9.00 per share (-22.15%) on January 9, 2024.

Fund Share Net Asset Performance

For the three months ended March 31, 2024, the net asset value of each Share increased (+20.17%) from $11.64 per Share to $13.91 per Share. Gains in the investments and futures contracts more than offset the net investment loss resulting in the overall increase in the NAV per Share during the three months ended March 31, 2024.

Net income for the three months ended March 31, 2024, was $8,558,136, resulting from net realized gains on investments and futures contracts of $31,148,394, unrealized losses on futures contracts of ($22,417,090) and the net investment loss of ($173,168).

FOR THE NINE MONTHS ENDED MARCH 31, 2025

Fund Share Price Performance

During the nine months ended March 31, 2025, the NYSE Arca market value of each Share decreased (-48.94%) from $12.24 per Share, representing the closing price on June 30, 2024, to $6.25 per Share, representing the closing price on March 31, 2025. The Share price high and low for the nine months ended March 31, 2025 and related change from the closing Share price on June 30, 2024 were as follows: Shares traded from a high of $12.50 per share (+2.12%) on July 1, 2024 to a low of $5.14 per share (-58.01%) on January 23, 2025.

Fund Share Net Asset Performance

For the nine months ended March 31, 2025, the net asset value of each Share decreased (-47.69%) from $12.13 per Share to $6.34 per Share. Losses in the futures contracts in addition to an overall net investment loss resulting in the overall decrease in the NAV per Share during the nine months ended March 31, 2025.

Net loss for the nine months ended March 31, 2025, was ($9,926,054), resulting from net realized losses on futures contracts of ($12,861,109), unrealized losses on futures contracts of ($3,249,675) and the net investment loss of ($314,620).

FOR THE NINE MONTHS ENDED MARCH 31, 2024

Fund Share Price Performance

During the nine months ended March 31, 2024, the NYSE Arca market value of each Share increased (+149.73%) from $5.55 per Share, representing the closing trade on June 30, 2023, to $13.86 per Share, representing the closing price on March 31, 2024. The Share price high and low for the nine months ended March 31, 2024 and related change from the closing Share price on June 30, 2023 were as follows: Shares traded from a high of $16.84 per Share (+203.42%) on March 8, 2024 to a low of $4.50 per Share (-18.92%) on July 19, 2024.

Fund Share Net Asset Performance

For the nine months ended March 31, 2024, the net asset value of each Share increased (+153.35%) from $5.53 per Share to $13.99 per Share. Gains in the futures contracts more than offset the net investment loss, resulting in the overall increase in the NAV per Share during the nine months ended March 31, 2024.

Net income for the nine months ended March 31, 2024, was $54,603,987, resulting from net realized gains on investments and futures contracts of $40,625,989, unrealized gains on futures contracts of $14,553,830 and the net investment loss of ($575,832).

Breakwave Tanker Shipping ETF

During the three months ended March 31, 2025, crude tanker spot rates experienced low volatility, with average spot rates for Very Large Crude Carriers (VLCC) trading at a tight range for most of the period. Spot rates increased sharply in the first few days of the year but then remained relatively flat for the rest of the period, although below the average of last year.

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

China remains the main region of demand growth for crude oil and, as a result, for crude tanker demand. However, slower oil import growth and weaker domestic demand in China remains a major concern for tanker rates. The Chinese economy has experienced a deceleration in economic growth, and although import activity has been relatively stable, during the 2024 oil imports declined. With OPEC+ maintaining its existing production quota throughout the period, there has been little room for tanker demand growth, and although longer sailing distances associated with Brazilian and US oil exports have aided overall tanker demand, such an increase has not been sufficient to push spot tanker rates higher. The recent announcement by OPEC+ to increase oil production starting in May 2025, should lead to an rise in demand for crude tankers.

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

The per Share market value of BWET and its NAV tracked closely for the three months ended March 31, 2025.

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

The per Share market value of BWET and its NAV tracked closely for the nine months ended March 31, 2025.

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

The graphs above compare the return of BWET with the benchmark portfolio returns for the three months ended March 31, 2025 and 2024, and the nine months ended March 31, 2025 and 2024.

The difference in the NAV price and the benchmark value often results in the appearance of a NAV discount to the benchmark. Differences in the benchmark return and the BWET net asset value per share are due primarily to the following factors:

●	Benchmark portfolio uses settlement prices of freight futures vs. BWET closing share price for BWET.

●	Benchmark portfolio roll methodology assumes rolls that happen evenly at fractions of lots vs. BWET that transacts at real minimum lot size available pursuant to market practice (5 lots minimum).
●	Benchmark portfolio assumes rolls that are happening at daily settlement prices vs. BWET that transacts at prevailing prices during the day that might or might not be equal to settlement prices.

●	Benchmark portfolio assumes no trading commissions vs. BWET that pays $0.04 per ton in commissions per transaction.

●	Benchmark portfolio assumes no clearing fees vs BWET that pays approximately $8 per lot in clearing fees per transaction.

●	Benchmark portfolio assumes no management fees vs. BWET fee structure.

●	Creations and redemptions that lead to transactions in the freight futures market might occur at prices that might be different versus the settlement prices.

There are no competitors. BWET is the only Freight futures ETF globally.

FOR THE THREE MONTHS ENDED MARCH 31, 2025

Fund Share Price Performance

During the three months ended March 31, 2025, the NYSE Arca market value of each Share increased (+11.12%) from $9.82 per Share, representing the closing price on December 31, 2024, to $10.91 per Share, representing the closing price on March 31, 2025. The Share price high and low for the three months ended March 31, 2025 and related change from the closing Share price on December 31, 2024 were as follows: Shares traded from a high of $13.17 per Share (+34.14%) on February 4, 2025 to a low of $9.06 per Share (-7.72%) on January 6, 2025.

Fund Share Net Asset Performance

For the three months ended March 31, 2025 the net asset value of each Share increased (+10.17%) from $9.88 per Share to $10.89 per Share. Gains in the futures contracts in addition to an overall net investment loss resulting in the overall increase in the NAV per Share during the three months ended March 31, 2025.

Net income for the three months ended March 31, 2025, was $109,807, resulting from net realized gains on futures contracts of $264, net unrealized gains on futures contracts of $116,890, and the net investment loss of ($7,347).

FOR THE THREE MONTHS ENDED MARCH 31, 2024

Fund Share Price Performance

During the three months ended March 31, 2024, the NYSE Arca market value of each Share increased (+15.35%) from $16.15 per Share, representing the closing price on December 31, 2023, to $18.63 per Share, representing the closing price on March 31, 2024. The Share price high and low for the three months ended March 31, 2024 and related change from the closing Share price on December 29, 2023 were as follows: Shares traded from a high of $20.98 per Share (+29.91%) on February 16, 2024 to a low of $15.80 per Share (-2.17%) on January 2, 2024.

Fund Share Net Asset Performance

For the three months ended March 31, 2024, the net asset value of each Share increased (+16.23%) from $16.04 per Share to $18.65 per Share. Gains in the investments and futures contracts more than offset the net investment loss resulting in the overall increase in the NAV per Share during the three months ended March 31, 2024.

Net income for the three months ended March 31, 2024, was $831,632, resulting from net realized gains on investments and futures contracts of $861,391, net unrealized losses on investments and futures contracts of $78,426, and the net investment loss of ($108,185).

FOR THE NINE MONTHS ENDED MARCH 31, 2025

Fund Share Price Performance

During the nine months ended March 31, 2025, the NYSE Arca market value of each Share decreased (-35.02%) from $16.79 per Share, representing the closing price on June 30, 2024, to $10.91 per Share, representing the closing price on March 31, 2025. The Share price high and low for the nine months ended March 31, 2025 and related change from the closing Share price on June 30, 2024 were as follows: Shares traded from a high of $16.82 per Share (+0.18%) on July 22, 2024 to a low of $9.06 per Share (-46.04%) on January 6, 2025.

Fund Share Net Asset Performance

For the nine months ended March 31, 2025 the net asset value of each Share decreased (-34.77%) from $16.69 per Share to $10.89 per Share. Losses in the futures contracts in addition to an overall net investment loss resulting in the overall decrease in the NAV per Share during the nine months ended March 31, 2025.

Net loss for the nine months ended March 31, 2025, was ($996,307), resulting from net realized losses on investments and futures contracts of ($1,021,164), net unrealized gains on futures contracts of $47,920, and the net investment loss of ($23,063).

FOR THE NINE MONTHS ENDED MARCH 31, 2024

Fund Share Price Performance

During the nine months ended March 31, 2024, the NYSE Arca market value of each Share decreased (-10.78%) from $20.88 per Share, representing the closing price on June 30, 2023, to $18.63 per Share, representing the closing price on March 31, 2024. The Share price high and low for the nine months ended March 31, 2024 and related change from the closing Share price on June 30, 2023 were as follows: Shares traded from a high of $20.98 per Share (0.48%) on February 16, 2024 to a low of $13.96 per Share (-33.14%) on October 5, 2023.

Fund Share Net Asset Performance

For the nine months ended March 31, 2024, the net asset value of each Share decreased (-10.49%) from $20.83 per Share to $18.65 per Share. Losses in the investments and futures contracts and the net investment loss resulted in the overall decrease in the NAV per Share during the nine months ended March 31, 2024.

Net loss for the nine months ended March 31, 2024, was ($5,813), resulting from net realized gains on investments and futures contracts of $992,069, net unrealized losses on investments and futures contracts of ($830,771), and the net investment loss of ($167,111).

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and its investments in collateralizing Treasury Securities, if any. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Funds are paid to the Funds. BDRY earned $409,695 and $372,645, respectively, in interest income during the three months ended March 31, 2025 and 2024 and $883,076 and $1,321,869, respectively, in interest income during the nine months ended March 31, 2025 and 2024. BWET earned $10,616 and $19,748, respectively, in interest income during the three months ended March 31, 2025 and 2024 and $55,633 and $33,629, respectively, in interest income during the nine months ended March 31, 2025 and 2024.

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

Off Balance Sheet Financing

As of March 31, 2025, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, expenses recouped amounted to $84,434 and $-0- for the three months ended March 31, 2025 and 2024, respectively, and $-0- and $-0- for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $-0- and $-0- for the three months ended March 31, 2025 and 2024, respectively, and $217,687 and $-0- for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses, prior to the assumption and waiver of expenses, amounted to $483,341 and $545,813 for the three months ended March 31, 2025 and 2024, respectively, and $1,330,949 and $1,897,701 for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

The assumption of expenses by the Sponsor for BWET, pursuant to the BWET Expense Cap, amounted to $112,435 and $37,363 for the three months ended March 31, 2025 and 2024, respectively, and $265,016 and $198,094 for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $5,065 and $21,196 for the three months ended March 31, 2025 and 2024, respectively, and $22,464 and $41,326 for the nine months ended March 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET currently accrues its daily expenses based upon established individual expense category amounts or the BWET Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BWET’s total expenses, prior to the assumption and waiver of expenses, amounted to $135,463 and $186,492 for the three months ended March 31, 2025 and 2024, respectively, and $366,176 and $440,160 for the nine months ended March 31, 2025 and 2024, respectively as disclosed in the Combined Statements of Operations.

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

(b)

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On March 31, 2025, 9,800,040 shares of the Fund were outstanding for a market capitalization of $61,250,250. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering an indeterminate amount of common units of beneficial interest, or “Shares,” of the Breakwave Tanker Shipping ETF (File No. 333-266945) was declared effective on April 28, 2023. On March 31, 2025, 125,100 Shares of the Fund were outstanding for a market capitalization of $1,364,841. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed 13 baskets (each comprising 25,000 shares) during the three months ended March 31, 2025 at an average price per share of $6.43. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended March 31, 2025:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
January 2025	-	$-
February 2025	100,000	6.14
March 2025	225,000	6.57
Total	325,000	$6.43

BWET does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BWET redeemed 1 basket (each comprising 25,000 shares) during the three months ended March 31, 2025 at an average price per share of $10.68. The following table provides information about BWET’s redemptions by Authorized Participants during the three months ended December 31, 2024:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
January 2025	25,000	$10.68
February 2025	-	-
March 2025	-	-
Total	25,000	$10.68

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

Date: May 15, 2025