Form 10-K
period 2025-06-30
Amplify Commodity Trust
filed 2025-09-26
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2025.

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

Securities Registered Pursuant to Section 12(b) of the Act:

The registrant had 5,475,040 outstanding shares as of September 1, 2025. (BDRY)

The registrant had 125,100 outstanding shares as of September 1, 2025. (BWET)

AMPLIFY COMMODITY TRUST

i

Part I

Item 1. Business

The Trust and the Funds

Amplify Commodity Trust (formerly, ETF Managers Group Commodity Trust I) (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. Effective after the close of trading on February 14, 2024, ETF Managers Capital LLC, as the prior sponsor and commodity pool operator (the “Former Sponsor”) of the Trust, entered into an agreement (the “Transfer Agreement”) to resign as Sponsor to the Trust and transfer its role as the Trust’s sponsor to Amplify Investments LLC (“the Sponsor”). Under the terms of the Transfer Agreement, the Former Sponsor no longer has any involvement in the operations, management or marketing of the Fund. In connection with this change of Sponsor, Trust changed its name from the ETF Managers Group Commodity Trust I to the Amplify Commodity Trust. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently includes two separate series: (i) Breakwave Dry Bulk Shipping ETF (“BDRY”), which is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca, Inc. stock exchange (“NYSE Arca”), and(ii) Breakwave Tanker Shipping ETF (“BWET,” and together with BDRY, each, a “Fund” and collectively, the “Funds”), which is also a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on NYSE Arca.

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

The Funds are each a “commodity pool” as defined by the Commodity Exchange Act (“CEA”). Consequently, the Sponsor has registered as a commodity pool operator(“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

Breakwave Dry Bulk Shipping ETF

BDRY Investment Objective

BDRY’s investment objective is to provide investors with exposure to the daily change in the price of dry bulk freight futures by tracking the performance of a portfolio(the “BDRY Benchmark Portfolio” ) consisting of exchange-cleared futures contracts on the cost of shipping dry bulk freight (“Dry Freight Futures”). BDRY seeks to achieve its investment objective by investing substantially all of its assets in the Dry Freight Futures currently constituting the BDRY Benchmark Portfolio.

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

BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio consists of the Dry Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 10TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of June 30, 2025 include:

Name	Ticker	Market Value USD
Capesize 5TC 180kt FFA Timecharter Average M Jul 25	C5TCM N25 INDEX	$10,116,540
Capesize 5TC FFA 180kt Timecharter Average M Aug 25	C5TCM Q25 INDEX	$10,442,040
Capesize 5TC FFA 180kt Timecharter Average M Sep 25	C5TCM U25 INDEX	$11,890,980
Panamax 4TC FFA 74kt Timecharter Average M Jul 25	P4TCM N25 INDEX	$9,051,420
Panamax 4TC FFA 74kt Timecharter Average M Aug 25	P4TCM Q25 INDEX	$8,625,575
Panamax 4TC FFA 74kt Timecharter Average M Sep 25	P4TCM U25 INDEX	$8,642,480
Supramax 58 TC FFA 58kt Timecharter Average M Jul 25	S58FM N25 INDEX	$2,245,000
Supramax 58 TC FFA 58kt Timecharter Average M Aug 25	S58FM Q25 INDEX	$2,277,600
Supramax 58 TC FFA 58kt Timecharter Average M Sep 25	S58FM U25 INDEX	$2,310,000

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

The BWET Benchmark Portfolio will maintain long-only positions in Oil Freight Futures. The BWET Benchmark Portfolio will include a combination of TD3C andTD20 Oil Freight Futures. More specifically, the BWET Benchmark Portfolio will include 90% exposure in TD3C Oil Freight Futures contracts and 10% exposure inTD20 Oil Freight Futures contracts. The BWET Benchmark Portfolio will not include and BWET will not invest in swaps, non-cleared crude oil freight forwards or other over-the-counter derivative instruments that are not cleared through exchanges or clearing houses. BWET may hold exchange-traded options on Oil Freight Futures. The BWET Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually. The Oil Freight Futures currently constituting the BWET Benchmark Portfolio, as well as the daily holdings of BWET will be available on BWETS’s website at www.tankeretf.com.

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

BWET Benchmark Portfolio

The BWET Benchmark Portfolio consists of the Oil Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping crude oil. Each Reference Index is published each United Kingdom business day by the Baltic Exchange and measures the charter rate for shipping crude oil in a specific size category of cargo ship and for a specific route - TD3C or TD20. The two Reference Indexes are as follows:

●	TD3C: the TD3C Index; and

●	TD20: the TD20 Index.

The Oil Freight Futures currently constituting the BWET Benchmark Portfolio as of June 30, 2025 include:

Name	Ticker	Market Value USD
TD20 FFA 130kt West Africa to Continent USD/MT M Jul 25	DD20M N25 INDEX	$70,680
TD20 FFA 130kt West Africa to Continent USD/MT M Aug 25	DD20M Q25 INDEX	$63,255
TD3C FFA 270kt Middle East Gulf to China USD/MT M Sep 25	DD3CM U25 INDEX	$379,680
TD3C FFA 270kt Middle East Gulf to China USD/MT M Jul 25	DD3CM N25 INDEX	$385,980
TD3C FFA 270kt Middle East Gulf to China USD/MT M Aug 25	DD3CM Q25 INDEX	$418,600

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

Futures contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if a Fund’s futures positions have declined in value, the Fund maybe required to post “variation margin” to cover this decline. Alternatively, if a Fund’s futures positions have increased in value, this increase will be credited to the Fund’s account.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to expenses reimbursed of $242,025 and $- for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA Fee, pursuant to the contractual waiver, amounted to $217,687 and $23,879 for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense category amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses amounted to $1,851,697 and $2,442,633 for the years ended June 30, 2025 and 2024, respectively.

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

The assumption of expenses by the Sponsor for BWET, pursuant to the BWET Expense Cap, amounted to expenses absorbed of $361,863 and $277,458 for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $27,481 and $52,076 for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET currently accrues its daily expenses based upon established individual expense category amounts or the BWET Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BWET’s total expenses amounted to $485,999 and $577,056 for the years ended June 30, 2025 and 2024, respectively.

Administrator, Custodian, Fund Accountant, and Transfer Agent Fees

Each Fund has agreed to pay U.S. Bank 0.05% of average assets under management (AUM), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $63,163 and $56,653 for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET paid U.S. Bank $63,276 and $52,250 for the years ended June 30, 2025 and 2024, respectively.

Distribution Fees

Each Fund pays an annual fee for such distribution services and related administrative services equal to approximately 0.01% of the Fund’s average daily net assets, with a minimum of approximately $10,000 payable annually. Pursuant to the Marketing Agent Agreement between the Sponsor, the Funds and Foreside, Foreside assists the Sponsor and the Funds with certain functions and duties relating to distribution and marketing services to the Funds, including reviewing and approving marketing materials and certain regulatory compliance matters. Foreside also assists with the processing of creation and redemption orders. BDRY incurred $6,145 and $15,193 in distribution and related administrative services for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $513 and $11,339 in distribution and related administrative services for the years ended June 30, 2025 and 2024, respectively.

BDRY pays the Sponsor for wholesale support services at an annual rate of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BDRY incurred $73,621 and $93,035 in wholesale support fees for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

BWET pays the Sponsor for wholesale support services at an annual rate of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly. BWET incurred $17,808 and $20,391 in wholesale support fees for the years ended June 30, 2025 and 2024, respectively.

Futures Commission Merchant Fees

Each Fund pays brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in CFTC regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

The Sponsor does not expect brokerage commissions and fees, on an annual basis, to exceed 0.40% for BDRY and 1.35% for BWET (excluding the impact on the Funds of creation and/or redemption activity) of the NAV of the respective Funds and for execution and clearing services to exceed $12 per lot on behalf of BDRY and $7 per lot on behalf of BWET, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of freight futures, Treasury Instruments or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $457,339 and $584,320 in brokerage commissions and fees for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $30,320 and $121,822 in brokerage commissions for the years ended June 30, 2025 and 2024, respectively.

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

The Administrator calculates the NAV of the Funds once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. E.T. Regular trading on the NYSE Arca typically closes at 4:00 p.m. E.T. The Administrator uses the Baltic Exchange settlement price for the Freight Futures and option contracts. The Administrator calculates or determines the value of all other BDRY and BWET investments using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the close of the NYSE Arca (normally 4:00 p.m. E.T.), in accordance with the current Administrative Agency Agreement among U.S. Bancorp Fund Services, the Fund and the Sponsor. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant market, end-users of the relevant product, information vendors, brokers and other sources of market information.

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

Under the Authorized Participant Agreements, the Sponsor has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the1933 Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

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

Regulatory bodies outside the U.S. have also passed or proposed, or may propose in the future, legislation similar to that proposed by the Dodd-Frank Act or other legislation containing other restrictions that could adversely impact the liquidity of and increase costs of participating in the commodities markets. For example, the European Union Markets in Financial Instruments Directive (Directive 2014/65/EU) and Markets in Financial Instruments Regulation (Regulation (EU) No 600/2014)(together “MiFID II”), which has applied since January 3, 2018, governs the provision of investment services and activities in relation to, as well as the organized trading of, financial instruments such as shares, bonds, units in collective investment schemes and derivatives. In particular, MiFID II requires EU Member States to apply position limits to the size of a net position which a person can hold at any time in commodity derivatives traded on EU trading venues and in “economically equivalent “over-the-counter (“OTC”) contracts. By way of further example, the European Market Infrastructure Regulation (Regulation (EU) No 648/2012, as amended) (“EMIR”)introduced certain requirements in respect of OTC derivatives including: (i) the mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of un-cleared OTC derivative contracts, including the mandatory margining of un-cleared OTC derivative contracts; and (iii) reporting and recordkeeping requirements in respect of all derivatives contracts. In the event that the requirements under EMIR and MiFID II apply, these are expected to increase the cost of transacting derivatives.

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

SEC Reports

Each Fund makes available, free of charge, on its website (www.drybulketf.com for BDRY and www.tankeretf.com for BWET), its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC though its website at:www.sec.gov.

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

As of June 30, 2025, BDRY had approximately 7,787 holders of its shares.

Shares of BWET have traded on the NYSE Arca under the symbol “BWET” since May 3, 2023.

As of June 30, 2025, BWET had approximately 532 holders of its shares.

Dividends

The Funds have not made and do not currently intend to make cash distributions to their shareholders.

Issuer Purchases of Equity Securities

The Funds do not purchase shares directly from their shareholders.

Authorized Participant redemption activity for each Fund during the period from April 1, 2025 through June 30, 2025 and the period from April 1, 2024 through June 30, 2024 was as follows:

BDRY
Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from April 1, 2025 through June 30, 2025	400,000	$5.84
Period from April 1, 2024 through June 30, 2024	1,875,000	$12.65

BWET
Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from April 1, 2025 through June 30, 2025	-	$-
Period from April 1, 2024 through June 30, 2024	75,000	$17.92

Item 6. Reserved

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation

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

The following graphs illustrate changes in (i) the price of each Fund’s Shares (reflected, as applicable, by the graphs “Comparison of Per Share BDRY NAV to BDRY Market Value for the Three Months Ended June 30, 2025 and 2024”, “Comparison of Per Share BDRY NAV to BDRY Market Value for the Year Ended June 30, 2025 and 2024”, “Comparison of Per Share BWET NAV to BWET Market Value for the Three Months Ended June 30, 2025 and 2024”, and “Comparison of Per Share BWET NAV to BWET Market Value for the Year Ended June 30, 2025 and 2024”) and (ii) each Fund’s NAV (as reflected by the graphs “Comparison of BDRY NAV to Benchmark Index for the Three Months Ended June 30, 2025 and 2024”, “Comparison of BDRY NAV to Benchmark Index for the Year Ended June 30, 2025 and 2024”, “Comparison of BWET NAV to Benchmark Index for the Three Months Ended June 30, 2025 and 2024”, and “Comparison of BWET NAV to Benchmark Index for the Year Ended June 30, 2025 and 2024).

Each Benchmark Portfolio is frictionless, in that it does not take into account fees or expenses associated with investing in the applicable Fund. The performance of the Funds involves friction, in that fees and expenses impose a drag on performance.

Breakwave Dry Bulk Shipping ETF

During the year ended June 30, 2025, dry bulk spot rates declined versus the previous year, with the benchmark Baltic Dry Index (BDI) falling steadily, reaching its lowest point in January 2025 before recovering and trading in a tight range for the remainder of the period. The BDI averaged 1,475, down from 1,730 during the previous year.

Geopolitical turmoil has greatly affected shipping, as the Israel-Hamas conflict and the resulting ship attacks in the Red Sea passage have rearranged shipping routes in the process lengthening the average trip and leading to significant disruptions across all shipping segments. However, such disruptions were milder during the period and thus had a much smaller impact versus the previous year. As the year progressed, there has been significant progress in peace talks and ceasefire agreements and thus the impact of the conflict on dry bulk shipping has been minimized.

In addition, low water levels in the main lake that feeds the Panama Canal locks led to a decrease in the daily vessel transits of the Canal for most of the year, further pressuring the global supply of ships. However, increasing rains during the spring and early summer months led to a gradual increase in the daily transits which by the end of the period were approaching normal levels.

During the year ended June 30, 2025, iron ore trade volumes have been slightly weaker, as China’s import volumes have been weaker versus the previous year of the steelmaking material. At the same time, portside inventories of iron ore have remained elevated, as steel demand in China remains subdued due to weak domestic demand for new construction. Although various additional stimulus programs have been introduced during the period, the Chinese real estate sector remained in a relatively fragile state for the fourth year in a row, and while steel demand for manufacturing has increased, such improvement has been more than offset by weaker demand for construction. Iron ore prices have remained steady during the period, due to the aforementioned soft steel fundamentals partly offset by slightly better margins for steel mills. Coal trading volumes have also declined versus last year, as China’s import quantities have been weak on better solar and wind power generation and lower domestic coal prices. Grains trade experienced modest growth.

The combination of relatively weaker Chinese bulk commodity demand combined with easing of global disruptions due to geopolitical conflicts pushed spot rates for dry bulk shipping lower, leading to the relative underperformance for average spot rates year over year.

The dry bulk orderbook increased throughout the period as period rates remained relatively steady despite the weaker spot market, incentivizing owners to place new orders.

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE ORNEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended June 30, 2025.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE ORNEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended June 30, 2024.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE ORNEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the year ended June 30, 2025.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE ORNEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the year ended June 30, 2024.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE ORNEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the three months ended June 30, 2025. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE ORNEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the three months ended June 30, 2024. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE ORNEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the year ended June 30, 2025. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE ORNEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BDRY with the benchmark portfolio returns for the year ended June 30, 2024. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

FOR THE YEAR ENDED JUNE 30, 2025

Fund Share Price Performance

During the year ended June 30, 2025, the NYSE Arca market value of each share decreased (-54.66%) from $12.24 per share, representing the closing price on June 30, 2024, to $5.55 per share, representing the closing price on June 30, 2025. The share price high and low for the year ended June 30, 2025 and related change from the closing share price on June 30, 2024 was as follows: shares traded from a high of $12.50 per share (+2.12%) on July 1, 2024 to a low of $5.10 per share (-58.33%) on June 2, 2025.

Fund Share Net Asset Value Performance

For the year ended June 30, 2025, the net asset value of each share decreased (-53.62%) from $12.13 per share to $5.63 per share. Net losses in the futures contracts and Fund expenses resulted in the overall decrease in the NAV per share during the year ended June 30, 2025.

Net loss for the year ended June 30, 2025, was $16,470,513, resulting from net realized losses on futures contracts of $15,925,057, net unrealized losses on investments of $72,815, and the net investment loss of $472,641.

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

Fund Share Net Asset Value Performance

For the year ended June 30, 2024, the net asset value of each share increased (119.61%) from $5.53 per share to $12.13 per share. Net gains in the futures contracts and Fund expenses resulted in the overall increase in the NAV per share during the year ended June 30, 2024.

Net income for the year ended June 30, 2024, was $46,770,200, resulting from net realized gains on futures contracts of $34,476,191, net unrealized gains on futures contracts of $12,895,930, and the net investment loss of $601,921.

FOR THE THREE MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

During the three months ended June 30, 2025, the NYSE Arca market value of each Share decreased (-11.20%) from $6.25 per Share, representing the closing price on March 31, 2025, to $5.55 per Share, representing the closing price on June 30, 2025. The Share price high and low for the three months ended June 30, 2025 and related change from the closing Share price on March 31, 2025 was as follows: Shares traded from a high of $6.50 per Share (+4.00%) on April 1, 2025 to a low of $5.10 per Share (-18.40%) on June 2, 2025.

Fund Share Net Asset Performance

For the three months ended June 30, 2025, the net asset value of each Share decreased (-11.33%) from $6.34 per Share to $5.63 per Share. For the three months ended June 30, 2025, losses in the futures contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the period.

Net loss for the three months ended June 30, 2025, was $6,544,459, resulting from net realized losses on futures contracts of $3,063,948, net unrealized losses on futures contracts of $3,322,490, and the net investment loss of $158,021.

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

Breakwave Tanker Shipping ETF

During the period ended June 30, 2025, crude tanker spot rates experienced another year of low volatility, with average spot rates for Very Large Crude Carriers (VLCC) remaining relatively steady.

Geopolitical turmoil has greatly affected global shipping, as the Israel-Hamas conflict and the resulting ship attacks in the Red Sea passage have rearranged shipping routes in the process lengthening the average trip and leading to significant disruptions across all shipping segments. However, such disruptions were milder during the period and thus had a much smaller impact versus the previous year. As the year progressed, there has been significant progress in peace talks and ceasefire agreements and thus the impact of the conflict on tanker shipping has been minimized.

China remains the main region of demand growth for crude oil and, as a result, for crude tanker demand. However, steady imports and weaker domestic demand in China remains a major concern for tanker rates. The Chinese economy has experienced a deceleration in economic growth, and although import activity has been relatively stable, during the first half of 2025 oil imports declined for a second year in a row. With OPEC+ planning to increase its production quota, expectations for increasing tanker demand growth have so far failed to materialize, and although longer sailing distances associated with Brazilian and US oil exports have aided overall tanker demand, such an increase has not been sufficient to push spot tanker rates higher. Towards the end of the period, a relatively brief conflict between Israel/US and Iran and the bombardment of Iran’s nuclear and military facilities created some uncertainty amongst tanker owners which pushed tanker rates briefly higher, but such a short-term spike quickly subsided. Additional OPEC+ production increases planned in the next few months should all else equal, increase demand for crude tankers.

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE ORNEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the three months ended June 30, 2025.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE ORNEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the three months ended June 30, 2024.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE ORNEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the year ended June 30, 2025.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE ORNEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the year ended June 30, 2024.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of BWET with the benchmark portfolio returns for the three months ended June 30, 2025. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

The graph above compares the return of BWET with the benchmark portfolio returns for the year ended June 30, 2025. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

FOR THE YEAR ENDED JUNE 30, 2025

Fund Share Price Performance

During the year ended June 30, 2025, the NYSE Arca market value of each share decreased (-36.60%) from $16.79 per share, representing the closing price on June 30,2024, to $10.64 per share, representing the closing price on June 30, 2025. The share price high and low for the year ended June 30, 2025 and related change from the closing share price on June 30, 2024 was as follows: shares traded from a high of $16.82 per share (+0.18%) on July 22, 2024 to a low of $9.06 per share (-46.04%) on January 6, 2025.

Fund Share Net Asset Value Performance

For the year ended June 30, 2025, the net asset value of each share decreased (-36.30%) from $16.69 per share to $10.63 per share. Net losses in the futures contracts and Fund expenses resulted in the overall decrease in the NAV per share during the year ended June 30, 2025.

Net loss for the year ended June 30, 2025, was $1,028,257, resulting from net realized losses on futures contracts of $1,053,410, net unrealized gains on futures contracts of $54,977, and the net investment loss of $29,824.

FOR THE YEAR ENDED JUNE 30, 2024

Fund Share Price Performance

During the year ended June 30, 2024, the NYSE Arca market value of each share decreased (-19.59%) from $20.88 per share, representing the closing price on June 30,2023, to $16.79 per share, representing the closing price on June 30, 2024. The share price high and low for the year ended June 30, 2024 and related change from the closing share price on June 30, 2023 was as follows: shares traded from a high of $20.98 per share (+0.48%) on February 16, 2024 to a low of $13.96 per share (-33.14%) on October 5, 2023.

Fund Share Net Asset Value Performance

For the year ended June 30, 2024, the net asset value of each share decreased (-19.89%) from $20.83 per share to $16.69 per share. Net losses in the futures contracts and Fund expenses resulted in the overall decrease in the NAV per share during the year ended June 30, 2024.

Net loss for the year ended June 30, 2024, was $318,928, resulting from net realized gains on futures contracts of $827,253, net unrealized losses on futures contracts of $941,167, and the net investment loss of $205,014.

FOR THE THREE MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

During the three months ended June 30, 2025, the NYSE Arca market value of each Share decreased (-2.43%) from $10.91 per Share, representing the closing price on March 31, 2025, to $10.64 per Share, representing the closing price on June 30, 2025. The Share price high and low for the three months ended June 30, 2025 and related change from the closing Share price on March 31, 2025 was as follows: Shares traded from a high of $13.50 per Share (+23.74%) on June 23, 2025 to a low of $9.85 per Share (-9.76%) on June 11, 2025.

Fund Share Net Asset Performance

For the three months ended June 30, 2025, the net asset value of each Share decreased (-2.35%) from $10.89 per Share to $10.63 per Share. For the three months ended June 30, 2025, losses in the futures contracts and Fund expenses resulted in the overall decrease in the NAV per Share during the period.

Net loss for the three months ended June 30, 2025, was $31,950, resulting from net realized losses on futures contracts of $32,246, net unrealized gains on futures contracts of $7,057, and the net investment loss of $6,761.

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

Net loss for the three months ended June 30, 2024, was $658,305, resulting from net realized gains on investments and futures contracts of $164,816, net unrealized gain son investments and futures contracts of $121,364, and the net investment loss of $372,125.

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, and cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in Freight Futures, cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Funds is paid to the Funds. During the years ended June 30, 2025 and 2024, BDRY earned $1,403,394 and $1,816,833, respectively, in interest income. BWET earned $66,831 and $42,508 for the year ended June 30, 2025 and 2024, respectively.

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

Off Balance Sheet Financing

As of June 30, 2025, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

Both Funds

Breakwave has agreed to waive its license and services fee and the Sponsor has agreed to correspondingly assume the remaining expenses of the Funds so that each Fund’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of the Funds ‘average daily net assets (the “Expense Cap”). The assumption of expenses and waiver of the license and services fee are contractual on the part of the Sponsor and Breakwave, respectively, through December 31, 2025. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, the Funds could be adversely impacted, including in their ability to achieve their investment objectives.

The Funds currently accrue their daily expenses based on accrued expense amounts established and monitored by the Sponsor, subject to the Expense Cap. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Funds. BDRY aggregated $1,394,358 and $1,858,313, of which $217,687 and $23,879 was waived by Breakwave for the years ended June 30, 2025 and 2024, respectively. BWET aggregated $455,679 and $455,234, of which $27,481 and $52,076 was waived by Breakwave for the years ended June 30, 2025 and 2024, respectively. In addition, expenses reimbursed to the Sponsor for BDRY aggregated $242,025 and $- for the years ended June 30, 2025 and 2024, respectively. For BWET, the Sponsor assumed $361,863 and $277,458 of expenses for the years ended June 30, 2025 and 2024, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplemental Data.

AMPLIFY COMMODITY TRUST

Combined Statements of Assets and Liabilities

June 30, 2025

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING	TANKER SHIPPING
	ETF	ETF	COMBINED
Assets
Investment in securities, at fair value (cost $44,760,073 and $544,616, respectively)	$44,760,073	$544,616	$45,304,689
Segregated cash held by broker*	22,114,350	949,850	23,064,200
Due from Sponsor	-	25,661	25,661
Interest receivable	178,751	3,551	182,302
Total assets	67,053,174	1,523,678	68,576,852
Liabilities
Due to Sponsor	136,622	-	136,622
Unrealized depreciation on futures contracts	861,490	60,903	922,393
Other accrued expenses	238,798	132,780	371,578
Total liabilities	1,236,910	193,683	1,430,593

Net Assets	$65,816,264	$1,329,995	$67,146,259
Net Assets Consist Of:
Paid-in Capital	$40,876,890	$1,509,928	$42,386,818
Total Distributable Earnings (Accumulated Deficit)	24,939,374	(179,933)	24,759,441
Net Assets	$65,816,264	$1,329,995	$67,146,259

Shares outstanding (unlimited authorized)	11,700,040	125,100
Net asset value per share	$5.63	$10.63
Market value per share	$5.55	$10.64
* Required margin held as collateral for open futures contracts	$14,101,115	$337,840

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

AMPLIFY COMMODITY TRUST

Combined Schedules of Investments

June 30, 2025

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING ETF	TANKER SHIPPING ETF	COMBINED
MONEY MARKET FUNDS – 68.0% and 40.9%, respectively
Invesco Government & Agency Portfolio - Institutional Class, 4.30% (a) (44,760,073 and 544,616 shares, respectively)	$44,760,073	$544,616	$45,304,689
TOTAL MONEY MARKET FUNDS (Cost $44,760,073 and $544,616, respectively)	44,760,073	544,616	45,304,689

Total Investments (Cost $44,760,073 and $544,616, respectively) – 68.0% and 40.9%, respectively	44,760,073	544,616	45,304,689
Other Assets in Excess of Liabilities – 32.0% and 59.1%, respectively (b)	21,056,191	785,379	21,841,570
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$65,816,264	$1,329,995	$67,146,259

(a)	Annualized seven-day yield as of June 30, 2025.

(b)	$22,114,350 and $949,850, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized
Futures Contracts	Appreciation/	Notional	Percentage of
June 30, 2025	(Depreciation)	Value	Capital
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring July 31, 2025 (Underlying Face Amount at Market Value - $10,116,540) (620 contracts)	$(1,559,960)	$10,116,540	15%
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring August 31, 2025 (Underlying Face Amount at Market Value - $10,442,040) (620 contracts)	(1,234,460)	10,442,040	16%
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring September 30, 2025 (Underlying Face Amount at Market Value - $11,890,980) (620 contracts)	214,480	11,890,980	18%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 31, 2025 (Underlying Face Amount at Market Value - $9,051,420) (805 contracts)	718,670	9,051,420	14%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 31, 2025 (Underlying Face Amount at Market Value - $8,625,575) (805 contracts)	293,325	8,625,575	13%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 30, 2025 (Underlying Face Amount at Market Value - $8,642,480) (805 contracts)	309,230	8,642,480	13%
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 31, 2025 (Underlying Face Amount at Market Value - $2,245,000) (200 contracts)	99,875	2,245,000	3%
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 31, 2025 (Underlying Face Amount at Market Value - $2,277,600) (200 contracts)	132,475	2,277,600	3%
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 30, 2025 (Underlying Face Amount at Market Value - $2,310,000) (200 contracts)	164,875	2,310,000	4%
	$(861,490)	$65,601,635	100%

BREAKWAVE TANKER SHIPPING ETF	Unrealized
Futures Contracts	Appreciation/	Notional	Percentage of
June 30, 2025	(Depreciation)	Value	Capital
Baltic Freight Route West Africa to Continent Expiring July 31, 2025 (Underlying Face Amount at Market Value - $70,680) (5 contracts)	$(636)	$70,680	5%
Baltic Freight Route West Africa to Continent Expiring August 31, 2025 (Underlying Face Amount at Market Value - $63,255) (5 contracts)	(2,118)	63,255	5%
Baltic Freight Route Middle East Gulf to China Expiring July 31, 2025 (Underlying Face Amount at Market Value - $379,680) (35 contracts)	(34,456)	379,680	29%
Baltic Freight Route Middle East Gulf to China Expiring August 31, 2025 (Underlying Face Amount at Market Value - $385,980) (35 contracts)	(28,157)	385,980	29%
Baltic Freight Route Middle East Gulf to China Expiring September 30, 2025 (Underlying Face Amount at Market Value - $418,600) (35 contracts)	4,464	418,600	32%
	$(60,903)	$1,318,195	100%

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Schedule of Investments

June 30, 2024

	BREAKWAVE DRY BULK SHIPPING	BREAKWAVE TANKER SHIPPING
	ETF	ETF	COMBINED
MONEY MARKET FUNDS - 21.3% and 49.3%, respectively
Invesco Government & Agency Portfolio - Institutional Class, 5.24% (a) (8,348,195 and 1,029,920 shares, respectively)	$8,348,195	$1,029,920	$9,378,115
TOTAL MONEY MARKET FUNDS (Cost $8,348,195 and $1,029,920, respectively)	8,348,195	1,029,920	9,378,115

Total Investments (Cost $8,348,195 and $1,029,920, respectively) - 21.3% and 49.3%, respectively	8,348,195	1,029,920	9,378,115
Other Assets in Excess of Liabilities - 78.7% and 50.7%, respectively (b)	30,764,959	1,057,897	31,822,856
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$39,113,154	$2,087,817	$41,200,971

(a)	Annualized seven-day yield as of June 30, 2024.

(b)	$31,739,612 and $1,243,877, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized	AMPLIFY
Futures Contracts	Appreciation/	COMMODITY
June 30, 2024	(Depreciation)	TRUST
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring July 31, 2024 (Underlying Face Amount at Market Value - $6,807,570) (245 contracts)	$328,945	$328,945
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring August 31, 2024 (Underlying Face Amount at Market Value - $6,249,215) (245 contracts)	(229,410)	(229,410)
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring September 30, 2024 (Underlying Face Amount at Market Value - $6,383,965) (245 contracts)	(94,660)	(94,660)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 31, 2024 (Underlying Face Amount at Market Value - $4,895,690) (335 contracts)	(454,310)	(454,310)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 31, 2024 (Underlying Face Amount at Market Value - $5,105,065) (335 contracts)	(244,935)	(244,935)
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 30, 2024 (Underlying Face Amount at Market Value - $5,334,875) (335 contracts)	(15,125)	(15,125)
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 31, 2024 (Underlying Face Amount at Market Value - $1,273,555) (85 contracts)	(33,195)	(33,195)
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 31, 2024 (Underlying Face Amount at Market Value - $1,281,035) (85 contracts)	(25,715)	(25,715)
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 30, 2024 (Underlying Face Amount at Market Value - $1,286,730) (85 contracts)	(20,270)	(20,270)
	$(788,675)	$(788,675)

BREAKWAVE TANKER SHIPPING ETF	Unrealized	AMPLIFY
Futures Contracts	Appreciation/	COMMODITY
June 30, 2024	(Depreciation)	TRUST
Baltic Freight Route Middle East Gulf to China Expiring July 31, 2024 (Underlying Face Amount at Market Value - $584,600) (50 contracts)	$(53,469)	$(53,469)
Baltic Freight Route Middle East Gulf to China Expiring August 31, 2024 (Underlying Face Amount at Market Value - $592,500) (50 contracts)	(45,569)	(45,569)
Baltic Freight Route Middle East Gulf to China Expiring September 30, 2024 (Underlying Face Amount at Market Value - $622,500) (50 contracts)	(15,569)	(15,569)
Baltic Freight Route West Africa to Continent Expiring July 31, 2024 (Underlying Face Amount at Market Value - $83,710) (5 contracts)	(1,232)	(1,232)
Baltic Freight Route West Africa to Continent Expiring August 31, 2024 (Underlying Face Amount at Market Value - $78,895) (5 contracts)	(41)	(41)
	$(115,880)	$(115,880)

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Year Ended June 30, 2025

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$1,403,394	$66,831	$1,470,225

Expenses
Sponsor fee	125,002	50,001	175,003
CTA fee	589,680	27,481	617,161
Audit fees	51,130	50,758	101,888
Tax preparation fees	169,075	41,396	210,471
Admin/accounting/custodian/transfer agent fees	63,163	63,276	126,439
Legal fees	84,541	79,951	164,492
Chief Compliance Officer fees	24,904	24,904	49,808
Principal Financial Officer fees	24,904	24,904	49,808
Regulatory reporting fees	25,002	25,002	50,004
Brokerage commission fees	457,339	30,320	487,659
Distribution fees	6,145	513	6,658
NJ filing fees	106,265	3,650	109,915
Insurance fees	6,384	6,286	12,670
Listing and calculation agent fees	7,510	7,510	15,020
Marketing fees	14,965	14,965	29,930
Trustee fees	2,555	2,555	5,110
Printing and postage fees	19,065	14,471	33,536
Wholesale support fees	73,621	17,808	91,429
Miscellaneous fees	447	248	695
Total Expenses	1,851,697	485,999	2,337,696
Less: Waiver of CTA fee	(217,687)	(27,481)	(245,168)
Less: Expenses reimbursed to/(absorbed by) Sponsor	242,025	(361,863)	(119,838)
Net Expenses	1,876,035	96,655	1,972,690
Net Investment Loss	(472,641)	(29,824)	(502,465)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Futures contracts	(15,925,057)	(1,053,410)	(16,978,467)

Change in Unrealized Gain (Loss) on
Futures contracts	(72,815)	54,977	(17,838)
Net realized and unrealized gain (loss)	(15,997,872)	(998,433)	(16,996,305)
Net Loss	$(16,470,513)	$(1,028,257)	$(17,498,770)

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Year Ended June 30, 2024

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$1,816,833	$42,508	$1,859,341

Expenses
Sponsor fee	125,001	50,001	175,002
CTA fee	822,362	52,076	874,438
Audit fees	83,992	51,880	135,872
Tax preparation fees	313,244	11,252	324,496
Admin/accounting/custodian/transfer agent fees	56,653	52,250	108,903
Legal fees	80,314	75,906	156,220
Chief Compliance Officer fees	24,978	24,978	49,956
Principal Financial Officer fees	24,978	24,978	49,956
Regulatory reporting fees	24,978	24,978	49,956
Brokerage commissions	584,320	121,822	706,142
Distribution fees	15,193	11,339	26,532
NJ Filing fees	98,381	3,128	101,509
Insurance expense	12,503	11,503	24,006
Listing and calculation agent fees	7,191	6,252	13,443
Marketing expenses	15,012	15,004	30,016
Trustee fees	2,508	2,508	5,016
Printing and postage	54,307	14,300	68,607
Wholesale support fees	93,035	20,391	113,426
Miscellaneous expenses	3,683	2,510	6,193
Total Expenses	2,442,633	577,056	3,019,689
Less: Waiver of CTA fee	(23,879)	(52,076)	(75,955)
Less: Expenses absorbed by Sponsor	-	(277,458)	(277,458)
Net Expenses	2,418,754	247,522	2,666,276
Net Investment Loss	(601,921)	(205,014)	(806,935)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	34,476,191	827,253	35,303,444

Change in Unrealized Gain (Loss) on
Investments and futures contracts	12,895,930	(941,167)	11,954,763
Net realized and unrealized gain (loss)	47,372,121	(113,914)	47,258,207
Net Income	$46,770,200	$(318,928)	$46,451,272

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Year Ended June 30, 2025

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$39,113,154	$2,087,817	$41,200,971

Increase (decrease) in Net Assets from share transactions
Addition of 10,500,000 and 100,000 shares, respectively	61,471,098	1,501,605	62,972,703
Redemption of 2,025,000 and 100,000 shares, respectively	(18,297,475)	(1,231,170)	(19,528,645)
Net increase (decrease) in Net Assets from share transactions	43,173,623	270,435	43,444,058

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(472,641)	(29,824)	(502,465)
Net realized gain (loss)	(15,925,057)	(1,053,410)	(16,978,467)
Change in net unrealized gain (loss)	(72,815)	54,977	(17,838)
Net Increase (decrease ) in Net Assets from operations	(16,470,513)	(1,028,257)	(17,498,770)

Net Assets at End of Period	$65,816,264	$1,329,995	$67,146,259

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Statements of Changes in Net Assets

Year Ended June 30, 2024

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$61,193,899	$4,168,752	$65,362,651

Increase (decrease) in Net Assets from share transactions
Addition of 4,700,000 and 775,000 shares, respectively	38,500,878	13,460,368	51,961,246
Redemption of 12,550,000 and 850,000 shares, respectively	(107,351,823)	(15,222,375)	(122,574,198)
Net Increase (decrease) in Net Assets from share transactions	(68,850,945)	(1,762,007)	(70,612,952)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(601,921)	(205,014)	(806,935)
Net realized gain (loss)	34,476,191	827,253	35,303,444
Change in net unrealized gain (loss)	12,895,930	(941,167)	11,954,763
Net Increase (decrease) in Net Assets from operations	46,770,200	(318,928)	46,451,272

Net Assets at End of Period	$39,113,154	$2,087,817	$41,200,971

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Cash Flows

Year Ended June 30, 2024

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net income (loss)	$46,770,200	$(318,928)	$46,451,272
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	(34,476,191)	(827,253)	(35,303,444)
Change in net unrealized loss (gain) on futures	(12,895,930)	941,167	(11,954,763)
Change in operating assets and liabilities:
Sale (Purchase) of investments, net	78,615,786	(668,786)	77,947,000
Decrease (increase) in interest receivable	26,268	(2,503)	23,765
Decrease (increase) in due from sponsor	-	(22,674)	(22,674)
Increase in receivable on open futures contracts	-	825,287	825,287
Increase in payable on open futures contracts	(12,881,070)	115,880	(12,765,190)
Increase (decrease) in due to sponsor	(119,851)	(8,776)	(128,627)
Increase (decrease) in other accrued expenses	227,609	92,516	320,125
Net cash (used in) operating activities	65,266,821	125,930	65,392,751
Cash flows from financing activities
Proceeds from sale of shares	38,500,878	13,460,368	51,961,246
Paid on redemption of shares	(107,351,823)	(15,222,375)	(122,574,198)
Net cash provided by (used in) financing activities	(68,850,945)	(1,762,007)	(70,612,952)
Net increase (decrease) in cash and restricted cash	(3,584,124)	(1,636,077)	(5,220,201)
Cash and restricted cash, beginning of period	35,323,736	2,879,954	38,203,690
Cash and restricted cash, end of period	$31,739,612	$1,243,877	$32,983,489

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	31,739,612	1,243,877	32,983,489
Total cash and restricted cash as shown on the statement of cash flows	$31,739,612	$1,243,877	$32,983,489

See accompanying notes to combined financial statements.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2025 and 2024

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

Notes to Combined Financial Statements

June 30, 2025 and 2024

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

Notes to Combined Financial Statements

June 30, 2025 and 2024

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

Effective for the year ended June 30, 2025, the Trust has elected to discontinue the presentation of the Statement of Cash Flows. This change is in accordance with the guidance under FASB ASC 230, which exempts certain investment companies from presenting a Statement of Cash flows when specific criteria are met. The Trust noted that as of and for the year ended June 30, 2025, these criteria were met where substantially all investments were highly liquid in Level 1 or Level 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Trust carried no debt, and the combined statements of changes in net assets is presented.

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting

The accompanying combined financial statements of the Funds have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).Each Fund qualifies as an investment company for financial reporting purposes under Topic 946 of the Accounting Standard Codification of U.S. GAAP.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2025 and 2024

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the years ended June 30, 2025 and 2024 was at 4:00 p.m. Eastern Time on June 30, 2025 and June 28, 2024, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the years ended June 30, 2025 and 2024.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at June 30, 2025 and June 28, 2024, respectively.

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

Notes to Combined Financial Statements

June 30, 2025 and 2024

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

The following tables summarize BDRY’s valuation of investments at June 30, 2025 and 2024 using the fair value hierarchy:

	June 30, 2025
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$44,760,073	$(861,490)	$43,898,583

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2024
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$8,348,195	$(788,675)	$7,599,520

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the years ended June 30, 2025 and 2024, BDRY recognized no transfers from Level I, Level II or Level III.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2025 and 2024

(2) Summary of Significant Accounting Policies - Continued

(g) Financial Instruments and Fair Value - Continued

The following tables summarize BWET’s valuation of investments at June 30, 2025 and 2024 using the fair value hierarchy:

	June 30, 2025
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$544,616	$(60,903)	$483,713

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2024
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$1,029,920	$(115,880)	$914,040

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Payable on open futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the years ended June 30, 2025 and 2024, BWET recognized no transfers from Level I, Level II or Level III.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at June 30, 2025 and 2024. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

(j) New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Funds operate as single segment entities. The Funds’ income, expenses, assets, and performance are regularly monitored and assessed by the Advisor, who serves as the chief operating decision maker, using the information presented in the financial statements and financial highlights.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2025 and 2024

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

All open derivative positions at June 30, 2025 and 2024, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2025 and 2024

(3) Investments - Continued

(c) Futures Contracts - Continued

Average Derivative Volume, for the year ended June 30, 2025

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	1,233	$16,859,719
Breakwave Tanker Shipping ETF	52	$710,033
Amplify Commodity Trust (combined)	1,285	$17,569,752

Average Derivative Volume, for the year ended June 30, 2024

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	782	$15,359,875
Breakwave Tanker Shipping ETF	117	$1,543,866
Amplify Commodity Trust (combined)	899	$16,903,741

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Unrealized appreciation on futures contracts	$1,932,930	Unrealized depreciation on futures contracts	$2,794,420	$861,490

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Receivable on open futures contracts and unrealized appreciation on futures contracts	$328,945	Payable on open futures contracts and Unrealized depreciation on futures contracts	$1,117,620	$788,675

(a)	Represents cumulative payable on open futures contracts and depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2025 and 2024

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2025

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(15,925,057)	$(72,815)

The futures contracts open at June 30, 2025 are indicative of the activity for the year ended June 30, 2025.

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

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2025 and 2024

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Crude Oil Tanker Index Rates Market Risk	Unrealized appreciation on futures contracts	$4,464	Unrealized depreciation on futures contracts	$65,367	$60,903

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2024

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Crude Oil Tanker Index Rates Market Risk	Receivable on open futures contracts and unrealized appreciation on futures contracts	$-	Payable on open futures contracts and unrealized depreciation on futures contracts	$115,880	$115,880

(a)	Represents cumulative payable on open futures contracts and depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2025 and 2024

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2025

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(1,053,410)	$54,977

The futures contracts open at June 30, 2025 are indicative of the activity for the year ended June 30, 2025.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on investments and futures contracts	$827,253	$(941,167)

The futures contracts open at June 30, 2024 are indicative of the activity for the year ended June 30, 2024.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2025 and 2024

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $217,687 and $23,879, for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. Effective September 1, 2022 Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At June 30, 2025, BDRY is subject to potential future repayments of $0 to Breakwave.

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

The waiver of BWET’s CTA fees, pursuant to the undertaking, amounted to $27,481 and $52,076 for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At June 30, 2025, BWET is subject to potential future repayments of $803,901 to Breakwave. The potential future repayments expire during the years ending June 30, 2026, 2027, and 2028 in the amounts of $80,669, $333,888, and $389,344, respectively.

The Funds currently accrue their daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of BDRY, expenses reimbursed by Sponsor of $242,025 and $- for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

In the case of BWET, expenses absorbed by the Sponsor aggregated $361,863 and $277,458 for the years ended June 30, 2025 and 2024, as disclosed in the Combined Statements of Operations.

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

Notes to Combined Financial Statements

June 30, 2025 and 2024

(4) Agreements - Continued

(b) The Administrator, Custodian, Fund Accountant and Transfer Agent - Continued

Each Fund has agreed to pay U.S. Bank 0.05% of average assets under management (AUM), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $63,163 and $56,653 for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET paid U.S. Bank $63,276 and $52,250 for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

BDRY incurred $6,145 and $15,193 in distribution and related administrative services for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $513 and $11,339 in distribution and related administrative services for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BWET pays the Sponsor an annual fee for wholesale support services of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly.

BDRY incurred $73,621 and $93,035 in wholesale support fees for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $17,808 and $20,391 in wholesale support fees for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% for BDRY and 1.35% for BWET (excluding the impact on each Fund of creation and/or redemption activity) of the net asset value of BDRY and BWET, respectively, for execution and clearing services on behalf of the Funds, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $457,339 and $584,320 in brokerage commissions and fees for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $30,320 and $121,822 in brokerage commissions and fees for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statement of Operations.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2025 and 2024

(4) Agreements - Continued

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Funds. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $2,555 and $2,508 in trustee fees for the years ended June 30, 2025 and 2024, respectively, which is included in Trustees Fees in the Combined Statements of Operations. BWET incurred $2,555 and $2,508 in trustee fees for the years ended June 30, 2025 and 2024, respectively, as disclosed in the Combined Statement of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, if any, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $1,634,010 and $2,418,754 for the years ended June 30, 2025 and 2024, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $217,687 and $23,879 for the years ended June 30, 2025 and 2024, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to expenses reimbursed of $242,025 and $- for the years ended June 30, 2025 and 2024, respectively.

The Sponsor, in accordance with the BWET Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BWET by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BWET in excess of 3.50% (excluding brokerage commissions and interest expense) of BWET’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BWET incurred $458,518 and $524,980 for the years ended June 30, 2025 and 2024, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BWET by Breakwave was $27,481 and $52,076 for the years ended June 30, 2025 and 2024, respectively.

In addition, the assumption of Fund expenses above the BWET Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $361,863 and $277,458 for the years ended June 30, 2025 and 2024, respectively.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2025 and 2024

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

(h) Extraordinary Fees and Expenses

The Funds will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended June 30, 2025 and 2024, respectively, BDRY did not incur such expenses. For the years ended June 30, 2025 and 2024, respectively, BWET did not incur such expenses.

(5) Creations and Redemptions

Each Fund issues and redeems Shares from time to time, but only in one or more Creation Baskets. A Creation Basket is a block of 25,000 Shares of the particular Fund. At Fund formation, BDRY Creation Baskets consisted of 50,000 Shares and BWET consisted of 25,000 shares. BDRY Creation Basket size was subsequently changed to 25,000 units. Baskets may be created or redeemed only by Authorized Participants.

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

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2025 and 2024

(5) Creations and Redemptions - Continued

(b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2025

	Shares	Net Assets Increase
Shares Sold	10,500,000	$61,471,098
Shares Redeemed	(2,025,000)	(18,297,475)
Net Increase	8,475,000	$43,173,623

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2024

	Shares	Net Assets Decrease
Shares Sold	4,700,000	$38,500,878
Shares Redeemed	(12,550,000)	(107,351,823)
Net Decrease	(7,850,000)	$(68,850,945)

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2025

	Shares	Net Assets Increase
Shares Sold	100,000	$1,501,605
Shares Redeemed	(100,000)	(1,231,170)
Net Increase	-	$270,435

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2024

	Shares	Net Assets Increase
Shares Sold	775,000	$13,460,368
Shares Redeemed	(850,000)	(15,222,375)
Net Increase	(75,000)	$(1,762,007)

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2025 and 2024

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

Notes to Combined Financial Statements

June 30, 2025 and 2024

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

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2025 and 2024

(6) Risk - Continued

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2025, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2025 and 2024

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the years ended June 30, 2025 and 2024, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	BREAKWAVE DRY BULK		BREAKWAVE TANKER
	SHIPPING ETF		SHIPPING ETF
	For the Year Ended June 30,		For the Year Ended June 30,
	2025	2024	2025	2024

Net Asset Value
Net asset value per Share, beginning of period	$12.13	$5.53	$16.69	$20.83
Net investment loss*	(0.08)	(0.08)	(0.20)	(1.03)
Net realized and unrealized gain (loss)	(6.42)	6.68	(5.86)	(3.11)
Net Income (Loss)	(6.50)	6.60	(6.06)	(4.14)
Net Asset Value per Share, end of period	$5.63	$12.13	$10.63	$16.69
Market Value per Share, end of period	$5.55	$12.24	$10.64	$16.79
Ratios to Average Net Assets**
Expense Ratio	4.61%	4.31%	5.10%	16.07%
Expense Ratio**** before Waiver/Assumption	4.55%	4.26%	25.64%	6.89%
Net Investment Loss after waiver	(1.16)%	(1.10)%	(1.57)%	(5.71)%
Total Return, at Net Asset Value***	(53.62)%	119.61%	(36.30)%	(19.89)%
Total Return, at Market Value***	(54.66)%	120.54%	(36.60)%	(19.59)%

*	Calculated based on average shares outstanding during the period.

**	Percentages are annualized

***	Percentages are not annualized

****	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any

(11) Subsequent Events

In preparing these annual financial statements, the Fund has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments to the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Amplify Commodity Trust

Opinion on the Financial Statements

We have audited the accompanying combined statements of assets and liabilities, including the combined schedules of investments, of Breakwave Dry Bulk Shipping ETF and Breakwave Tanker Shipping ETF (“the Funds”), each a series of Amplify Commodity Trust, as of June 30, 2025, the related combined statements of operations and changes in net assets, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Funds as of June 30, 2025, the results of their operations, and changes in net assets for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Funds’ financial statements for the years ended June 30, 2024, and prior, were audited by other auditors whose report dated September 27, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on the Funds’ financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Funds in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Funds are not required to have, nor were we engaged to perform, an audit of their internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Funds’ internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 2025, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to management and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

We have served as the auditor of one or more investment companies advised by Amplify Investments, LLC since 2015.

/s/ Cohen & Company, Ltd.

COHEN & COMPANY, LTD.

Cleveland, Ohio

September 26, 2025

PCAOB ID : 925

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Amplify Commodity Trust

Opinion on the financial statements

We have audited the following:

●	The accompanying combined statements of assets and liabilities of Breakwave Dry Bulk Shipping ETF (“BDRY”) and Breakwave Tanker Shipping ETF(“BWET”) (collectively the “Funds”), (each a series of Amplify Commodity Trust (the “Trust”), including the combined schedules of investments of the Funds and the combined schedules of the Trust, as of June 30, 2024 and 2023, the related combined statements of operations, changes in net assets and cash flows of the Trust for the years then ended, and the related notes;

●	the accompanying combined statements of operations, changes in net assets and cash flows of the Funds, and the combined schedules of the Trust, for the year ended June 30, 2024

●	the accompanying statements of operations, changes in net assets and cash flows of BDRY for the year ended June 30, 2023 and the accompanying statements of operations, changes in net assets and cash flows of BWET for the period from May 3, 2023 (commencement of operations) to June 30, 2023

●	the accompanying combined statements of operations, changes in net assets and cash flows of the Trust for the year ended June 30, 2023

●	The above are collectively referred to as the “financial statements.”

●	The related notes to the financial statements

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

September 26, 2024

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

Management of the Sponsor, including Christian Magoon, Principal Executive Officer of the Sponsor, and Bradley H. Bailey, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of each of the internal control over financial reporting for each of the Trust, BRDY and BWET as of June 30, 2025. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of June 30, 2025, the internal control over financial reporting is effective for the Trust and each of BRDY and BWET.

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

Item 9B. Other Information.

None of the Sponsor’s officers have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Funds for the year ended June 30, 2025.

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

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the Sponsor: Christian W. Magoon, Bradley H. Bailey, David F. Wilding, Edward H. Keiley III and William Belden III. These individuals are principals due to their positions; however, Mr. Magoon is also a principal due to his controlling stake in Amplify. Amplify was also listed as a principal of the Sponsor, due to its controlling stake, on June 14, 2023.

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

David F. Wilding. Mr. Wilding serves as the Chief Operating Officer of the Sponsor since February 2023. Mr. Wilding was listed as a principal, as that term is defined in CFTC Rule 3.1, of the Sponsor on August 8, 2023. Mr. Wilding is overseeing and managing the implementation of all elements of operations of the firm. Mr. Wilding has served as the Secretary of the Amplify Funds since February 2023 and as General Counsel and Chief Compliance Officer of Performance Trust Capital Partners LLC(investment adviser and broker-dealer) and PT Asset Management, LLC (investment adviser) from August 1996 to June 2022. He was listed as a principal of Performance Trust Capital Partners LLC from October 2020 to March 2022.

Edward H. Keiley III. Mr. Keiley has been Chief Compliance Officer of the Sponsor since August 2015. Mr. Keiley was listed as a principal of the Sponsor on July 13,2023, and has been a registered associated person and a swap associated person, and an NFA associate member of the Sponsor, since October 25, 2023. Mr. Keiley is responsible for overseeing and managing the implementation of all elements of the regulatory compliance requirements and reporting pursuant to SEC, FINRA and NYSE Arca rules and regulations. Mr. Keiley has served as the Chief Compliance Officer of the Amplify Funds since January 2015 and as a Compliance Consultant for R.J. O’Brien Securities LLC (futures broker) from December 2007 to June 2023. He has been Chief Compliance Officer of OASIS Investment Strategies, LLC from October 2009 to December 2023, and was listed as a principal of OASIS Investment Strategies, LLC (investment adviser and commodity pool operator) from December 19, 2022 to January 1, 2024.

William Belden III. Mr. Belden has been President of the Sponsor since November 2018. Mr. Belden was listed as a principal, as that term is defined in CFTC Rule 3.1,of the Sponsor on September 21, 2023. Mr. Belden manages the day-to-day operations of the firm. Mr. Belden has also served as the Vice President of the Amplify Funds since October 2020.

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

Code of Ethics

The Sponsor has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) which applies to all of its officers (including senior financial officers) and employees; the Sponsor’s Code of Ethics covers all officers and employees that manage the Trust and the Funds. A printed copy of the Code of Ethics is available to any person free of charge, upon request, by contacting the Sponsor at:

Amplify Commodity Trust

c/o Amplify Investments LLC

3333 Warrenville Road

Suite 350

Lisle, IL 60532

Item 11. Executive Compensation.

The Funds have no employees, officers or directors and are managed by the Sponsor. None of the directors or officers of the Sponsor receive compensation from the Funds.

The Sponsor receives a management fee from BDRY, monthly in arrears, in an amount equal to the greater of 0.15% per annum on the daily NAV of BDRY or $125,000.The Sponsor receives a management fee from BWET, monthly in arrears, in an amount equal to the greater of 0.30% per annum on the daily NAV of BWET or $50,000.The Sponsor has contractually agreed to assume the Funds’ expenses (excluding brokerage fees, interest expense, and extraordinary expenses) in order to cap each Funds’ total annual expenses at 3.50% per annum through December 31, 2025. The management fees paid to the Sponsor by BDRY amounted to $125,002 and $125,001, for the year ended June 30, 2025 and 2024, respectively. The management fees paid to the Sponsor by BWET amounted to $50,001 and $50,001 for year ended June 30, 2025 and 2024, respectively.

The Sponsor also provides Principal Financial Officer, Chief Compliance Officer, Regulatory Reporting, Legal, and Wholesale Support services to the Funds. The fees for each service provided to BDRY for the year ended June 30, 2025, all of which had been paid, or accrued, at June 30, 2025, were as follows:

Service	BDRY Amount
Principal Financial Officer	$24,904
Chief Compliance Officer	$24,904
Regulatory Reporting	$25,002
Legal	$45,000
Wholesale Support	$73,621

The fees for the services provided to BWET for the year ended June 30, 2025, all of which had been paid, or accrued, at June 30, 2025, were as follows:

Service	BWET Amount
Principal Financial Officer	$24,904
Chief Compliance Officer	$24,904
Regulatory Reporting	$25,002
Legal	$45,000
Wholesale Support	$17,808

In addition to the above, the Distributor provides Distribution services to the Funds. The fees for Distribution services paid to the Distributor were $6,145 for BDRY for the year ended June 30, 2025 and $513 for BWET for the year ended June 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of June 30, 2025, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Series of the Trust	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
BDRY	Canaccord Genuity Wealth Management 609 Granville St, Unit 2200 Vancouver, BC V7Y 1K8	3,019,570 shares	25.8%
BDRY	Interactive Brokers LLC One Pickwick Plaza, Greenwich, CT 06830	2,030,029 shares	17.4%
BDRY	Citibank 3801 Citibank Center B/3RD Floor/Zone 12 Tampa, Florida 33610	1,457,607 shares	12.5%
BDRY	Charles Schwab & Co Inc. 2423 E Lincoln Dr, Phoenix, AZ 85016-1215	1,067,088 shares	9.1%
BDRY	Morgan Stanley Smith Barney LLC 1300 Thames Street, 6th Floor Baltimore, Maryland 21231	812,006 shares	6.9%
BDRY	National Financial Services LLC 499 Washington Boulevard Jersey City, New Jersey 07310-1995	631,189 shares	5.4%
BWET	Interactive Brokers LLC One Pickwick Plaza, Greenwich, CT 06830	33,397 shares	26.7%
BWET	National Financial Services LLC 499 Washington Boulevard Jersey City, New Jersey 07310-1995	20,264 shares	16.2%
BWET	Citibank 3801 Citibank Center B/3RD Floor/Zone 12 Tampa, Florida 33610	15,991 shares	12.8%
BWET	Morgan Stanley & Co International 1300 Thames Street, 5th Floor Baltimore, Maryland 21231	11,000 shares	8.8%
BWET	Brown Brothers Harriman & Co 525 Washington Boulevard Jersey City, New Jersey 07310	8,576 shares	6.9%
BWET	Charles Schwab & Co Inc. 2423 E Lincoln Dr, Phoenix, AZ 85016-1215	7,439 shares	5.9%
BWET	Pershing LLC One Pershing Plaza Jersey City, New Jersey 07399	6,275 shares	5.0%

Security Ownership of Management.

None of the directors or executive officers of the Sponsor owns any shares of the Funds.

Change in Control.

Effective after the close of trading on February 14, 2024, ETF Managers Capital LLC, as the prior sponsor and commodity pool operator (the “Former Sponsor”) of the Trust, entered into an agreement (the “Transfer Agreement”) to resign as Sponsor to the Trust and transfer its role as the Trust’s sponsor to Amplify Investments LLC(“the Sponsor”) Under the terms of the Transfer Agreement, the Former Sponsor no longer has any involvement in the operations, management or marketing of the Fund. In connection with this change of Sponsor, Trust changed its name from the ETF Managers Group Commodity Trust I to the Amplify Commodity Trust. This change in control did not affect the Trust, its shareholders or an investment in the Funds’ shares in any way.

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

Item 14. Principal Accountant Fees and Services.

The fees for services accrued and/or billed to BDRY and to BWET by its independent auditors for the years ended June 30, 2025 and 2024 were as follows:

Service	FY 2025	FY 2024
Audit Fees	$101,888	$135,872
Tax Fees	210,471	324,496
Total	$312,359	$460,368

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by Cohen & Company, Ltd to the Funds described above. The Sponsor pre-approves all audit and allowed non-audit services of the Funds’ independent registered public accounting firm, including all engagement fees and terms. On November 5, 2024, the Sponsor dismissed WithumSmith+Brown PC as the Trust’s independent registered public accounting firm and appointed Cohen & Company, Ltd. as the Trust’s independent registered public accounting firm beginning with the fiscal quarter ending September 30, 2024.

Part IV

Item 15. Exhibits and Financial Statement Schedules

1.	See Index to Financial Statements on page 44.

2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Second Amended and Restated Declaration of Trust and Trust Agreement (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement No. 333-263425, filed on February 15, 2024)
3.1(b)	Instrument Establishing the Fund. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)
3.1(c)	Amended Exhibit C to the Amended and Restated Declaration of Trust and Trust Agreement of the Trust. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)
3.1(d)	Instrument Establishing the Fund. (Incorporated by reference to Form S-1, Registration Statement No. 333-266945, filed on August 17, 2022.)
3.2	Certificate of Trust of the Registrant. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-2199190, filed on November 26, 2014).
3.2(a)	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement No. 333-263425, filed on February 15, 2024)
4.1	Description of the Trust’s securities. (Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed on September 30, 2019.)
10.1	Form of Authorized Participant Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190,filed on January 28, 2015.)
10.2	Market Agent Agreement. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425, filed on February15, 2024)
10.3	Licensing and Services Agreement with respect to BDRY. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 7, 2018.)
10.4	Assignment and Assumption of Licensing Services Agreement with respect to BDRY. (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement No. 333-263425, filed on February 2, 2024.)
10.5	Licensing and Services Agreement with respect to BWET. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-266945, filed on March 30, 2023.)
10.6	Assignment and Assumption of Licensing Services Agreement with respect to BWET. (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement No. 333-266945, filed on February 2, 2024.)
10.7	Custody Agreement. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425, filed on February 15,2024)
10.8	Fund Administration Servicing Agreement. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425,filed on February 15, 2024)
10.9	Fund Accounting Servicing Agreement. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425, filed on February 15, 2024)
10.10	Transfer Agent Servicing Agreement. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425, filed on February 15, 2024)
10.11	Fee Waiver Agreement with respect to BDRY. (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement No. 333-263425,filed on February 2, 2024.)
10.13	Fee Waiver Agreement with respect to BWET. (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement No. 333-266945, filed on February 2, 2024.)
10.15	Sponsor Transfer Agreement (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statements No. 333-263425, filed on February 2, 2024)
10.16	Amendment No. 1 to the Sponsor Transfer Agreement (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No.333-263425, filed on February 15, 2024)

23.1	Consent of Potter Anderson & Corroon LLP. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement No. 333-263425,filed on February 15, 2024)
23.2	Consent of Eversheds Sutherland (US) LLP. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement No. 333-263425,filed on February 15, 2024)
23.3	Consent of Cohen & Company, Ltd. as to the Trust (Filed herewith.)
23.4	Consent of WithumSmith & Brown, P.C. as to the Trust. (Filed herewith.)
31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)
31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)
32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: September 26, 2025