Form 10-Q
period 2025-09-30
Amplify Commodity Trust
filed 2025-11-14
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2025.

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

Securities Registered Pursuant to Section 12(b) of the Act:

The registrant had 4,675,040 outstanding shares as of November 1, 2025. (BDRY)

The registrant had 175,100 outstanding shares as of November 1, 2025. (BWET)

AMPLIFY COMMODITY TRUST

i

Part I.

INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Item 1. Interim Financial Statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Assets and Liabilities

September 30, 2025 (Unaudited)

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING	TANKER SHIPPING
	ETF	ETF	COMBINED
Assets
Investment in securities, at fair value (cost $14,645,039 and $462,688, respectively)	$14,645,039	$462,688	$15,107,727
Segregated cash held by broker*	27,328,040	1,259,032	28,587,072
Unrealized appreciation on futures contracts	-	156,194	156,194
Due from Sponsor	-	24,446	24,446
Interest receivable	112,349	3,547	115,896
Total assets	42,085,428	1,905,907	43,991,335
Liabilities
Due to Sponsor	68,925	-	68,925
Unrealized depreciation on futures contracts	925,020	-	925,020
Other accrued expenses	165,046	73,956	239,002
Payable for fund shares redeemed	2,474,843	-	2,474,843
Total liabilities	3,633,834	73,956	3,707,790

Net Assets	$38,451,594	$1,831,951	$40,283,545
Net Assets Consist Of:
Paid-in Capital	$(8,424,362)	$1,496,860	$(6,927,502)
Total Distributable Earnings (Accumulated Deficit)	46,875,956	335,091	47,211,047
Net Assets	$38,451,594	$1,831,951	$40,283,545

Shares outstanding (unlimited authorized)	5,050,040	125,100
Net asset value per share	$7.61	$14.64
Market value per share	$7.51	$14.75
* Required margin held as collateral for open futures contracts	$8,411,066	$180,510

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

AMPLIFY COMMODITY TRUST

Combined Schedules of Investments

September 30, 2025 (Unaudited)

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING ETF	TANKER SHIPPING ETF	COMBINED
MONEY MARKET FUNDS – 38.1% and 25.3%, respectively
Invesco Government & Agency Portfolio - Institutional Class, 4.05% (a) (14,645,039 and 462,688 shares, respectively)	$14,645,039	$462,688	$15,107,727
TOTAL MONEY MARKET FUNDS (Cost $14,645,039 and 462,688, respectively)	14,645,039	462,688	15,107,727

Total Investments (Cost $14,645,039 and $462,688, respectively) – 38.1% and 25.3%, respectively	14,645,039	462,688	15,107,727
Other Assets in Excess of Liabilities – 61.9% and 74.7%, respectively (b)	23,806,555	1,369,263	25,175,818
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$38,451,594	$1,831,951	$40,283,545

(a)	Annualized seven-day yield as of September 30, 2025.

(b)	$27,328,040 and $1,259,032, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized
Futures Contracts	Appreciation/	Notional	Percentage of
September 30, 2025 (Unaudited)	(Depreciation)	Value	Capital
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring October 31, 2025 (Underlying Face Amount at Market Value - $6,837,600) (275 contracts)	$(31,150)	$6,837,600	17%
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring November 30, 2025 (Underlying Face Amount at Market Value - $6,794,425) (275 contracts)	(74,325)	6,794,425	17%
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring December 31, 2025 (Underlying Face Amount at Market Value - $6,358,275) (275 contracts)	(510,475)	6,358,275	16%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring October 31, 2025 (Underlying Face Amount at Market Value - $5,605,605) (405 contracts)	118,480	5,605,605	14%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring November 30, 2025 (Underlying Face Amount at Market Value - $5,436,315) (405 contracts)	(50,810)	5,436,315	14%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring December 31, 2025 (Underlying Face Amount at Market Value - $5,106,645) (405 contracts)	(380,480)	5,106,645	13%
Baltic Exchange Supramax T/C Average Shipping Route Expiring October 31, 2025 (Underlying Face Amount at Market Value - $1,470,790) (95 contracts)	118,540	1,470,790	4%
Baltic Exchange Supramax T/C Average Shipping Route Expiring November 30, 2025 (Underlying Face Amount at Market Value - $1,336,745) (95 contracts)	(15,505)	1,336,745	3%
Baltic Exchange Supramax T/C Average Shipping Route Expiring December 31, 2025 (Underlying Face Amount at Market Value - $1,252,955) (95 contracts)	(99,295)	1,252,955	3%
	$(925,020)	$40,199,355	100%

BREAKWAVE TANKER SHIPPING ETF	Unrealized
Futures Contracts	Appreciation/	Notional	Percentage of
September 30, 2025 (Unaudited)	(Depreciation)	Value	Capital
Baltic Freight Route Middle East Gulf to China Expiring October 31, 2025 (Underlying Face Amount at Market Value - $609,420) (35 contracts)	$81,138	$609,420	35%
Baltic Freight Route Middle East Gulf to China Expiring November 30, 2025 (Underlying Face Amount at Market Value - $569,975) (35 contracts)	41,693	569,975	33%
Baltic Freight Route Middle East Gulf to China Expiring December 31, 2025 (Underlying Face Amount at Market Value - $561,645) (35 contracts)	33,363	561,645	32%
	$156,194	$1,741,040	100%

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Schedule of Investments

June 30, 2025

	BREAKWAVE DRY BULK SHIPPING	BREAKWAVE TANKER SHIPPING
	ETF	ETF	COMBINED
MONEY MARKET FUNDS - 68.0% and 40.9%, respectively
Invesco Government & Agency Portfolio - Institutional Class, 4.30% (a) (44,760,073 and 544,616 shares, respectively)	$44,760,073	$544,616	$45,304,689
TOTAL MONEY MARKET FUNDS (Cost $44,760,073 and $544,616, respectively)	44,760,073	544,616	45,304,689

Total Investments (Cost $44,760,073 and $544,616, respectively) – 68.0% and 40.9%, respectively	44,760,073	544,616	45,304,689
Other Assets in Excess of Liabilities – 32.0% and 59.1%, respectively (b)	21,056,191	785,379	21,841,570
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$65,816,264	$1,329,995	$67,146,259

(a)	Annualized seven-day yield as of June 30, 2025.

(b)	$22,114,350 and $949,850, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized
Futures Contracts	Appreciation/	Notional	Percentage of
June 30, 2025	(Depreciation)	Value	Capital
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring July 31, 2025 (Underlying Face Amount at Market Value - $10,116,540) (620 contracts)	$(1,559,960)	$10,116,540	15%
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring August 31, 2025 (Underlying Face Amount at Market Value - $10,442,040) (620 contracts)	(1,234,460)	10,442,040	16%
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring September 30, 2025 (Underlying Face Amount at Market Value - $11,890,980) (620 contracts)	214,480	11,890,980	18%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 31, 2025 (Underlying Face Amount at Market Value - $9,051,420) (805 contracts)	718,670	9,051,420	14%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 31, 2025 (Underlying Face Amount at Market Value - $8,625,575) (805 contracts)	293,325	8,625,575	13%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 30, 2025 (Underlying Face Amount at Market Value - $8,642,480) (805 contracts)	309,230	8,642,480	13%
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 31, 2025 (Underlying Face Amount at Market Value- $2,245,000) (200 contracts)	99,875	2,245,000	3%
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 31, 2025 (Underlying Face Amount at Market Value - $2,277,600) (200 contracts)	132,475	2,277,600	3%
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 30, 2025 (Underlying Face Amount at Market Value - $2,310,000) (200 contracts)	164,875	2,310,000	4%
	$(861,490)	$65,601,635	100%

BREAKWAVE TANKER SHIPPING ETF	Unrealized
Futures Contracts	Appreciation/	Notional	Percentage of
June 30, 2025	(Depreciation)	Value	Capital
Baltic Freight Route West Africa to Continent Expiring July 31, 2025 (Underlying Face Amount at Market Value - $70,680)(5 contracts)	$(636)	$70,680	5%
Baltic Freight Route West Africa to Continent Expiring August 31, 2025 (Underlying Face Amount at Market Value -$63,255) (5 contracts)	(2,118)	63,255	5%
Baltic Freight Route Middle East Gulf to China Expiring July 31, 2025 (Underlying Face Amount at Market Value -$379,680) (35 contracts)	(34,456)	379,680	29%
Baltic Freight Route Middle East Gulf to China Expiring August 31, 2025 (Underlying Face Amount at Market Value -$385,980) (35 contracts)	(28,157)	385,980	29%
Baltic Freight Route Middle East Gulf to China Expiring September 30, 2025 (Underlying Face Amount at Market Value -$418,600) (35 contracts)	4,464	418,600	32%
	$(60,903)	$1,318,195	100%

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Three Months Ended September 30, 2025 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$417,675	$12,905	$430,580

Expenses
Sponsor fee	31,507	12,603	44,110
CTA fee	194,391	6,137	200,528
Audit fees	12,144	12,144	24,288
Tax preparation fees	43,976	12,144	56,120
Admin/accounting/custodian/transfer agent fees	16,192	15,824	32,016
Legal fees	16,376	15,364	31,740
Chief Compliance Officer fees	6,256	6,256	12,512
Principal Financial Officer fees	6,256	6,256	12,512
Regulatory reporting fees	6,256	6,256	12,512
Brokerage commission fees	133,367	5,645	139,012
Distribution fees	1,472	184	1,656
Insurance fees	1,656	1,656	3,312
Listing and calculation agent fees	1,748	1,748	3,496
Marketing fees	3,772	3,772	7,544
Trustee fees	644	644	1,288
Printing and postage fees	5,060	3,772	8,832
Wholesale support fees	22,344	4,407	26,751
Miscellaneous fees	1,104	460	1,564
Total Expenses	504,521	115,272	619,793
Less: Waiver of CTA fee	-	(6,137)	(6,137)
Less: Expenses absorbed by Sponsor	-	(88,678)	(88,678)
Net Expenses	504,521	20,457	524,978
Net Investment Loss	(86,846)	(7,552)	(94,398)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain on
Futures contracts	22,086,958	305,479	22,392,437

Change in Unrealized Gain (Loss) on
Futures contracts	(63,530)	217,097	153,567
Net realized and unrealized gain (loss)	22,023,428	522,576	22,546,004
Net Income	$21,936,582	$515,024	$22,451,606

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Three Months Ended September 30, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$274,416	$26,431	$300,847

Expenses
Sponsor fee	31,507	12,603	44,110
CTA fee	108,876	10,193	119,069
Audit fees	21,160	13,064	34,224
Tax preparation fees	78,297	2,639	80,936
Admin/accounting/custodian/transfer agent fees	16,089	15,670	31,759
Legal fees	15,732	15,732	31,464
Chief Compliance Officer fees	6,256	6,256	12,512
Principal Financial Officer fees	6,256	6,256	12,512
Regulatory reporting fees	6,256	6,256	12,512
Brokerage commissions	69,277	10,370	79,647
Distribution fees	3,937	1,833	5,770
NJ Filing fees	24,380	920	25,300
Insurance expense	1,645	1,645	3,290
Listing and calculation agent fees	1,700	1,700	3,400
Marketing expenses	3,772	3,772	7,544
Trustee Fees	644	644	1,288
Printing and postage fees	12,571	3,794	16,365
Wholesale support fees	15,266	4,827	20,093
Miscellaneous fees	828	828	1,656
Total Expenses	424,449	119,002	543,451
Less: Waiver of CTA fee	(92,369)	(10,193)	(102,562)
Less: Expenses absorbed by Sponsor	-	(73,835)	(73,835)
Net Expenses	332,080	34,974	367,054
Net Investment Loss	(57,664)	(8,543)	(66,207)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Loss on
Futures contracts	(4,844,019)	(292,642)	(5,136,661)

Change in Unrealized Gain (Loss) on
Futures contracts	682,450	(34,478)	647,972
Net realized and unrealized gain (loss)	(4,161,569)	(327,120)	(4,488,689)
Net Loss	$(4,219,233)	$(335,663)	$(4,554,896)

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Three Months Ended September 30, 2025 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$65,816,264	$1,329,995	$67,146,259

Increase (decrease) in Net Assets from share transactions
Addition of 1,650,000 and 25,000 shares, respectively	13,258,118	275,820	13,533,938
Redemption of 8,300,000 and 25,000 shares, respectively	(62,559,370)	(288,888)	(62,848,258)
Net increase (decrease) in Net Assets from share transactions	(49,301,252)	(13,068)	(49,314,320)

Increase (decrease) in Net Assets from operations
Net investment loss	(86,846)	(7,552)	(94,398)
Net realized gain	22,086,958	305,479	22,392,437
Change in net unrealized gain (loss)	(63,530)	217,097	153,567
Net Increase (decrease) in Net Assets from operations	21,936,582	515,024	22,451,606

Net Assets at End of Period	$38,451,594	$1,831,951	$40,283,545

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Three Months Ended September 30, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$39,113,154	$2,087,817	$41,200,971

Increase (decrease) in Net Assets from share transactions
Addition of -0- and 75,000 shares, respectively	-	1,218,568	1,218,568
Redemption of 950,000 and -0- shares, respectively	(10,519,068)	-	(10,519,068)
Net Increase (decrease) in Net Assets from share transactions	(10,519,068)	1,218,568	(9,300,500)

Increase (decrease) in Net Assets from operations
Net investment loss	(57,664)	(8,543)	(66,207)
Net realized loss	(4,844,019)	(292,642)	(5,136,661)
Change in net unrealized gain (loss)	682,450	(34,478)	647,972
Net Increase (decrease) in Net Assets from operations	(4,219,233)	(335,663)	(4,554,896)

Net Assets at End of Period	$24,374,853	2,970,722	$27,345,575

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Cash Flows

Three Months Ended September 30, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net loss	$(4,219,233)	$(335,663)	$(4,554,896)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Sale (Purchase) of investments, net	5,649,188	(736,086)	4,913,102
Change in net unrealized loss (gain) on investments	(682,450)	34,478	(647,972)
Change in operating assets and liabilities:
Decrease (increase) in interest receivable	41,428	(5,587)	35,841
Decrease (increase) in due from sponsor	-	3,439	3,439
Increase (decrease) in due to sponsor	(34,175)	-	(34,175)
Increase (decrease) in other accrued expenses	119,730	27,316	147,046
Net cash provided by (used in) operating activities	874,488	(1,012,103)	(137,615)
Cash flows from financing activities
Proceeds from sale of shares	-	1,218,568	1,218,568
Paid on redemption of shares	(10,519,068)	-	(10,519,068)
Net cash provided by (used in) financing activities	(10,519,068)	1,218,568	(9,300,500)
Net increase (decrease) in cash and restricted cash	(9,644,580)	206,465	(9,438,115)
Cash and restricted cash, beginning of period	31,739,612	1,243,877	32,983,489
Cash and restricted cash, end of period	$22,095,032	$1,450,342	$23,545,374

The following table provides a reconciliation of cash and restricted cash reported within the Statements of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	22,095,032	1,450,342	23,545,374
Total cash and restricted cash as shown on the statement of cash flows	$22,095,032	$1,450,342	$23,545,374

See accompanying notes to unaudited interim combined financial statements.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2025 (unaudited)

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

September 30, 2025 (unaudited)

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

BWET’s investment objective is to provide investors with exposure to the daily change in the price of crude oil tanker freight futures, before expenses and liabilities of the Fund, by tracking the performance of a portfolio (the “BWET Benchmark Portfolio”) mainly consisting of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure prices for shipping crude oil (“Freight Futures”). Freight Futures reflect market expectations for the future cost of transporting crude oil. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for crude oil in a specific size category of cargo ship and for a specific route. The Reference Index is as follows:

●	The TD3C Index: Middle East Gulf to China, 270,000mt cargo (Very Large Crude Carrier or VLCC tankers);

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2025 (unaudited)

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

Effective for the three months ended September 30, 2025, the Trust has elected to discontinue the presentation of the Statement of Cash Flows. This change is in accordance with the guidance under FASB ASC 230, which exempts certain investment companies from presenting a Statement of Cash flows when specific criteria are met. The Trust noted that as of and for the period ended September 30, 2025, these criteria were met where substantially all investments were highly liquid in Level 1 or Level 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Trust carried no debt, and the combined statements of changes in net assets is presented.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2025 (unaudited)

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

The accompanying combined interim financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. These interim financial statements should be read in conjunction with the Fund’s annual report on Form 10-K for the year ended June 30, 2025, BDRY’s prospectus dated February 14, 2025 (the “BDRY Prospectus,”), and BWET’s prospectus dated February 14, 2025 (the “BWET” Prospectus”). Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three months ended September 30, 2025 and 2024 was at 4:00 p.m. Eastern Time on September 30, 2025 and September 30, 2024, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended September 30, 2025 and September 30, 2024.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at September 30, 2025 and September 30, 2024.

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

September 30, 2025 (unaudited)

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

The following tables summarize BDRY’s valuation of investments at September 30, 2025 and at June 30, 2025 using the fair value hierarchy:

	September 30, 2025 (unaudited)
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$14,645,039	$(925,020)	$13,720,019

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2025
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$44,760,073	$(861,490)	$43,898,583

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2025 and the year ended June 30, 2025, BDRY recognized no transfers from Level I, Level II or Level III.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2025 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

(g) Financial Instruments and Fair Value - Continued

The following tables summarize BWET’s valuation of investments at September 30, 2025 and at June 30, 2025 using the fair value hierarchy:

	September 30, 2025 (unaudited)
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$462,688	$156,194	$618,882

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized appreciation on futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2025
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$544,616	$(60,903)	$483,713

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2025 and the year ended June 30, 2025, BWET recognized no transfers from Level I, Level II or Level III.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at September 30, 2025. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

(j) New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Funds operate as single segment entities. The Funds’ income, expenses, assets, and performance are regularly monitored and assessed by the Sponsor, who serves as the chief operating decision maker, using the information presented in the financial statements and financial highlights.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2025 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

(j) New Accounting Pronouncements - Continued

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2025 (unaudited)

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

All open derivative positions at September 30, 2025 and at June 30, 2025, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2025 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

Average Derivative Volume, for the three months ended September 30, 2025

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	1,280	$22,638,125
Breakwave Tanker Shipping ETF	38	$577,807
Amplify Commodity Trust (combined)	1,318	$23,215,932

Average Derivative Volume, for the period ended June 30, 2025

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	1,233	$16,859,719
Breakwave Tanker Shipping ETF	52	$710,033
Amplify Commodity Trust (combined)	1,285	$17,569,752

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of September 30, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Unrealized appreciation on futures contracts	$237,020	Unrealized depreciation on futures contracts	$1,162,040	$925,020

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Unrealized appreciation on futures contracts	$1,932,930	Unrealized depreciation on futures contracts	$2,794,420	$861,490

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2025 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2025

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$22,086,958	$(63,530)

The futures contracts open at September 30, 2025 are indicative of the activity for the three months ended September 30, 2025.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2024 (Unaudited)

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(4,844,019)	$682,450

The futures contracts open at September 30, 2024 are indicative of the activity for the three months ended September 30, 2024.

 BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of September 30, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Crude Oil Tanker Index Rates Market Risk	Unrealized appreciation on futures contracts	$156,194	Unrealized depreciation on futures contracts	$-	$156,194

(a)	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2025 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Crude Oil Tanker Index Rates Market Risk	Unrealized appreciation on futures contracts	$4,464	Unrealized depreciation on futures contracts	$65,367	$60,903

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2025

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$305,479	$217,097

The futures contracts open at September 30, 2025 are indicative of the activity for the three months ended September 30, 2025.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended September 30, 2024 (Unaudited)

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2025 (unaudited)

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $- and $92,369, for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. Effective September 1, 2022 Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At September 30, 2025, BDRY is not subject to potential future repayments to Breakwave.

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

The waiver of BWET’s CTA fees, pursuant to the undertaking, amounted to $6,137 and $10,193 for the three months ended September 30, 2025 and 2024, respectively, respectively, as disclosed in the Combined Statements of Operations. Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At September 30, 2025, BWET is subject to potential future repayments of $898,715 to Breakwave. The potential future repayments expire during the years ending June 30, 2026, 2027, 2028, and 2029 in the amounts of $85,023, $329,534, $389,344, and $94,814, respectively.

The Funds currently accrue their daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of BDRY, expenses recouped of $- and $- for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

In the case of BWET, expenses absorbed by the Sponsor aggregated $88,678 and $73,835 for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

September 30, 2025 (unaudited)

(4) Agreements - Continued

(b) The Administrator, Custodian, Fund Accountant and Transfer Agent - Continued

Each Fund has agreed to pay U.S. Bank 0.05% of average assets under management (AUM), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $16,192 and $16,089 for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET paid U.S. Bank $15,824 and $15,670 for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

BDRY incurred $1,472 and $3,937 in distribution and related administrative services for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $184 and $1,833 in distribution and related administrative services for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BWET pays the Sponsor an annual fee for wholesale support services of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly.

BDRY incurred $22,344 and $15,266 in wholesale support fees for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $4,407 and $4,827 in wholesale support fees for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% for BDRY and 1.35% for BWET (excluding the impact on each Fund of creation and/or redemption activity) of the net asset value of BDRY and BWET, respectively, for execution and clearing services on behalf of the Funds, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $133,367 and $69,277 in brokerage commissions and fees for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $5,645 and $10,370 in brokerage commissions and fees for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statement of Operations.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2025 (unaudited)

(4) Agreements - Continued

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Funds. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $644 and $644 in trustee fees for the three months ended September 30, 2025 and 2024, respectively, which is included in Trustees Fees in the Combined Statements of Operations. BWET incurred $644 and $644 in trustee fees for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statement of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, if any, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $504,521 and $424,449 for the three months ended September 30, 2025 and 2024, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $- and $92,369 for the three months ended September 30, 2025 and 2024, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $- and $- for the three months ended September 30, 2025 and 2024, respectively.

The Sponsor, in accordance with the BWET Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BWET by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BWET in excess of 3.50% (excluding brokerage commissions and interest expense) of BWET’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BWET incurred $115,272 and $119,002 for the three months ended September 30, 2025 and 2024, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BWET by Breakwave was $6,137 and $10,193 for the three months ended September 30, 2025 and 2024, respectively.

In addition, the assumption of Fund expenses above the BWET Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to expenses reimbursed of $88,678 and $73,835 for the three months ended September 30, 2025 and 2024, respectively.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2025 (unaudited)

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

(h) Extraordinary Fees and Expenses

The Funds will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2025 and 2024, respectively, BDRY did not incur such expenses. For the three months ended September 30, 2025 and 2024, respectively, BWET did not incur such expenses.

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

b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2025

	Shares	Net Assets Increase
Shares Sold	1,650,000	$13,258,118
Shares Redeemed	(8,300,000)	(62,559,370)
Net Increase	(6,650,000)	$(49,301,252)

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2024 (Unaudited)

	Shares	Net Assets Decrease
Shares Sold	-	$-
Shares Redeemed	(950,000)	(10,519,068)
Net Decrease	(950,000)	$(10,519,068)

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2025 (unaudited)

(5) Creations and Redemptions - Continued

b) Share Transactions – Continued

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2025

	Shares	Net Assets Increase
Shares Sold	25,000	$275,820
Shares Redeemed	(25,000)	(288,888)
Net Increase	-	$(13,068)

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2024 (Unaudited)

	Shares	Net Assets Increase
Shares Sold	75,000	$1,218,568
Shares Redeemed	-	-
Net Increase	75,000	$1,218,568

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

September 30, 2025 (unaudited)

(6) Risk

(a) Investment Related Risk

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

The Russia Ukraine war poses an increasing risk for global economic growth. Major economic sanctions against Russia are having a considerable impact on oil and gas prices, given the dependence of the EU on oil and gas exports out of Russia combined with limited spare capacity of such commodities globally. Energy price volatility has increased significantly, leading to inflationary pressures in the major developed countries that rely heavily on oil and gas exports out of Russia. In the case of BDRY, the combined Russia/Ukraine region account for approximately one quarter of global grain production, one of the main cargoes transported by dry bulk vessels, while coal and iron ore exports out of the region have also been reduced. The above factors can have a negative impact on demand for dry bulk transportation, while slower economic growth could also negatively affect demand for dry bulk commodities in the rest of the word, leading to lower dry bulk freight rates.

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

The Hamas-Israel conflict has stoked fears of oil supply instability in the Middle East and globally. While not having an immediate impact on global oil production or tanker trade patterns, escalation or expansion of hostilities, interventions by other groups or nations, the imposition of economic sanctions on any of the oil producing nations, disruption of shipping transit in the Straits of Hormuz or other significant trade routes, or similar outcomes could lead to oil supply instability. Although a recent ceasefire agreement has been reached, the conflict is ongoing and, should it escalate and expand to other oil producing nations in the region, it may have a profound negative impact on oil prices and, as a result, the supply and demand for freight that could have a negative impact on spot freight rates for dry bulk and liquid freight and on Freight Futures.

The recent announcements of tariffs on import goods by the US as well as corresponding increase in tariffs by other countries can have a meaningful negative impact on trade volumes, which could have a material adverse impact on shipping rates. As tariffs lead to less imports and exports, demand for transportation could potentially decrease leading to lower shipping rates. Such negative impact could affect both dry bulk and tanker rates alike. The impact of the implementation of higher tariffs around the globe on dry bulk shipping and tanker shipping will be negative, all else equal, leading to lower spot rates and as a result lower freight futures prices and a decline in the value of BDRY as well as BWET.

In addition, The People’s Republic of China (“China”) accounts for a sizable part of oil demand, and changes in the economic and political environment in China and policies adopted by the government to regulate its economy may have a material adverse effect on tanker charter rates and as a result, Freight Futures.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2025 (unaudited)

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

(c) Natural Disaster/Epidemic Risk

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks previously mentioned, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Funds and their investments. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors can cause substantial market volatility. Exchange trading suspensions and closures can impact the ability of the Funds to complete redemptions and otherwise affect each Fund’s performance and the Funds’ trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on the Funds’ performance, resulting in losses to the Funds.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of September 30, 2025, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three months ended September 30, 2025 and 2024, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

September 30, 2025 (unaudited)

(10) Net Asset Value and Financial Highlights - Continued

	BREAKWAVE DRY BULK			BREAKWAVE TANKER
	SHIPPING ETF			SHIPPING ETF
	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2025		2024	2025	2024

Net Asset Value
Net asset value per Share, beginning of period	$5.63		$12.13	$10.63	$16.69
Net investment loss*	(0.01)		(0.02)	(0.06)	(0.05)
Net realized and unrealized gain (loss)	1.99	*****	(1.40)	4.07	(1.79)
Net Income (Loss)	1.98		(1.42)	4.01	(1.84)
Net Asset Value per Share, end of period	$7.61		$10.71	$14.64	$14.85
Market Value per Share, end of period	$7.51		$10.74	$14.75	$14.76
Ratios to Average Net Assets**
Expense Ratio	3.76%		4.42%	4.83%	4.98%
Expense Ratio**** before Waiver/Assumption	3.76%		5.65%	27.24%	16.93%
Net Investment Loss after waiver	(0.65)%		(2.00)%	(1.78)%	(13.17)%
Total Return, at Net Asset Value***	35.37%		(11.65)%	37.74%	(11.05)%
Total Return, at Market Value***	35.32%		(12.25)%	38.52%	(12.12)%

*	Calculated based on average shares outstanding during the period.

**	Percentages are annualized

***	Percentages are not annualized

****	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any

*****	Realized and unrealized gains and losses per shares in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with aggregate gains and losses in the Combined Statement of Operations due to share transactions for the period

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

Breakwave Dry Bulk Shipping ETF

The Investment Objective of the Fund

BDRY’s investment objective is to provide investors with exposure to the daily change in the price of dry bulk freight futures by tracking the performance of a portfolio (the “BDRY Benchmark Portfolio”) consisting of exchange cleared futures contracts on the cost of shipping dry bulk freight (“Dry Freight Futures”). BDRY seeks to achieve its investment objective by investing substantially all of its assets in the Dry Freight Futures currently constituting the BDRY Benchmark Portfolio.

The BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave, which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Dry Freight Futures, which are a three month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 10TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of September 30, 2025 include:

Name	Ticker	Market Value USD
Capesize 5TC 180kt FFA Timecharter Average M Oct 25	C5TCM V25 INDEX	$6,837,600
Capesize 5TC FFA 180kt Timecharter Average M Nov 25	C5TCM X25 INDEX	$6,794,425
Capesize 5TC FFA 180kt Timecharter Average M Dec 25	C5TCM Z25 INDEX	$6,358,275
Panamax 4TC FFA 74kt Timecharter Average M Oct 25	P4TCM V25 INDEX	$5,605,605
Panamax 4TC FFA 74kt Timecharter Average M Nov 25	P4TCM X25 INDEX	$5,436,315
Panamax 4TC FFA 74kt Timecharter Average M Dec 25	P4TCM Z25 INDEX	$5,106,645
Supramax 58 TC FFA 58kt Timecharter Average M Oct 25	S58FM V25 INDEX	$1,470,790
Supramax 58 TC FFA 58kt Timecharter Average M Nov 25	S58FM X25 INDEX	$1,336,745
Supramax 58 TC FFA 58kt Timecharter Average M Dec 25	S58FM Z25 INDEX	$1,252,955

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

BDRY seeks to achieve its investment objective by investing substantially all of its assets in the Dry Freight Futures currently constituting the BDRY Benchmark Portfolio. The BDRY Benchmark Portfolio will include all existing positions to maturity and settle them in cash. During any given calendar quarter, the BDRY Benchmark Portfolio will progressively increase its position to the next calendar quarter three month strip, thus maintaining constant exposure to the Dry Freight Futures market as positions mature.

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

The BWET Benchmark Portfolio

The BWET Benchmark Portfolio is maintained by Breakwave, which also serves as BWET’s CTA. The BWET Benchmark Portfolio consists of the Oil Freight Futures, which are a three month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping crude oil. Each Reference Index is published each United Kingdom business day by the Baltic Exchange and measures the charter rate for shipping crude oil in a specific size category of cargo ship and for a specific route – TD3C or TD20. The two Reference Indexes are as follows:

●	TD3C: the TD3C Index; and

●	TD20: the TD20 Index.

The Oil Freight Futures currently constituting the BWET Benchmark Portfolio as of September 30, 2025 include:

Name	Ticker	Market Value USD
TD3C FFA 270kt Middle East Gulf to China USD/MT M Oct 25	DD20M V25 INDEX	$609,420
TD3C FFA 270kt Middle East Gulf to China USD/MT M Nov 25	DD20M X25 INDEX	$569,975
TD3C FFA 270kt Middle East Gulf to China USD/MT M Dec 25	DD3CM Z25 INDEX	$561,645

The value of the TD3C Index and the TD20 Index are each disseminated daily at 4:00 p.m. London Time by the Baltic Exchange. The Reference Index information disseminated by the Baltic Exchange also includes the components and value of each component in each Reference Index. Such Reference Index information also is widely disseminated by Reuters and/or other major market data vendors.

BWET seeks to achieve its investment objective by investing substantially all of its assets in the Oil Freight Futures currently constituting the BWET Benchmark Portfolio. The BWET Benchmark Portfolio will include all existing positions to maturity and settle them in cash. During any given calendar quarter, the BWET Benchmark Portfolio will progressively increase its position to the next calendar quarter three month strip, thus maintaining constant exposure to the Oil Freight Futures market as positions mature.

The BWET Benchmark Portfolio will maintain long-only positions in Oil Freight Futures. The BWET Benchmark Portfolio will include a combination of TD3C and TD20 Oil Freight Futures. More specifically, the BWET Benchmark Portfolio will include 90% exposure in TD3C Oil Freight Futures contracts and 10% exposure in TD20 Oil Freight Futures contracts. The BWET Benchmark Portfolio will not include and BWET will not invest in swaps, non-cleared crude oil freight forwards or other over-the-counter derivative instruments that are not cleared through exchanges or clearing houses. BWET may hold exchange traded options on Oil Freight Futures. The BWET Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually. The Oil Freight Futures currently constituting the BWET Benchmark Portfolio, as well as the daily holdings of BWET will be available on BWETS’s website at www.tankeretf.com.

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

Breakwave Dry Bulk Shipping ETF

During the three months ended September 30, 2025, dry bulk spot rates increased, with the benchmark Baltic Dry Index increasing by about 43% of its value during the period, ending almost at 2,100 and at the best level since early 2024.

Strong demand for iron ore transportation combined with solid bauxite volumes out of West Africa were the main reasons for the strong performance, as an early July rally in spot rates on the back of solid cargo flow set the stage for one of the best summers in a while when it comes to dry bulk spot rates.

During the three months ended September 30, 2025, iron ore trade volumes from Brazil to China experienced a sharp increase versus the previous year, with the total amount for the quarter reaching its highest level ever. Portside inventories of iron ore have also declined to average for the season levels. The Chinese economy continues to grow at relatively weak rates versus recent years while the domestic real estate market remains subdued, limited demand for new construction and thus demand for steel products. Iron ore prices remained rangebound to approximately $100/ton during the period due to the beforementioned demand. Coal volumes have declined versus last year, while coal prices have also declined considerably versus recent past, because of a slower pace in growth from China and India.

As we enter the seasonally strong calendar year fourth quarter, trade tensions remain high and could lead to some potentially negative outcomes for global trade. A lot of uncertainty remains around trade policies and the effect on trade, and thus the risk of adverse impact on shipping remains elevated.

The dry bulk orderbook continue to increase throughout the period from relatively low levels as period rates remained elevated, incentivizing owners to place new orders.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended September 30, 2025.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended September 30, 2025 and 2024.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

During the three months ended September 30, 2025, the NYSE Arca market value of each Share increased 35.32% from $5.55 per Share, representing the closing price on June 30, 2025, to $7.51 per Share, representing the closing price on September 30, 2025. The Share price high and low for the three months ended September 30, 2025 and related change from the closing Share price on June 30, 2025 were as follows: Shares traded from a high of $8.60 per share (+54.95%) on August 26, 2025 to a low of $5.63 per share (1.44%) on July 1, 2025.

Fund Share Net Asset Performance

For the three months ended September 30, 2025, the net asset value of each Share increased (+35.37%) from $5.63 per Share to $7.61 per Share. Gains in the futures contracts in addition to an overall net investment loss resulting in the overall increase in the NAV per Share during the three months ended September 30, 2025.

Net income for the three months ended September 30, 2025, was $21,936,582, resulting from net realized gains on futures contracts of $22,086,958, unrealized losses on futures contracts of ($63,530) and the net investment loss of ($86,846).

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

During the three months ended September 30, 2024, the NYSE Arca market value of each Share decreased (12.25%) from $12.24 per Share, representing the closing price on June 30, 2024, to $10.74 per Share, representing the closing price on September 30, 2024. The Share price high and low for the three months ended September 30, 2024 and related change from the closing Share price on June 30, 2024 were as follows: Shares traded from a high of $12.50 per share (+16.39%) on July 1, 2024 to a low of $10.27 per share (4.38%) on September 13, 2024..

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

Breakwave Tanker Shipping ETF

During the three months ended September 30, 2025, crude tanker spot rates increased, with average spot rates for Very Large Crude Carriers (VLCC) improving by about 30% during the period. Spot rates rose gradually despite negative seasonality, ending the quarter at the highest level for the time of the year in at least five years.

Geopolitical turmoil continues to have a material impact on global shipping. The Israel–Hamas conflict and related attacks on vessels in the Red Sea are likely to continue reshaping routing patterns, potentially extending voyage durations and introducing broad-based disruptions across all shipping segments. In crude tanker shipping, the effect has been relatively modest, as the majority of crude transported by Very Large Crude Carriers (VLCCs) does not traverse the Suez Canal. While initial disruptions exerted a knock-on effect on tanker rates, this sub-sector of the broader tanker market has, in fundamental terms, remained resilient to the conflict.

China remains the principal source of demand growth for crude oil, and consequently for crude tanker demand. Nonetheless, slower oil import growth and weaker domestic demand in China pose material downside risks to tanker rates. The Chinese economy has slowed, and although import activity has shown relative stability, crude oil imports declined in 2024 but has shown a small increase so far this year.

Looking ahead, OPEC+ is gradually increasing supply, which has supported spot VLCC rates. This trend is likely to persist, as a sizable volume of oil remains available on the world market, boosting fleet utilization. While underlying Chinese demand appears structurally and cyclically weak, substantial crude stockpiling in the domestic market, coupled with announcements of additional facilities being built in China, suggests a continued propensity to accumulate crude, making the probability of sustained stock builds comparatively high

The crude tanker orderbook for the next few years remains historically low, with very few new vessel deliveries during the period aiding the overall projected market balance. However, the orderbook has been steadily increasing during the period from the record low levels of summer 2023.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the three months ended September 30, 2025.

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

The graphs above compare the return of BWET with the benchmark portfolio returns for the three months ended September 30, 2025 and 2024.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

During the three months ended September 30, 2025, the NYSE Arca market value of each Share increased (+38.57%) from $10.64 per Share, representing the closing price on June 30, 2025, to $14.75 per Share, representing the closing price on September 30, 2025. The Share price high and low for the three months ended September 30, 2025 and related change from the closing Share price on June 30, 2025 were as follows: Shares traded from a high of $15.26 per Share (+43.33%) on September 25, 2025 to a low of $10.26 per Share (-3.65%) on July 2, 2025.

Fund Share Net Asset Performance

For the three months ended September 30, 2025 the net asset value of each Share increased (+37.74%) from $10.63 per Share to $14.64 per Share. Gains in the futures contracts in addition to an overall net investment loss resulting in the overall increase in the NAV per Share during the three months ended September 30, 2025.

Net income for the three months ended September 30, 2025, was $515,024, resulting from net realized gains on futures contracts of $305,479, net unrealized gains on futures contracts of $217,097, and the net investment loss of ($7,552).

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

During the three months ended September 30, 2024, the NYSE Arca market value of each Share decreased (-12.12%) from $16.79 per Share, representing the closing price on June 30, 2024, to $14.76 per Share, representing the closing price on September 30, 2024. The Share price high and low for the three months ended September 30, 2024 and related change from the closing Share price on June 30, 2024 were as follows: Shares traded from a high of $16.82 per Share (+13.96%) on July 22, 2024 to a low of $14.45 per Share (2.10%) on September 4, 2024.

Fund Share Net Asset Performance

For the three months ended September 30, 2024 the net asset value of each Share decreased (-11.05%) from $16.69 per Share to $14.85 per Share. Losses in the investments and futures contracts in addition to an overall net investment loss resulting in the overall decrease in the NAV per Share during the three months ended September 30, 2024.

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and its investments in collateralizing Treasury Securities, if any. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Funds are paid to the Funds. BDRY earned $417,675 and $274,416, respectively, in interest income during the three months ended September 30, 2025 and 2024. BWET earned $12,905 and $26,431, respectively, in interest income during the three months ended September 30, 2025 and 2024.

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

Because the Funds trade futures contracts, their capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

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

Off Balance Sheet Financing

As of September 30, 2025, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $- and $- for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $- and $92,369 for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses, prior to the assumption and waiver of expenses, amounted to $504,521 and $424,449 for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

The assumption of expenses by the Sponsor for BWET, pursuant to the BWET Expense Cap, amounted to $88,678 and $73,835 for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $6,137 and $10,193 for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET currently accrues its daily expenses based upon established individual expense category amounts or the BWET Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BWET’s total expenses, prior to the assumption and waiver of expenses, amounted to $115,272 and $119,002 for the three months ended September 30, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s, BRDY’s or BWET’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s, BRDY’s or BWET’s internal control over financial reporting.

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

(b)

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On September 30, 2025, 5,050,040 shares of the Fund were outstanding for a market capitalization of $37,925,800. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering an indeterminate amount of common units of beneficial interest, or “Shares,” of the Breakwave Tanker Shipping ETF (File No. 333-266945) was declared effective on April 28, 2023. On September 30, 2025, 125,100 Shares of the Fund were outstanding for a market capitalization of $1,845,225. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed 332 baskets (each comprising 25,000 shares) during the three months ended September 30, 2025 at an average price per share of $7.73. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended September 30, 2025:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2025	5,250,000	$7.14
August 2025	1,050,000	8.05
September 2025	2,000,000	8.22
Total	8,300,000	$7.73

BWET does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BWET redeemed 1 basket (each comprising 25,000 shares) during the three months ended September 30, 2025 at an average price per share of $11.56. The following table provides information about BWET’s redemptions by Authorized Participants during the three months ended September 30, 2025:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2025	-	$-
August 2025	25,000	11.56
September 2025	-	-
Total	25,000	$11.56

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

Date: November 14, 2025