Form 10-Q
period 2025-12-31
Amplify Commodity Trust
filed 2026-02-11
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2025.

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

Securities Registered Pursuant to Section 12(b) of the Act:

The registrant had 4,675,040 outstanding shares as of February 1, 2026. (BDRY)

The registrant had 175,100 outstanding shares as of February 1, 2026. (BWET)

AMPLIFY COMMODITY TRUST

i

Part I.

INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Assets and Liabilities

December 31, 2025 (Unaudited)

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING	TANKER SHIPPING
	ETF	ETF	COMBINED
Assets
Investment in securities, at fair value (cost $1,080,044 and $812,976, respectively)	$1,080,044	$812,976	$1,893,020
Segregated cash held by broker*	32,870,358	1,568,467	34,438,825
Due from Sponsor	-	28,703	28,703
Interest receivable	84,054	8,577	92,631
Total assets	34,034,456	2,418,723	36,453,179
Liabilities
Due to Sponsor	48,913	-	48,913
Unrealized depreciation on futures contracts	648,045	379,680	1,027,725
Other accrued expenses	113,658	109,644	223,302
Total liabilities	810,616	489,324	1,299,940

Net Assets	$33,223,840	$1,929,399	$35,153,239
Net Assets Consist Of:
Paid-in Capital	$(19,202,320)	$842,298	$(18,360,022)
Total Distributable Earnings (Accumulated Deficit)	52,426,160	1,087,101	53,513,261
Net Assets	$33,223,840	$1,929,399	$35,153,239

Shares outstanding (unlimited authorized)	3,800,040	100,100
Net asset value per share	$8.74	$19.27
Market value per share	$8.77	$19.26
* Required margin held as collateral for open futures contracts	$5,722,797	$465,185

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

AMPLIFY COMMODITY TRUST

Combined Schedules of Investments

December 31, 2025 (Unaudited)

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING ETF	TANKER SHIPPING ETF	COMBINED
MONEY MARKET FUNDS – 3.3% and 42.1%, respectively
Invesco Government & Agency Portfolio - Institutional Class, 3.68% (a) (1,080,044 and 812,976 shares, respectively)	$1,080,044	$812,976	$1,893,020
TOTAL MONEY MARKET FUNDS (Cost $1,080,044 and 812,976, respectively)	1,080,044	812,976	1,893,020

Total Investments (Cost $1,080,044 and $812,976, respectively) – 3.3% and 42.1%, respectively	1,080,044	812,976	1,893,020
Other Assets in Excess of Liabilities – 96.7% and 57.9%, respectively (b)	32,143,796	1,116,423	33,260,219
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$33,223,840	$1,929,399	$35,153,239

(a)	Annualized seven-day yield as of December 31, 2025.

(b)	$32,870,358 and $1,568,467, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized
Futures Contracts	Appreciation/	Notional	Percentage of
December 31, 2025 (Unaudited)	(Depreciation)	Value	Capital
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring January 31, 2026 (Underlying Face Amount at Market Value - $5,726,340) (290 contracts)	$528,590	$5,726,340	17%
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring February 28, 2026 (Underlying Face Amount at Market Value - $4,776,590) (290 contracts)	(421,160)	4,776,590	15%
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring March 31, 2026 (Underlying Face Amount at Market Value - $5,912,810) (290 contracts)	715,060	5,912,810	18%
IBaltic Exchange Panamax T/C Average Shipping Route Index Expiring January 31, 2026 (Underlying Face Amount at Market Value - $4,034,080) (380 contracts)	(771,670)	4,034,080	12%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring February 28, 2026 (Underlying Face Amount at Market Value - $4,035,600) (380 contracts)	(768,400)	4,035,600	12%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring March 31, 2026 (Underlying Face Amount at Market Value - $5,065,780) (380 contracts)	251,530	5,065,780	15%
Baltic Exchange Supramax T/C Average Shipping Route Expiring January 31, 2026 (Underlying Face Amount at Market Value - $1,053,170) (95 contracts)	(104,080)	1,053,170	3%
Baltic Exchange Supramax T/C Average Shipping Route Expiring February 28, 2026 (Underlying Face Amount at Market Value - $995,125) (95 contracts)	(162,125)	995,125	3%
Baltic Exchange Supramax T/C Average Shipping Route Expiring March 31, 2026 (Underlying Face Amount at Market Value - $1,241,460) (95 contracts)	84,210	1,241,460	4%
	$(648,045)	$32,840,955	100%

BREAKWAVE TANKER SHIPPING ETF	Unrealized
Futures Contracts	Appreciation/	Notional	Percentage of
December 31, 2025 (Unaudited)	(Depreciation)	Value	Capital
Baltic Freight Route West Africa to Continent Expiring January 31, 2026 (Underlying Face Amount at Market Value - $97,035) (5 contracts)	$8,035	$97,035	4%
Baltic Freight Route West Africa to Continent Expiring February 28, 2026 (Underlying Face Amount at Market Value - $89,885) (5 contracts)	885	89,885	3%
Baltic Freight Route West Africa to Continent Expiring March 31, 2026 (Underlying Face Amount at Market Value - $86,340) (5 contracts)	(2,660)	86,340	3%
Baltic Freight Route Middle East Gulf to China Expiring January 31, 2026 (Underlying Face Amount at Market Value - $855,360) (60 contracts)	(156,140)	855,360	33%
Baltic Freight Route Middle East Gulf to China Expiring February 28, 2026 (Underlying Face Amount at Market Value - $750,000) (50 contracts)	(116,000)	750,000	29%
Baltic Freight Route Middle East Gulf to China Expiring March 31, 2026 (Underlying Face Amount at Market Value - $752,200) (50 contracts)	(113,800)	752,200	29%
	$(379,680)	$2,630,820	100%

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

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Three Months Ended December 31, 2025 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$293,573	$24,667	$318,240

Expenses
Sponsor fee	31,507	12,603	44,110
CTA fee	140,000	10,388	150,388
Audit fees	12,344	12,144	24,488
Tax preparation fees	70,976	32,754	103,730
NJ filing fees	1,490	—	1,490
Admin/accounting/custodian/transfer agent fees	16,232	15,824	32,056
Legal fees	16,536	17,934	34,470
Chief Compliance Officer fees	6,346	6,256	12,602
Principal Financial Officer fees	6,346	6,256	12,602
Regulatory reporting fees	6,346	6,256	12,602
Brokerage commission fees	81,638	12,194	93,832
Distribution fees	1,562	184	1,746
Insurance fees	1,656	1,656	3,312
Listing and calculation agent fees	1,748	1,748	3,496
Marketing fees	3,772	3,772	7,544
Trustee fees	644	644	1,288
Printing and postage fees	4,450	3,412	7,862
Wholesale support fees	17,932	4,847	22,779
Miscellaneous fees	1,574	820	2,394
Total Expenses	423,099	149,692	572,791
Less: Waiver of CTA fee	(7,248)	(10,388)	(17,636)
Less: Expenses absorbed by Sponsor	—	(102,033)	(102,033)
Net Expenses	415,851	37,271	453,122
Net Investment Loss	(122,278)	(12,604)	(134,882)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain on
Futures contracts	5,395,507	1,300,488	6,695,995

Change in Unrealized Gain (Loss) on
Futures contracts	276,975	(535,874)	(258,899)
Net realized and unrealized gain (loss)	5,672,482	764,614	6,437,096
Net Income	$5,550,204	$752,010	$6,302,214

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Three Months Ended December 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$198,965	$18,590	$217,555

Expenses
Sponsor fee	31,508	12,603	44,111
CTA fee	82,348	7,206	89,554
Audit fees	20,995	13,065	34,060
Tax preparation fees	74,890	1,934	76,824
Admin/accounting/custodian/transfer agent fees	15,991	14,515	30,506
Legal fees	15,983	15,958	31,941
Chief Compliance Officer fees	6,256	6,257	12,513
Principal Financial Officer fees	6,256	6,257	12,513
Regulatory reporting fees	6,256	6,257	12,513
Brokerage commissions	99,067	8,369	107,436
Distribution fees	5,139	1,099	6,238
NJ Filing fees	24,380	920	25,300
Insurance expense	1,564	1,564	3,128
Listing and calculation agent fees	2,024	2,024	4,048
Marketing expenses	3,772	3,772	7,544
Trustee Fees	644	644	1,288
Printing and postage fees	12,195	3,934	16,129
Wholesale support fees	13,072	4,517	17,589
Miscellaneous fees	819	819	1,638
Total Expenses	423,159	111,714	534,873
Less: Waiver of CTA fee	(82,348)	(7,206)	(89,554)
Less: Expenses absorbed by Sponsor	(42,970)	(78,746)	(121,716)
Net Expenses	297,841	25,762	323,603
Net Investment Loss	(98,876)	(7,172)	(106,048)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Loss on
Futures contracts	(9,194,227)	(728,787)	(9,923,014)

Change in Unrealized Gain (Loss) on
Futures contracts	(2,196,210)	(34,492)	(2,230,702)
Net realized and unrealized gain (loss)	(11,390,437)	(763,279)	(12,153,716)
Net Loss	$(11,489,313)	$(770,451)	$(12,259,764)

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Six Months Ended December 31, 2025 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$711,248	$37,570	$748,818

Expenses
Sponsor fee	63,014	25,206	88,220
CTA fee	334,391	16,525	350,916
Audit fees	24,488	24,288	48,776
Tax preparation fees	114,952	44,898	159,850
Admin/accounting/custodian/transfer agent fees	32,424	31,648	64,072
Legal fees	32,912	33,298	66,210
Chief Compliance Officer fees	12,602	12,512	25,114
Principal Financial Officer fees	12,602	12,512	25,114
Regulatory reporting fees	12,602	12,512	25,114
Brokerage commission fees	215,005	17,839	232,844
Distribution fees	3,034	368	3,402
NJ filing fees	1,490	—	1,490
Insurance fees	3,312	3,312	6,624
Listing and calculation agent fees	3,496	3,496	6,992
Marketing fees	7,544	7,544	15,088
Trustee fees	1,288	1,288	2,576
Printing and postage fees	9,510	7,184	16,694
Wholesale support fees	40,276	9,254	49,530
Miscellaneous fees	2,678	1,280	3,958
Total Expenses	927,620	264,964	1,192,584
Less: Waiver of CTA fee	(7,248)	(16,525)	(23,773)
Less: Expenses absorbed by Sponsor	—	(190,711)	(190,711)
Net Expenses	920,372	57,728	978,100
Net Investment Loss	(209,124)	(20,158)	(229,282)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain on
Futures contracts	27,482,465	1,605,969	29,088,434

Change in Unrealized Gain (Loss) on
Futures contracts	213,445	(318,777)	(105,332)
Net realized and unrealized gain (loss)	27,695,910	1,287,192	28,983,102
Net Income	$27,486,786	$1,267,034	$28,753,820

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Six Months Ended December 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$473,381	$45,020	$518,401

Expenses
Sponsor fee	63,015	25,206	88,221
CTA fee	191,224	17,399	208,623
Audit fees	42,155	26,129	68,284
Tax preparation fees	153,187	4,573	157,760
Admin/accounting/custodian/transfer agent fees	32,080	30,185	62,265
Legal fees	31,715	31,690	63,405
Chief Compliance Officer fees	12,512	12,513	25,025
Principal Financial Officer fees	12,512	12,513	25,025
Regulatory reporting fees	12,512	12,513	25,025
Brokerage commission fees	168,344	18,739	187,083
Distribution fees	9,076	2,932	12,008
NJ Filing fees	48,760	1,840	50,600
Insurance fees	3,209	3,209	6,418
Listing and calculation agent fees	3,724	3,724	7,448
Marketing fees	7,544	7,544	15,088
Trustee fees	1,288	1,288	2,576
Printing and postage fees	24,766	7,728	32,494
Wholesale support fees	28,338	9,344	37,682
Miscellaneous fees	1,647	1,647	3,294
Total Expenses	847,608	230,716	1,078,324
Less: Waiver of CTA fee	(168,344)	(26,129)	(194,473)
Less: Expenses absorbed by Sponsor	(49,343)	(143,851)	(193,194)
Net Expenses	629,921	60,736	690,657
Net Investment Loss	(156,540)	(15,716)	(172,256)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	(14,038,246)	(1,021,428)	(15,059,674)

Change in Unrealized Gain (Loss) on
Investments and futures contracts	(1,513,760)	(68,970)	(1,582,730)
Net realized and unrealized gain (loss)	(15,552,006)	(1,090,398)	(16,642,404)
Net Income (Loss)	$(15,708,546)	$(1,106,114)	$(16,814,660)

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Three Months Ended December 31, 2025 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$38,451,594	$1,831,951	$40,283,545

Increase (decrease) in Net Assets from share transactions
Addition of -0- and 125,000 shares, respectively	-	2,491,248	2,491,248
Redemption of 1,250,000 and 150,000 shares, respectively	(10,777,958)	(3,145,810)	(13,923,768)
Net increase (decrease) in Net Assets from share transactions	(10,777,958)	(654,562)	(11,432,520)

Increase (decrease) in Net Assets from operations
Net investment loss	(122,278)	(12,604)	(134,882)
Net realized gain	5,395,507	1,300,488	6,695,995
Change in net unrealized gain (loss)	276,975	(535,874)	(258,899)
Net Increase (decrease) in Net Assets from operations	5,550,204	752,010	6,302,214

Net Assets at End of Period	$33,223,840	$1,929,399	$35,153,239

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Three Months Ended December 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$24,374,853	$2,970,722	$27,345,575

Increase (decrease) in Net Assets from share transactions
Addition of 3,300,000 and -0- shares, respectively	22,040,013	-	22,040,013
Redemption of 425,000 and 75,000 shares, respectively	(3,808,987)	(964,090)	(4,773,077)
Net increase (decrease) in Net Assets from share transactions	18,231,026	(964,090)	17,266,936

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(98,876)	(7,172)	(106,048)
Net realized gain (loss)	(9,194,227)	(728,787)	(9,923,014)
Change in net unrealized gain (loss)	(2,196,210)	(34,492)	(2,230,702)
Net Increase (decrease) in Net Assets from operations	(11,489,313)	(770,451)	(12,259,764)

Net Assets at End of Period	$31,116,566	$1,236,181	$32,352,747

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Six Months Ended December 31, 2025 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$65,816,264	$1,329,995	$67,146,259

Increase (decrease) in Net Assets from share transactions
Addition of 1,650,000 and 150,000 shares, respectively	13,258,118	2,767,068	16,025,186
Redemption of 9,550,000 and 175,000 shares, respectively	(73,337,328)	(3,434,698)	(76,772,026)
Net increase (decrease) in Net Assets from share transactions	(60,079,210)	(667,630)	(60,746,840)

Increase (decrease) in Net Assets from operations
Net investment gain (loss)	(209,124)	(20,158)	(229,282)
Net realized gain (loss)	27,482,465	1,605,969	29,088,434
Change in net unrealized gain (loss)	213,445	(318,777)	(105,332)
Net Increase (decrease) in Net Assets from operations	27,486,786	1,267,034	28,753,820

Net Assets at End of Period	$33,223,840	$1,929,399	$35,153,239

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Six Months Ended December 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$39,113,154	$2,087,817	$41,200,971

Increase (decrease) in Net Assets from share transactions
Addition of 3,300,000 and 75,000 shares, respectively	22,040,013	1,218,568	23,258,581
Redemption of 1,375,000 and 75,000 shares, respectively	(14,328,055)	(964,090)	(15,292,145)
Net Increase (decrease) in Net Assets from share transactions	7,711,958	254,478	7,966,436

Increase (decrease) in Net Assets from operations
Net investment gain (loss)	(156,540)	(15,716)	(172,256)
Net realized gain (loss)	(14,038,246)	(1,021,428)	(15,059,674)
Change in net unrealized gain (loss)	(1,513,760)	(68,970)	(1,582,730)
Net Increase (decrease) in Net Assets from operations	(15,708,546)	(1,106,114)	(16,814,660)

Net Assets at End of Period	$31,116,566	1,236,181	$32,352,747

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Cash Flows

Six Months Ended December 31, 2024 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net loss	$(15,708,546)	$(1,106,114)	$(16,814,660)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Sale (Purchase) of investments, net	(11,489,595)	509,012	(10,980,583)
Change in net unrealized loss (gain) on futures	1,513,760	68,970	1,582,730
Change in operating assets and liabilities:
Decrease (increase) in interest receivable	33,211	(5)	33,206
Decrease (increase) in due from sponsor	-	(1,792)	(1,792)
Increase (decrease) in due to sponsor	(26,708)	-	(26,708)
Increase (decrease) in other accrued expenses	188,126	6,853	194,979
Net cash provided by (used in) operating activities	(25,489,752)	(523,076)	(26,012,828)
Cash flows from financing activities
Proceeds from sale of shares	22,040,013	1,218,568	23,258,581
Paid on redemption of shares	(14,328,055)	(964,090)	(15,292,145)
Net cash provided by (used in) financing activities	7,711,958	254,478	7,966,436
Net increase (decrease) in cash and restricted cash	(17,777,794)	(268,598)	(18,046,392)
Cash and restricted cash, beginning of year	31,739,612	1,243,877	32,983,489
Cash and restricted cash, end of year	$13,961,818	$975,279	$14,937,097

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	13,961,818	975,279	14,937,097
Total cash and restricted cash as shown on the statement of cash flows	$13,961,818	$975,279	$14,937,097

See accompanying notes to unaudited interim combined financial statements.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

(1) Organization

Amplify Commodity Trust (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. Effective after the close of trading on February 14, 2024, ETF Managers Capital LLC, as the prior sponsor and commodity pool operator (the “Former Sponsor”) of the Trust, entered into an agreement (the “Transfer Agreement”) to resign as Sponsor to the Trust and transfer its role as the Trust’s sponsor to Amplify Investments LLC (“the Sponsor.”) Under the terms of the Transfer Agreement, the Former Sponsor no longer has any involvement in the operations, management or marketing of the Fund. In connection with this change of Sponsor, Trust changed its name from the ETF Managers Group Commodity Trust I to the Amplify Commodity Trust. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently consists of two separate series. BREAKWAVE DRY BULK SHIPPING ETF (“BDRY”), is the first series of the Trust and is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The second series of the Trust, BREAKWAVE TANKER SHIPPING ETF (“BWET”), each a “Fund” and together with BDRY, the “Funds”), is also a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The Funds are managed and controlled by the Sponsor, a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Trading Association (“NFA”). Breakwave Advisors, LLC (“Breakwave”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as the Funds’ commodity trading advisor.

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

December 31, 2025 (unaudited)

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

BWET’s investment objective is to provide investors with exposure to the daily change in the price of crude oil tanker freight futures, before expenses and liabilities of the Fund, by tracking the performance of a portfolio (the “BWET Benchmark Portfolio”) mainly consisting of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure prices for shipping crude oil (“Freight Futures”). Freight Futures reflect market expectations for the future cost of transporting crude oil. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for crude oil in a specific size category of cargo ship and for a specific route. The two Reference Indexes are as follows:

●	The TD3C Index: Middle East Gulf to China, 270,000mt cargo (Very Large Crude Carrier or VLCC tankers) and;

●	The TD20 Index: West Africa to Europe, 130,000mt cargo (Suezmax Tankers)

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

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

Effective for the three and six months ended December 31, 2025, the Trust has elected to discontinue the presentation of the Statement of Cash Flows. This change is in accordance with the guidance under FASB ASC 230, which exempts certain investment companies from presenting a Statement of Cash flows when specific criteria are met. The Trust noted that as of and for the period ended December 31, 2025, these criteria were met where substantially all investments were highly liquid in Level 1 or Level 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Trust carried no debt, and the combined statements of changes in net assets is presented.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

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

The accompanying combined interim financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. These interim financial statements should be read in conjunction with the Fund’s annual report on Form 10-K for the year ended June 30, 2025, BDRY’s prospectus dated February 14, 2025 (the “BDRY Prospectus,”), and BWET’s prospectus dated February 14, 2025 (the “BWET Prospectus”). Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three and six months ended December 31, 2025 and 2024 was at 4:00 p.m. Eastern Time on December 31, 2025 and December 31, 2024, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three and six months ended December 31, 2025 and December 31, 2024.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at December 31, 2025 and December 31, 2024.

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

December 31, 2025 (unaudited)

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

The following tables summarize BDRY’s valuation of investments at December 31, 2025 and at June 30, 2025 using the fair value hierarchy:

	December 31, 2025
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$1,080,044	$(648,045)	$431,999

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2025
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$44,760,073	$(861,490)	$43,898,583

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three and six months ended December 31, 2025 and the year ended June 30, 2025, BDRY recognized no transfers from Level I, Level II or Level III.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

(g) Financial Instruments and Fair Value - Continued

The following tables summarize BWET’s valuation of investments at December 31, 2025 and at June 30, 2025 using the fair value hierarchy:

	December 31, 2025
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$812,976	$(379,680)	$433,296

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2025
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$544,616	$(60,903)	$483,713

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three and six months ended December 31, 2025 and the year ended June 30, 2025, BWET recognized no transfers from Level I, Level II or Level III.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at December 31, 2025. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

December 31, 2025 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

(j) New Accounting Pronouncements - Continued

Neither the Trust nor the Funds have executive officers. Pursuant to the terms of the Trust Agreements for the Funds, the Fund’s affairs are managed by the Sponsor. The business and affairs of the Sponsor are managed by its chief executive officer, Christian Magoon.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the Sponsor: Christian W. Magoon, Bradley H. Bailey, David F. Wilding, Edward H. Keiley III, and William Belden III. These individuals are principals due to their positions; however, Mr. Magoon is also a principal due to his controlling stake in Amplify. Amplify was also listed as a principal of the Sponsor, due to its controlling stake, on June 14, 2023.

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

All open derivative positions at December 31, 2025 and at June 30, 2025, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

Average Derivative Volume, for the six months ended December 31, 2025

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	1,027	$17,014,104
Breakwave Tanker Shipping ETF	67	$1,107,934
Amplify Commodity Trust (combined)	1,094	$18,122,038

Average Derivative Volume, for the period ended June 30, 2025

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	1,233	$16,859,719
Breakwave Tanker Shipping ETF	52	$710,033
Amplify Commodity Trust (combined)	1,285	$17,569,752

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of December 31, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Unrealized appreciation on futures contracts	$1,579,390	Unrealized depreciation on futures contracts	$2,227,435	$648,045

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Unrealized appreciation on futures contracts	$1,932,930	Unrealized depreciation on futures contracts	$2,794,420	$861,490

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2025

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$5,395,507	$276,975

The futures contracts open at December 31, 2025 are indicative of the activity for the three months ended December 31, 2025.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2024 (Unaudited)

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

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2025

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$27,482,465	$213,445

The futures contracts open at December 31, 2025 are indicative of the activity for the six months ended December 31, 2025.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2024

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(14,038,246)	$(1,513,760)

The futures contracts open at December 31, 2024 are indicative of the activity for the six months ended December 31, 2024.

 BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of December 31, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Crude Oil Tanker Index Rates Market Risk	Unrealized appreciation on futures contracts	$8,920	Unrealized depreciation on futures contracts	$388,600	$379,680

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Crude Oil Tanker Index Rates Market Risk	Unrealized appreciation on futures contracts	$4,464	Unrealized depreciation on futures contracts	$65,367	$60,903

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2025

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$1,300,488	$(535,874)

The futures contracts open at December 31, 2025 are indicative of the activity for the three months ended December 31, 2025.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended December 31, 2024 (Unaudited)

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2025

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$1,605,969	$(318,777)

The futures contracts open at December 31, 2025 are indicative of the activity for the six months ended December 31, 2025.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Six Months Ended December 31, 2024 (Unaudited)

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

December 31, 2025 (unaudited)

(4) Agreements

(a) Management Fee

Each Fund pays the Sponsor a sponsor fee (the “Sponsor Fee”) in consideration of the Sponsor’s advisory services to the Funds. Additionally, each Fund pays the commodity trading advisor a license and service fee (the “CTA fee”).

BDRY pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.15% of its average daily net assets, or $125,000. BDRY also pays an annual fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BDRY such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BDRY’s average daily net assets through December 31, 2026 (the “BDRY Expense Cap,”). The assumption of expenses by the Sponsor and waiver of BDRY’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $7,248 and $82,348, for the three months ended December 31, 2025 and 2024, respectively, and $7,248 and $168,344 for the six months ended December 31, 2025 and 2024, respectively as disclosed in the Combined Statements of Operations. Effective September 1, 2022 Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At December 31, 2025, BDRY is subject to potential future repayments of $7,248 to Breakwave. The potential future repayments expire during the years ending June 30, 2027, 2028, and 2029 in the amounts of $0, $0 and $7,248, respectively.

BWET pays the Sponsor an annual Sponsor Fee, monthly in arrears, in an amount calculated as the greater of 0.30% of its average daily net assets, or $50,000. BWET also pays an annual CTA license and service fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BWET’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BWET such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BWET’s average daily net assets through December 31, 2026 (the “BWET Expense Cap”). The assumption of expenses by the Sponsor and waiver of BWET’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BWET’s CTA fees, pursuant to the undertaking, amounted to $10,388 and $7,206 for the three months ended December 31, 2025 and 2024, respectively, and $16,525 and $26,129 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At December 31, 2025, BWET is subject to potential future repayments of $1,011,137 to Breakwave. The potential future repayments expire during the years ending June 30, 2026, 2027, 2028, and 2029 in the amounts of $85,023, $329,534, $389,344, and $207,236, respectively.

The Funds currently accrue their daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of BDRY, expenses recouped of $- and $42,970 for the three months ended December 31, 2025 and 2024, respectively, and $- and $49,343 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

In the case of BWET, expenses absorbed by the Sponsor aggregated $102,033 and $78,746 for the three months ended December 31, 2025 and 2024, respectively, and $190,711 and $143,851 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

December 31, 2025 (unaudited)

(4) Agreements - Continued

(b) The Administrator, Custodian, Fund Accountant and Transfer Agent - Continued

Each Fund has agreed to pay U.S. Bank 0.05% of average assets under management (AUM), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $16,232 and $15,991 for the three months ended December 31, 2025 and 2024, respectively, and $32,424 and $32,080 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET paid U.S. Bank $15,824 and $14,515 for the three months ended December 31, 2025 and 2024, respectively, and $31,648 and $30,185 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

BDRY incurred $1,562 and $5,139 in distribution and related administrative services for the three months ended December 31, 2025 and 2024, respectively, and $3,034 and $9,076 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $184 and $1,099 in distribution and related administrative services for the three months ended December 31, 2025 and 2024, respectively, and $368 and $2,932 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BWET pays the Sponsor an annual fee for wholesale support services of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly.

BDRY incurred $17,932 and $13,072 in wholesale support fees for the three months ended December 31, 2025 and 2024, respectively, and $40,276 and $28,338 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $4,847 and $4,517 in wholesale support fees for the three months ended December 31, 2025 and 2024, respectively, and $9,254 and $9,344 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% for BDRY and 1.35% for BWET (excluding the impact on each Fund of creation and/or redemption activity) of the net asset value of BDRY and BWET, respectively, for execution and clearing services on behalf of the Funds, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $81,638 and $99,067 in brokerage commissions and fees for the three months ended December 31, 2025 and 2024, respectively, and $215,005 and $168,344 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $12,194 and $8,369 in brokerage commissions and fees for the three months ended December 31, 2025 and 2024, respectively, and $17,839 and $18,739 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statement of Operations.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

(4) Agreements - Continued

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Funds. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $644 and $644 in trustee fees for the three months ended December 31, 2025 and 2024, respectively, and $1,288 and $1,288 for the six months ended December 31, 2025 and 2024, respectively, which is included in Trustees Fees in the Combined Statements of Operations. BWET incurred $644 and $644 in trustee fees for the three months ended December 31, 2025 and 2024, respectively, and $1,288 and $1,288 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statement of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, if any, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $423,099 and $423,159 for the three months ended December 31, 2025 and 2024, respectively, and $927,620 and $847,608 for the six months ended December 31, 2025 and 2024, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $7,248 and $82,348, for the three months ended December 31, 2025 and 2024, respectively, and $7,248 and $168,344 for the six months ended December 31, 2025 and 2024, respectively.

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $- and $42,970, for the three months ended December 31, 2025 and 2024, respectively, and $- and $49,343 for the six months ended December 31, 2025 and 2024, respectively.

The Sponsor, in accordance with the BWET Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BWET by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BWET in excess of 3.50% (excluding brokerage commissions and interest expense) of BWET’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BWET incurred $149,692 and $111,714 for the three months ended December 31, 2025 and 2024, respectively, and $264,964 and $230,716 for the six months ended December 31, 2025 and 2024, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BWET by Breakwave was $10,388 and $7,206 for the three months ended December 31, 2025 and 2024, respectively, and $16,525 and $26,129 for the six months ended December 31, 2025 and 2024, respectively.

In addition, the assumption of Fund expenses above the BWET Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to expenses reimbursed of $102,033 and $78,746 for the three months ended December 31, 2025 and 2024, respectively, and $190,711 and $143,851 for the six months ended December 31, 2025 and 2024, respectively.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

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

(h) Extraordinary Fees and Expenses

The Funds will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended December 31, 2025 and 2024, respectively, BDRY did not incur such expenses. For the three and six months ended December 31, 2025 and 2024, respectively, BWET did not incur such expenses.

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

b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2025

	Shares	Net Assets Increase
Shares Sold	-	$-
Shares Redeemed	(1,250,000)	(10,777,958)
Net Decrease	(1,250,000)	$(10,777,958)

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2024 (Unaudited)

	Shares	Net Assets Decrease
Shares Sold	3,300,000	$22,040,013
Shares Redeemed	(425,000)	(3,808,987)
Net Increase	2,875,000	$18,231,026

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

(5) Creations and Redemptions - Continued

b) Share Transactions – Continued

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Six Months Ended December 31, 2025

	Shares	Net Assets Increase
Shares Sold	1,650,000	$13,258,118
Shares Redeemed	(9,550,000)	(73,337,328)
Net Decrease	(7,900,000)	$(60,079,210)

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Six Months Ended December 31, 2024 (Unaudited)

	Shares	Net Assets Decrease
Shares Sold	3,300,000	$22,040,013
Shares Redeemed	(1,375,000)	(14,328,055)
Net Increase	1,925,000	$7,711,958

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2025

	Shares	Net Assets Increase
Shares Sold	125,000	$2,491,248
Shares Redeemed	(150,000)	(3,145,810)
Net Decrease	(25,000)	$(654,562)

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended December 31, 2024 (Unaudited)

	Shares	Net Assets Increase
Shares Sold	-	$-
Shares Redeemed	(75,000)	(964,090)
Net Increase	(75,000)	$(964,090)

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Six Months Ended December 31, 2025

	Shares	Net Assets Increase
Shares Sold	150,000	$2,767,068
Shares Redeemed	(175,000)	(3,434,698)
Net Increase	(25,000)	$(667,630)

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

(5) Creations and Redemptions - Continued

b) Share Transactions – Continued

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Six Months Ended December 31, 2024 (Unaudited)

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

December 31, 2025 (unaudited)

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

The recent conflict between the US and Venezuela and the associated disruption in oil flows is having a significant impact on tanker demand. In addition, as the US has recently been seizing vessels linked to Venezuela, there has been additional disruptions and tonnage substitutions, which further restricts available tonnage for oil transportation. The situation is ongoing, and if it escalates further it could lead to much higher freight rates. On the other hand, any resolution could lead to increased vessel supply as sanctioned tonnage reenters the market and thus much lower freight rates. The recent announcements of tariffs on import goods by the US as well as corresponding increase in tariffs by other countries can have a meaningful negative impact on trade volumes, which could have a material adverse impact on shipping rates. As tariffs lead to less imports and exports, demand for transportation could potentially decrease leading to lower shipping rates. Such negative impact could affect both dry bulk and tanker rates alike. The impact of the implementation of higher tariffs around the globe on dry bulk shipping and tanker shipping will be negative, all else equal, leading to lower spot rates and as a result lower freight futures prices and a decline in the value of BDRY as well as BWET.

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

(6) Risk - Continued

(c) Natural Disaster/Epidemic Risk

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks previously mentioned, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Funds and their investments. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors can cause substantial market volatility. exchange trading suspensions and closures can impact on the ability of the Funds to complete redemptions and otherwise affect each Fund’s performance and the Funds’ trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or reoccur cannot be predicted. Impacts from these events could have significant impact on the Funds’ performance, resulting in losses to the Funds.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of December 31, 2025, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three and six months ended December 31, 2025 and 2024, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

(10) Net Asset Value and Financial Highlights - Continued

	BREAKWAVE DRY BULK		BREAKWAVE TANKER
	SHIPPING ETF		SHIPPING ETF
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2025	2024	2025	2024

Net Asset Value
Net asset value per Share, beginning of period	$7.61	$10.71	$14.64	$14.85
Net investment loss*	(0.03)	(0.03)	(0.09)	(0.05)
Net realized and unrealized gain (loss)	1.16	(4.64)	4.72	(4.92)
Net Income (Loss)	1.13	(4.67)	4.63	(4.97)
Net Asset Value per Share, end of period	$8.74	$6.04	$19.27	$9.88
Market Value per Share, end of period	$8.77	$6.08	$19.26	$9.82
Ratios to Average Net Assets**
Expense Ratio	4.31%	5.24%	5.20%	5.18%
Expense Ratio**** before Waiver/Assumption	4.38%	7.45%	20.89%	22.48%
Net Investment Loss after waiver	(1.27)%	(1.74)%	(1.76)%	(1.44)%
Total Return, at Net Asset Value***	14.81%	(43.62)%	31.63%	(33.44)%
Total Return, at Market Value***	16.78%	(43.39)%	30.65%	(33.46)%

*	Calculated based on average shares outstanding during the period.

**	Percentages are annualized

***	Percentages are not annualized

****	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

December 31, 2025 (unaudited)

(10) Net Asset Value and Financial Highlights - Continued

	BREAKWAVE DRY BULK			BREAKWAVE TANKER
	SHIPPING ETF			SHIPPING ETF
	For the Six Months Ended December 31,			For the Six Months Ended December 31,
	2025		2024	2025	2024

Net Asset Value
Net asset value per Share, beginning of period	$5.63		$12.13	$10.63	$16.69
Net investment loss*	(0.04)		(0.05)	(0.14)	(0.10)
Net realized and unrealized gain (loss)	3.15	*****	(6.04)	8.78	(6.71)
Net Income (Loss)	3.11		(6.09)	8.64	(6.81)
Net Asset Value per Share, end of period	$8.74		$6.04	$19.27	$9.88
Market Value per Share, end of period	$8.77		$6.08	$19.26	$9.82
Ratios to Average Net Assets**
Expense Ratio	3.99%		4.78%	5.07%	5.06%
Expense Ratio**** before Waiver/Assumption	4.02%		6.43%	23.25%	19.23%
Net Investment Loss after waiver	(0.91)%		(1.19)%	(1.77)%	(1.31)%
Total Return, at Net Asset Value***	55.42%		(50.18)%	81.25%	(40.79)%
Total Return, at Market Value***	58.02%		(50.33)%	80.97%	(41.52)%

*	Calculated based on average shares outstanding during the period.

**	Percentages are annualized

***	Percentages are not annualized

****	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any

*****	Realized and unrealized gains and losses per shares in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with aggregate gains and losses in the Combined Statement of Operations due to share transactions for the period.

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

The BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave, which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Dry Freight Futures, which are a three month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 10TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of December 31, 2025 include:

Name	Ticker	Market Value USD
Capesize 5TC 180kt FFA Timecharter Average M Jan 26	C5TCM V26 INDEX	$5,726,340
Capesize 5TC FFA 180kt Timecharter Average M Feb 26	C5TCM X26 INDEX	$4,776,590
Capesize 5TC FFA 180kt Timecharter Average M Mar 26	C5TCM Z26 INDEX	$5,912,810
Panamax 4TC FFA 74kt Timecharter Average M Jan 26	P4TCM V26 INDEX	$4,034,080
Panamax 4TC FFA 74kt Timecharter Average M Feb 26	P4TCM X26 INDEX	$4,035,600
Panamax 4TC FFA 74kt Timecharter Average M Mar 26	P4TCM Z26 INDEX	$5,065,780
Supramax 58 TC FFA 58kt Timecharter Average M Jan 26	S58FM V26 INDEX	$1,053,170
Supramax 58 TC FFA 58kt Timecharter Average M Feb 26	S58FM X26 INDEX	$995,125
Supramax 58 TC FFA 58kt Timecharter Average M Mar 26	S58FM Z26 INDEX	$1,241,460

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

The BWET Benchmark Portfolio

The BWET Benchmark Portfolio is maintained by Breakwave, which also serves as BWET’s CTA. The BWET Benchmark Portfolio consists of the Oil Freight Futures, which are a three month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping crude oil. Each Reference Index is published each United Kingdom business day by the Baltic Exchange and measures the charter rate for shipping crude oil in a specific size category of cargo ship and for a specific route – TD3C or TD20. The two Reference Indexes are as follows:

●	TD3C: the TD3C Index; and

●	TD20: the TD20 Index.

The Oil Freight Futures currently constituting the BWET Benchmark Portfolio as of December 31, 2025 include:

Name	Ticker	Market Value USD
TD3C FFA 270kt Middle East Gulf to China USD/MT M Jan 26	DD20M V25 INDEX	$855,360
TD3C FFA 270kt Middle East Gulf to China USD/MT M Feb 26	DD20M X25 INDEX	$750,000
TD3C FFA 270kt Middle East Gulf to China USD/MT M Mar 26	DD3CM Z25 INDEX	$752,200
TD20 FFA 130kt West Africa to Continent USD/MT M Jan 26	DD20M F26 INDEX	$97,035
TD20 FFA 130kt West Africa to Continent USD/MT M Feb 26	DD20M F26 INDEX	$89,885
TD20 FFA 130kt West Africa to Continent USD/MT M Mar 26	DD20M F26 INDEX	$86,340

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

The BWET Benchmark Portfolio will maintain long only positions in Oil Freight Futures. The BWET Benchmark Portfolio will include a combination of TD3C and TD20 Oil Freight Futures. More specifically, the BWET Benchmark Portfolio will include 90% exposure in TD3C Oil Freight Futures contracts and 10% exposure in TD20 Oil Freight Futures contracts. The BWET Benchmark Portfolio will not include and BWET will not invest in swaps, non cleared crude oil freight forwards or other over the counter derivative instruments that are not cleared through exchanges or clearing houses. BWET may hold exchange traded options on Oil Freight Futures. The BWET Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually. The Oil Freight Futures currently constituting the BWET Benchmark Portfolio, as well as the daily holdings of BWET will be available on BWETS’s website at www.tankeretf.com.

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

The Sponsor

Amplify Investments LLC is the sponsor of the Trust and the Funds. The Sponsor is a Delaware limited liability company, formed on October 2, 2014. The principal office is located at 3333 Warrenville Road, Suite 350, Lisle, IL 60532. The Sponsor registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) on October 3, 2023, and became a member of the National Futures Association (“NFA”) on October 25, 2023. The Trust and the Funds operate pursuant to the Trust Agreement. The Sponsor is a wholly owned subsidiary of Amplify Holding Company LLC, a limited liability company domiciled and headquartered in Illinois.

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

Breakwave Dry Bulk Shipping ETF

During the three months ended December 31, 2025, dry bulk spot rates remained relatively flat, absent a short-term spike during the month of December, with the benchmark Baltic Dry Index averaging about 9% higher versus the previous period.

Strong demand for iron ore transportation combined with solid bauxite volumes out of West Africa continue to be the main reasons for the strong performance, while robust seasonality also aided spot rates.

During the three months ended December 31, 2025, iron ore trade volumes from Brazil to China remained particularly strong, while some new export volumes out of West Africa because of the brand new Simandou mine project in Guinea also added to the positive sentiment. As a result, portside inventories of iron ore increased sharply. The Chinese economy continues to grow at relatively weak rates versus recent years while the domestic real estate market remains subdued due to limited demand for new construction and thus demand for steel products. Iron ore prices remained rangebound to approximately $100/ton during the period due to the beforementioned demand. Coal volumes have declined versus last year, while coal prices remained weak versus recent past, because of a slower pace in growth from China and India.

As we enter the seasonally weak first quarter, trade tensions remain high and the outlook is uncertain. Furthermore, high portside iron ore inventories remain a headwind for any significant growth in iron ore trade. A lot of uncertainty remains around trade policies, geopolitics and the effect on trade, and thus the risk of adverse impact on shipping remains elevated.

The dry bulk orderbook continues to increase throughout the period from relatively low levels, currently standing at approximately 12% of the global fleet, as period rates remained elevated, incentivizing owners to place new orders.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended December 31, 2025.

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

The per Share market value of BDRY and its NAV tracked closely for the six months ended December 31, 2025.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended December 31, 2025 and 2024, and the six months ended December 31, 2025 and 2024.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

Fund Share Price Performance

During the three months ended December 31, 2025, the NYSE Arca market value of each Share increased 16.78% from $7.55 per Share, representing the closing price on September 30, 2025, to $8.77 per Share, representing the closing price on December 31, 2025. The Share price high and low for the three months ended December 31, 2025 and related change from the closing Share price on September 30, 2025 were as follows: Shares traded from a high of $9.34 per share (+24.37%) on December 1, 2025 to a low of $7.58 per share (+0.93%) on October 1, 2025.

Fund Share Net Asset Performance

For the three months ended December 31, 2025, the net asset value of each Share increased (+14.81) from $7.61 per Share to $8.74 per Share. Gains in the futures contracts in addition to an overall net investment loss resulting in the overall increase in the NAV per Share during the three months ended December 31, 2025.

Net income for the three months ended December 31, 2025, was $5,550,204, resulting from net realized gains on futures contracts of $5,395,507, unrealized gains on futures contracts of $276,975 and the net investment loss of ($122,278).

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

Fund Share Price Performance

During the three months ended December 31, 2024, the NYSE Arca market value of each Share decreased (43.39%) from $10.74 per Share, representing the closing price on September 30, 2024, to $6.08 per Share, representing the closing price on December 31, 2024. The Share price high and low for the three months ended December 31,2024 and related change from the closing Share price on September 30, 2024 were as follows: Shares traded from a high of $10.35 per share (-3.63%) on October 3, 2024to a low of $5.71 per share (-46.83%) on December 11, 2024.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025

Fund Share Price Performance

During the six months ended December 31, 2025, the NYSE Arca market value of each Share increased 58.02% from $5.55 per Share, representing the closing price on June 30, 2025, to $8.77 per Share, representing the closing price on December 31, 2025. The Share price high and low for the six months ended December 31, 2025 and related change from the closing Share price on September 30, 2025 were as follows: Shares traded from a high of $9.34 per share (+68.29%) on December 1, 2025 to a low of $5.63 per share (1.44%) on July 1, 2025.

Fund Share Net Asset Performance

For the six months ended December 31, 2025, the net asset value of each Share increased (+55.42%) from $5.63 per Share to $8.74 per Share. Gains in the futures contracts in addition to an overall net investment loss resulting in the overall increase in the NAV per Share during the six months ended December 31, 2025.

Net income for the six months ended December 31, 2025, was $27,486,786, resulting from net realized gains on futures contracts of $27,482,465, unrealized gains on futures contracts of 213,445 and the net investment loss of ($209,124).

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024

Fund Share Price Performance

During the six months ended December 31, 2024, the NYSE Arca market value of each Share decreased (50.33%) from $12.24 per Share, representing the closing price on June 30, 2024, to $6.08 per Share, representing the closing price on December 31, 2024. The Share price high and low for the six months ended December 31, 2024and related change from the closing Share price on June 30, 2024 were as follows: Shares traded from a high of $12.50 per share (+2.12%) on July 1, 2024 to a low of$5.71 per share (-53.35%) on December 11, 2024.

Fund Share Net Asset Performance

For the six months ended December 31, 2024, the net asset value of each Share decreased (50.19%) from $12.13 per Share to $6.04 per Share. Losses in the investments and futures contracts in addition to an overall net investment loss resulting in the overall decrease in the NAV per Share during the six months ended December 31, 2024.

Net loss for the six months ended December 31, 2024, was ($15,708,546), resulting from net realized losses on investments and futures contracts of ($14,038,246),unrealized losses on futures contracts of ($1,513,760) and the net investment loss of ($156,540).

Breakwave Tanker Shipping ETF

During the three months ended December 31, 2025, crude tanker spot rates increased, with average spot rates for Very Large Crude Carriers (VLCC) improving by about 60% during the period. Spot rates continued to increase following the trend of the previous quarter, this time also aided by strong seasonality, reaching the highest level in at least five years.

Geopolitical turmoil continues to have a material impact on global shipping. The recent disruption caused by the US-Venezuela conflict is reshaping shipping routes and is causing significant reshuffling of oil trade especially as it relates to larger tankers. In addition, with the US-Iran relationship showing considerable stress, and with a potential conflict increasingly likely, vessels are commanding significant premiums, pushing spot rates much higher in the process. Volatility has increased and the price range of both spot rates as well as the freight futures market has expanded.

China remains the principal source of demand growth for crude oil, and consequently for crude tanker demand. Nonetheless, slower oil import growth and weaker domestic demand in China pose material downside risks to tanker rates. The Chinese economy has slowed, and although import activity has shown relative stability, crude oil imports declined in 2024 and showed only a small increase in 2025. Yet, most of the increase reflects inventory builds and not real demand.

Looking ahead, OPEC+ has gradually increased supply, which has supported spot VLCC rates. This trend is likely to persist, and a sizable volume of oil remains available on the world market, boosting fleet utilization. While underlying Chinese demand appears structurally and cyclically weak, substantial crude stockpiling in the domestic market might continue, given the recent announcements of additional storage facilities being built in China. Such a trend is a positive factor for tankers.

The crude tanker orderbook for the next few years is now closer to historical averages, with few new vessel deliveries during the next year. However, looking further out, there could be sizable fleet supply increases.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the three months ended December 31, 2025.

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

The per Share market value of BWET and its NAV tracked closely for the six months ended December 31, 2025.

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

The graphs above compare the return of BWET with the benchmark portfolio returns for the three months ended December 31, 2025 and 2024, and the six months ended December 31, 2025 and 2024.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

Fund Share Price Performance

During the three months ended December 31, 2025, the NYSE Arca market value of each Share increased (+30.65%) from $14.75 per Share, representing the closing price on September 30, 2025, to $19.26 per Share, representing the closing price on December 31, 2025. The Share price high and low for the three months ended December 31, 2025 and related change from the closing Share price on September 30, 2025 were as follows: Shares traded from a high of $26.32 per Share (+78.44%) on December 15, 2025 to a low of $13.58 per Share (-7.93%) on October 1, 2025.

Fund Share Net Asset Performance

For the three months ended December 31, 2025 the net asset value of each Share increased (+31.63%) from $14.64 per Share to $19.27 per Share. Gains in the futures contracts in addition to an overall net investment loss resulting in the overall increase in the NAV per Share during the three months ended December 31, 2025.

Net income for the three months ended December 31, 2025, was $752,010, resulting from net realized gains on futures contracts of $1,300,488, net unrealized losses on futures contracts of ($535,874), and the net investment loss of ($12,604).

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

Fund Share Price Performance

During the three months ended December 31, 2024, the NYSE Arca market value of each Share decreased (33.48%) from $14.76 per Share, representing the closing price on September 30, 2024, to $9.82 per Share, representing the closing price on December 31, 2024. The Share price high and low for the three months ended December 31,2024 and related change from the closing Share price on September 30, 2024 were as follows: Shares traded from a high of $16.36 per Share (+10.84%) on October 4,2024 to a low of $9.57 per Share (-35.16%) on December 11, 2024.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025

Fund Share Price Performance

During the six months ended December 31, 2025, the NYSE Arca market value of each Share increased (+80.97%) from $10.64 per Share, representing the closing price on June 30, 2025, to $19.26 per Share, representing the closing price on December 31, 2025. The Share price high and low for the six months ended December 31, 2025 and related change from the closing Share price on June 30, 2025 were as follows: Shares traded from a high of $26.32 per Share (+147.37%) on December 15, 2025 to a low of $10.26 per Share (-3.57%) on July 2, 2025.

Fund Share Net Asset Performance

For the six months ended December 31, 2025 the net asset value of each Share increased (+81.25) from $10.63 per Share to $19.27 per Share. Gains in the futures contracts in addition to an overall net investment loss resulting in the overall increase in the NAV per Share during the six months ended December 31, 2025.

Net income for the six months ended December 31, 2025, was $1,267,034, resulting from net realized gains on futures contracts of $1,605,969, net unrealized losses on futures contracts of ($318,777), and the net investment loss of ($20,158).

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024

Fund Share Price Performance

During the six months ended December 31, 2024, the NYSE Arca market value of each Share decreased (41.52%) from $16.79 per Share, representing the closing price on June 30, 2024, to $9.82 per Share, representing the closing price on December 31, 2024. The Share price high and low for the six months ended December 31, 2024 and related change from the closing Share price on June 30, 2024 were as follows: Shares traded from a high of $16.82 per Share (+0.18%) on July 22, 2024 to a low of$9.57 per Share (-43.00%) on December 11, 2024.

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and its investments in collateralizing Treasury Securities, if any. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Funds are paid to the Funds. BDRY earned $293,573 and $198,965, respectively, in interest income during the three months ended December 31, 2025 and 2024, and $711,248 and $473,381, respectively, in interest income during the six months ended December 31, 2025 and 2024. BWET earned $24,667 and $18,590, respectively, in interest income during the three months ended December 31, 2025 and 2024, and $37,570 and $45,020, respectively, in interest income during the six months ended December 31, 2025 and 2024.

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

Off Balance Sheet Financing

As of December 31, 2025, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BDRY so that BDRY’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BDRY’s average daily net assets (the “BDRY Expense Cap”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through December 31, 2026. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to $- and $42,970 for the three months ended December 31, 2025 and 2024, respectively, and $- and $49,343 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $7,248 and $82,348 for the three months ended December 31, 2025 and 2024, respectively, and $7,248 and $168,344 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses, prior to the assumption and waiver of expenses, amounted to $423,099 and $423,159 for the three months ended December 31, 2025 and 2024, respectively, and $927,620 and $847,608 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

Breakwave has agreed to waive its CTA Fee and the Sponsor has agreed to correspondingly assume the remaining expenses of BWET so that BWET’s expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, of the value of BWET’s average daily net assets (the “BWET Expense Cap”). The assumption of expenses and waiver of BWET’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through December 31, 2026. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BWET could be adversely impacted, including in its ability to achieve its investment objective.

The assumption of expenses by the Sponsor for BWET, pursuant to the BWET Expense Cap, amounted to $102,033 and $78,746 for the three months ended December 31, 2025 and 2024, respectively, and $190,711 and $143,851 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $10,388 and $7,206 for the three months ended December 31, 2025 and 2024, respectively, and $16,525 and $26,129 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations. BWET currently accrues its daily expenses based upon established individual expense category amounts or the BWET Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BWET’s total expenses, prior to the assumption and waiver of expenses, amounted to $149,692 and $111,714 for the three months ended December 31, 2025 and 2024, respectively, and $264,964 and $230,716 for the six months ended December 31, 2025 and 2024, respectively, as disclosed in the Combined Statements of Operations.

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

(b)

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On December 31, 2025, 3,800,040 shares of the Fund were outstanding for a market capitalization of $33,326,351. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering an indeterminate amount of common units of beneficial interest, or “Shares,” of the Breakwave Tanker Shipping ETF (File No. 333-266945) was declared effective on April 28, 2023. On December 31, 2025, 100,100 Shares of the Fund were outstanding for a market capitalization of $1,927,926. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed 50 baskets (each comprising 25,000 shares) during the three months ended December 31, 2025 at an average price per share of $8.52. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended December 31, 2025:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
October 2025	375,000	$8.28
November 2025	200,000	8.47
December 2025	675,000	8.87
Total	1,250,000	$8.52

BWET does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BWET redeemed 6 baskets (each comprising 25,000 shares) during the three months ended December 31, 2025 at an average price per share of $21.76. The following table provides information about BWET’s redemptions by Authorized Participants during the three months ended December 31, 2025:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
October 2025	-	$-
November 2025	75,000	21.08
December 2025	75,000	22.45
Total	150,000	$21.76

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	Not Applicable.

(c)	None of the Sponsor’s officers have adopted, modified or terminated plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Funds for the three months ended December 31, 2025.

(d)	In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment’s profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Management has evaluated the impact of adopting this guidance with respect to the financial statements and disclosures and determined there is no impact for the Funds.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed Herewith.

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

Date: February 11, 2026