Form 10-Q
period 2026-03-31
Amplify Commodity Trust
filed 2026-05-15
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2026.

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

Securities Registered Pursuant to Section 12(b) of the Act:

The registrant had 3,450,040 outstanding shares as of May 1, 2026. (BDRY)

The registrant had 235,100 outstanding shares as of May 1, 2026. (BWET)

AMPLIFY COMMODITY TRUST

i

Part I.

INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Assets and Liabilities

March 31, 2026 (Unaudited)

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING	TANKER SHIPPING
	ETF	ETF	COMBINED
Assets
Investment in securities, at fair value (cost $11,216,138 and $26,116,141, respectively)	$11,216,138	$26,116,141	$37,332,279
Segregated cash held by broker*	34,258,095	8,854,238	43,112,333
Unrealized appreciation on futures contracts	-	17,266,732	17,266,732
Interest receivable	112,803	49,254	162,057
Receivable for capital shares sold	-	4,790,644	4,790,644
Total assets	45,587,036	57,077,009	102,664,045
Liabilities
Due to Sponsor	65,864	32,833	98,697
Unrealized depreciation on futures contracts	2,157,385	-	2,157,385
Other accrued expenses	223,818	155,377	379,195
Total liabilities	2,447,067	188,210	2,635,277

Net Assets	$43,139,969	$56,888,799	$100,028,768
Net Assets Consist Of:
Paid-in Capital	$(13,831,625)	$29,942,202	$16,110,577
Total Distributable Earnings (Accumulated Deficit)	56,971,594	26,946,597	83,918,191
Net Assets	$43,139,969	$56,888,799	$100,028,768

Shares outstanding (unlimited authorized)	4,275,040	475,100
Net asset value per share	$10.09	$119.74
Market value per share	$9.97	$98.50
* Required margin held as collateral for open futures contracts	$7,156,294	$8,550,956

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

AMPLIFY COMMODITY TRUST

Combined Schedules of Investments

March 31, 2026 (Unaudited)

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING ETF	TANKER SHIPPING ETF	COMBINED
MONEY MARKET FUNDS – 26.0% and 45.9%, respectively
Invesco Government & Agency Portfolio - Institutional Class, 3.58% (a) (11,216,138 and 26,116,141 shares, respectively)	$11,216,138	$26,116,141	$37,332,279
TOTAL MONEY MARKET FUNDS (Cost $11,216,138 and 26,116,141, respectively)	11,216,138	26,116,141	37,332,279

Total Investments (Cost $11,216,138 and $26,116,141, respectively) – 26.0% and 45.9%, respectively	11,216,138	26,116,141	37,332,279
Other Assets in Excess of Liabilities – 74.0% and 54.1%, respectively (b)	31,923,831	30,772,658	62,696,489
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$43,139,969	$56,888,799	$100,028,768

(a)	Annualized seven-day yield as of March 31, 2026.

(b)	$34,258,095 and $8,854,238, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF	Unrealized
Futures Contracts	Appreciation/	Notional	Percentage of
March 31, 2026 (Unaudited)	(Depreciation)	Value	Capital
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring April 30, 2026 (Underlying Face Amount at Market Value - $6,741,540) (260 contracts)	$(835,210)	$6,741,540	15%
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring May 31, 2026 (Underlying Face Amount at Market Value - $7,355,140) (260 contracts)	(221,610)	7,355,140	17%
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring June 30, 2026 (Underlying Face Amount at Market Value - $7,290,140) (260 contracts)	(286,610)	7,290,140	17%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring April 30, 2026 (Underlying Face Amount at Market Value - $5,741,565) (335 contracts)	(482,620)	5,741,565	13%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring May 31, 2026 (Underlying Face Amount at Market Value - $6,149,595) (335 contracts)	(66,070)	6,149,595	14%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring June 30, 2026 (Underlying Face Amount at Market Value - $6,147,250) (335 contracts)	(63,540)	6,147,250	14%
Baltic Exchange Supramax T/C Average Shipping Route Expiring April 30, 2026 (Underlying Face Amount at Market Value - $1,435,700) (100 contracts)	(128,675)	1,435,700	3%
Baltic Exchange Supramax T/C Average Shipping Route Expiring May 31, 2026 (Underlying Face Amount at Market Value - $1,516,800) (100 contracts)	(47,575)	1,516,800	3%
Baltic Exchange Supramax T/C Average Shipping Route Expiring June 30, 2026 (Underlying Face Amount at Market Value - $1,538,900) (100 contracts)	(25,475)	1,538,900	4%
	$(2,157,385)	$43,916,630	100%

BREAKWAVE TANKER SHIPPING ETF	Unrealized
Futures Contracts	Appreciation/	Notional	Percentage of
March 31, 2026 (Unaudited)	(Depreciation)	Value	Capital
Baltic Freight Route West Africa to Continent Expiring April 30, 2026 (Underlying Face Amount at Market Value - $2,243,700) (45 contracts)	$675,480	$2,243,700	5%
Baltic Freight Route West Africa to Continent Expiring May 31, 2026 (Underlying Face Amount at Market Value - $1,703,475) (45 contracts)	268,155	1,703,475	4%
Baltic Freight Route West Africa to Continent Expiring June 30, 2026 (Underlying Face Amount at Market Value - $1,317,600) (45 contracts)	(11,400)	1,317,600	3%
Baltic Freight Route Middle East Gulf to China Expiring April 30, 2026 (Underlying Face Amount at Market Value - $16,784,835) (215 contracts)	8,333,772	16,784,835	34%
Baltic Freight Route Middle East Gulf to China Expiring May 31, 2026 (Underlying Face Amount at Market Value - $16,909,000) (250 contracts)	6,397,526	16,909,000	35%
Baltic Freight Route Middle East Gulf to China Expiring June 30, 2026 (Underlying Face Amount at Market Value - $8,366,085) (195 contracts)	1,615,692	8,366,085	16%
Baltic Freight Route Middle East Gulf to China Expiring July 31, 2026 (Underlying Face Amount at Market Value - $305,510) (10 contracts)	20,549	305,510	1%
Baltic Freight Route Middle East Gulf to China Expiring August 31, 2026 (Underlying Face Amount at Market Value - $268,720) (10 contracts)	(16,241)	268,720	1%
Baltic Freight Route Middle East Gulf to China Expiring September 30, 2026 (Underlying Face Amount at Market Value - $268,160) (10 contracts)	(16,801)	268,160	1%
	$17,266,732	$48,167,085	100%

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

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Three Months Ended March 31, 2026 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$273,914	$80,765	$354,679

Expenses
Sponsor fee	30,823	12,329	43,152
CTA fee	141,952	44,456	186,408
Audit fees	13,680	11,862	25,542
Tax preparation fees	70,020	32,490	102,510
NJ filing fees	13,410	-	13,410
Admin/accounting/custodian/transfer agent fees	15,579	15,498	31,077
Legal fees	15,300	14,463	29,763
Chief Compliance Officer fees	6,210	6,129	12,339
Principal Financial Officer fees	6,210	6,129	12,339
Regulatory reporting fees	6,210	6,129	12,339
Brokerage commission fees	76,391	37,438	113,829
Distribution fees	1,530	162	1,692
Insurance fees	1,620	1,620	3,240
Listing and calculation agent fees	1,710	1,710	3,420
Marketing fees	3,690	3,690	7,380
Trustee fees	630	621	1,251
Printing and postage fees	900	414	1,314
Wholesale support fees	17,957	8,288	26,245
Miscellaneous fees	5,310	810	6,120
Total Expenses	429,132	204,238	633,370
Less: Waiver of CTA fee	(11,665)	(11,862)	(23,527)
Less: Expenses reimbursed to/(absorbed by) Sponsor	2,513	(47,632)	(45,119)
Net Expenses	419,980	144,744	564,724
Net Investment Loss	(146,066)	(63,979)	(210,045)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain on
Futures contracts	6,200,840	8,277,063	14,477,903

Change in Unrealized Gain (Loss) on
Futures contracts	(1,509,340)	17,646,412	16,137,072
Net realized and unrealized gain (loss)	4,691,500	25,923,475	30,614,975
Net Income	$4,545,434	$25,859,496	$30,404,930

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Three Months Ended March 31, 2025 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$409,695	$10,616	$420,311

Expenses
Sponsor fee	30,822	12,329	43,151
CTA fee	179,110	5,065	184,175
Audit fees	7,930	13,717	21,647
Tax preparation fees	7,920	23,537	31,457
Admin/accounting/custodian/transfer agent fees	15,249	20,351	35,600
Legal fees	45,574	20,266	65,840
Chief Compliance Officer fees	6,203	6,203	12,406
Principal Financial Officer fees	6,203	6,203	12,406
Regulatory reporting fees	6,203	6,203	12,406
Brokerage commission fees	135,443	5,734	141,177
Distribution fees	(2,931)	(2,419)	(5,350)
NJ Filing fees	23,850	900	24,750
Insurance expense	1,537	1,530	3,067
Listing and calculation agent fees	1,966	1,966	3,932
Marketing expenses	3,690	3,690	7,380
Trustee Fees	630	630	1,260
Printing and postage fees	(5,700)	6,743	1,043
Wholesale support fees	20,942	4,214	25,156
Miscellaneous fees	(1,300)	(1,399)	(2,699)
Total Expenses	483,341	135,463	618,804
Less: Waiver of CTA fee	-	(5,065)	(5,065)
Less: Expenses reimbursed to/(absorbed by) Sponsor	84,434	(112,435)	(28,001)
Net Expenses	567,775	17,963	585,738
Net Investment Loss	(158,080)	(7,347)	(165,427)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Loss on
Futures contracts	1,177,137	264	1,177,401

Change in Unrealized Gain (Loss) on
Futures contracts	4,763,435	116,890	4,880,325
Net realized and unrealized gain (loss)	5,940,572	117,154	6,057,726
Net Loss	$5,782,492	$109,807	$5,892,299

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Nine Months Ended March 31, 2026 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$985,162	$118,335	$1,103,497

Expenses
Sponsor fee	93,837	37,535	131,372
CTA fee	476,343	60,981	537,324
Audit fees	38,168	36,150	74,318
Tax preparation fees	184,972	77,388	262,360
Admin/accounting/custodian/transfer agent fees	48,003	47,146	95,149
Legal fees	48,212	47,761	95,973
Chief Compliance Officer fees	18,812	18,641	37,453
Principal Financial Officer fees	18,812	18,641	37,453
Regulatory reporting fees	18,812	18,641	37,453
Brokerage commission fees	291,396	55,277	346,673
Distribution fees	4,564	530	5,094
NJ filing fees	14,900	-	14,900
Insurance fees	4,932	4,932	9,864
Listing and calculation agent fees	5,206	5,206	10,412
Marketing fees	11,234	11,234	22,468
Trustee fees	1,918	1,909	3,827
Printing and postage fees	10,410	7,598	18,008
Wholesale support fees	58,233	17,542	75,775
Miscellaneous fees	7,988	2,090	10,078
Total Expenses	1,356,752	469,202	1,825,954
Less: Waiver of CTA fee	(18,913)	(60,981)	(79,894)
Less: Expenses absorbed by Sponsor	2,513	(205,749)	(203,236)
Net Expenses	1,340,352	202,472	1,542,824
Net Investment Loss	(355,190)	(84,137)	(439,327)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain on
Futures contracts	33,683,305	9,883,032	43,566,337

Change in Unrealized Gain (Loss) on
Futures contracts	(1,295,895)	17,327,635	16,031,740
Net realized and unrealized gain (loss)	32,387,410	27,210,667	59,598,077
Net Income	$32,032,220	$27,126,530	$59,158,750

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Nine Months Ended March 31, 2025 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$883,076	$55,633	$938,709

Expenses
Sponsor fee	93,837	37,535	131,372
CTA fee	370,334	22,464	392,798
Audit fees	49,931	39,845	89,776
Tax preparation fees	161,107	28,110	189,217
Admin/accounting/custodian/transfer agent fees	47,329	50,536	97,865
Legal fees	77,441	51,956	129,397
Chief Compliance Officer fees	18,716	18,716	37,432
Principal Financial Officer fees	18,716	18,716	37,432
Regulatory reporting fees	18,716	18,716	37,432
Brokerage commission fees	303,787	24,473	328,260
Distribution fees	6,145	513	6,658
NJ Filing fees	72,610	2,740	75,350
Insurance fees	4,746	4,739	9,485
Listing and calculation agent fees	5,690	5,690	11,380
Marketing fees	11,234	11,234	22,468
Miscellaneous fees	347	246	593
Trustee fees	1,918	1,918	3,836
Printing and postage fees	19,065	14,471	33,536
Wholesale support fees	49,280	13,558	62,838
Total Expenses	1,330,949	366,176	1,697,125
Less: Waiver of CTA fee	(217,687)	(22,464)	(240,151)
Less: Expenses absorbed by Sponsor	84,434	(265,016)	(180,582)
Net Expenses	1,197,696	78,696	1,276,392
Net Investment Loss	(314,620)	(23,063)	(337,683)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Investments and futures contracts	(12,861,109)	(1,021,164)	(13,882,273)

Change in Unrealized Gain (Loss) on
Investments and futures contracts	3,249,675	47,920	3,297,595
Net realized and unrealized gain (loss)	(9,611,434)	(973,244)	(10,584,678)
Net Income (Loss)	$(9,926,054)	$(996,307)	$(10,922,361)

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Three Months Ended March 31, 2026 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$33,223,840	$1,929,399	$35,153,239

Increase (decrease) in Net Assets from share transactions
Addition of 1,750,000 and 570,000 shares, respectively	18,958,198	41,064,065	60,022,263
Redemption of 1,275,000 and 195,000 shares, respectively	(13,587,503)	(11,964,161)	(25,551,664)
Net increase (decrease) in Net Assets from share transactions	5,370,695	29,099,904	34,470,599

Increase (decrease) in Net Assets from operations
Net investment loss	(146,066)	(63,979)	(210,045)
Net realized gain	6,200,840	8,277,063	14,477,903
Change in net unrealized gain (loss)	(1,509,340)	17,646,412	16,137,072
Net Increase (decrease ) in Net Assets from operations	4,545,434	25,859,496	30,404,930

Net Assets at End of Period	$43,139,969	$56,888,799	$100,028,768

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

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Nine Months Ended March 31, 2026 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$65,816,264	$1,329,995	$67,146,259

Increase (decrease) in Net Assets from share transactions
Addition of 3,400,000 and 720,000 shares, respectively	32,216,315	43,831,133	76,047,448
Redemption of 10,825,000 and 370,000 shares, respectively	(86,924,830)	(15,398,859)	(102,323,689)
Net increase (decrease) in Net Assets from share transactions	(54,708,515)	28,432,274	(26,276,241)

Increase (decrease) in Net Assets from operations
Net investment loss	(355,190)	(84,137)	(439,327)
Net realized gain	33,683,305	9,883,032	43,566,337
Change in net unrealized gain (loss)	(1,295,895)	17,327,635	16,031,740
Net Increase (decrease ) in Net Assets from operations	32,032,220	27,126,530	59,158,750

Net Assets at End of Period	$43,139,969	$56,888,799	$100,028,768

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Nine Months Ended March 31, 2025 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$39,113,154	$2,087,817	$41,200,971

Increase (decrease) in Net Assets from share transactions
Addition of 8,200,000 and 100,000 shares, respectively	48,952,433	1,501,605	50,454,038
Redemption of 1,700,000 and 100,000 shares, respectively	(16,438,609)	(1,231,170)	(17,669,779)
Net Increase (decrease) in Net Assets from share transactions	32,513,824	270,435	32,784,259

Increase (decrease) in Net Assets from operations
Net investment gain (loss)	(314,620)	(23,063)	(337,683)
Net realized gain (loss)	(12,861,109)	(1,021,164)	(13,882,273)
Change in net unrealized gain (loss)	3,249,675	47,920	3,297,595
Net Increase (decrease) in Net Assets from operations	(9,926,054)	(996,307)	(10,922,361)

Net Assets at End of Period	$61,700,924	1,361,945	$63,062,869

See accompanying notes to unaudited interim combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Cash Flows

Nine Months Ended March 31, 2025 (Unaudited)

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED

Cash flows provided by (used in) operating activities
Net loss	$(9,926,054)	$(996,307)	$(10,922,361)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Sale (purchase) of investments, net	(26,518,746)	486,863	(26,031,883)
Change in net unrealized loss (gain) on futures	(3,249,675)	(47,920)	(3,297,595)
Change in operating assets and liabilities:
Decrease (increase) in interest receivable	(58,657)	818	(57,839)
Decrease (increase) in due from sponsor	-	(11,302)	(11,302)
Increase (decrease) in payable for Fund shares received	475,793	-	475,793
Increase (decrease) in due to sponsor	109,394	-	109,394
Increase (decrease) in other accrued expenses	59,795	32,543	92,338
Net cash provided by (used in) operating activities	(39,108,150)	(535,305)	(39,643,455)
Cash flows from financing activities
Proceeds from sale of shares	48,952,433	1,501,605	50,454,038
Paid on redemption of shares	(16,438,609)	(1,231,170)	(17,669,779)
Net cash provided by (used in) financing activities	32,513,824	270,435	32,784,259
Net increase (decrease) in cash and restricted cash	(6,594,326)	(264,870)	(6,859,196)
Cash and restricted cash, beginning of year	31,739,612	1,243,877	32,983,489
Cash and restricted cash, end of year	$25,145,286	$979,007	$26,124,293

The following table provides a reconciliation of cash and restricted cash reported within the Statement of Assets and Liabilities that sum to the total of such amounts shown on the Statement of Cash Flows.

Cash	$-	$-	$-
Segregated cash held by broker	25,145,286	979,007	26,124,293
Total cash and restricted cash as shown on the statement of cash flows	$25,145,286	$979,007	$26,124,293

See accompanying notes to unaudited interim combined financial statements.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

(1) Organization

Amplify Commodity Trust (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. Effective after the close of trading on February 14, 2024, ETF Managers Capital LLC, as the prior sponsor and commodity pool operator (the “Former Sponsor”) of the Trust, entered into an agreement (the “Transfer Agreement”) to resign as Sponsor to the Trust and transfer its role as the Trust’s sponsor to Amplify Investments LLC (“the Sponsor.”) Under the terms of the Transfer Agreement, the Former Sponsor no longer has any involvement in the operations, management or marketing of the Fund. In connection with this change of Sponsor, the Trust changed its name from the ETF Managers Group Commodity Trust I to the Amplify Commodity Trust. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently consists of two separate series. BREAKWAVE DRY BULK SHIPPING ETF (“BDRY”), is the first series of the Trust and is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The second series of the Trust, BREAKWAVE TANKER SHIPPING ETF (“BWET”), each a “Fund” and collectively the “Funds”, is also a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The Funds are managed and controlled by the Sponsor, a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Trading Association (“NFA”). Breakwave Advisors, LLC (“Breakwave”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as the Funds’ commodity trading advisor.

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

March 31, 2026 (unaudited)

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

March 31, 2026 (unaudited)

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

Effective for the three and nine months ended March 31, 2026, the Trust has elected to discontinue the presentation of the Statement of Cash Flows. This change is in accordance with the guidance under FASB ASC 230, which exempts certain investment companies from presenting a Statement of Cash flows when specific criteria are met. The Trust noted that as of and for the period ended March 31, 2026, these criteria were met where substantially all investments were highly liquid in Level 1 or Level 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Trust carried no debt, and the combined statements of changes in net assets is presented.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

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

The accompanying combined interim financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. These interim financial statements should be read in conjunction with the Fund’s annual report on Form 10-K for the year ended June 30, 2025, BDRY’s prospectus dated February 17, 2026 (the “BDRY Prospectus,”), and BWET’s prospectus dated February 17, 2026 (the “BWET Prospectus”). Interim period results are not necessarily indicative of results for a full-year period.

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three and nine months ended March 31, 2026 and 2025 was at 4:00 p.m. Eastern Time on March 31, 2026 and March 31, 2025, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three and nine months ended March 31, 2026 and March 31, 2025.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at March 31, 2026 and March 31, 2025.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

(g) Financial Instruments and Fair Value - Continued

The following tables summarize BDRY’s valuation of investments at March 31, 2026 and at June 30, 2025 using the fair value hierarchy:

	March 31, 2026
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$11,216,138	$(2,157,385)	$9,058,753

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2025
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$44,760,073	$(861,490)	$43,898,583

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three and six months ended March 31, 2026 and the year ended June 30, 2025, BDRY recognized no transfers from Level I, Level II or Level III.

The following tables summarize BWET’s valuation of investments at March 31, 2026 and at June 30, 2025 using the fair value hierarchy:

	March 31, 2026
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$26,116,141	$17,266,732	$43,382,873

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

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

Transfers between levels are recognized at the end of the reporting period. During the three and six months ended March 31, 2026 and the year ended June 30, 2025, BWET recognized no transfers from Level I, Level II or Level III.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at March 31, 2026. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

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

March 31, 2026 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

(j) New Accounting Pronouncements - Continued

Neither the Trust nor the Funds have executive officers. Pursuant to the terms of the Trust Agreements for the Funds, the Fund’s affairs are managed by the Sponsor. The business and affairs of the Sponsor are managed by its chief executive officer, Christian Magoon.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the Sponsor: Christian W. Magoon, Bradley H. Bailey, David F. Wilding, Jodie Crotteau, and William Belden III. These individuals are principals due to their positions; however, Mr. Magoon is also a principal due to his controlling stake in Amplify. Amplify was also listed as a principal of the Sponsor, due to its controlling stake, on June 14, 2023.

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

All open derivative positions at March 31, 2026 and at June 30, 2025, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

Average Derivative Volume, for the nine months ended March 31, 2026

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	923	$16,622,194
Breakwave Tanker Shipping ETF	149	$4,462,250
Amplify Commodity Trust (combined)	1,072	$21,084,444

Average Derivative Volume, for the period ended June 30, 2025

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	1,233	$16,859,719
Breakwave Tanker Shipping ETF	52	$710,033
Amplify Commodity Trust (combined)	1,285	$17,569,752

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of March 31, 2026

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Unrealized appreciation on futures contracts	$-	Unrealized depreciation on futures contracts	$2,157,385	$2,157,385

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Unrealized appreciation on futures contracts	$1,932,930	Unrealized depreciation on futures contracts	$2,794,420	$861,490

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2026

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$6,200,840	$(1,509,340)

The futures contracts open at March 31, 2026 are indicative of the activity for the three months ended March 31, 2026.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2025 (Unaudited)

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

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2026

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$33,683,305	$(1,295,895)

The futures contracts open at March 31, 2026 are indicative of the activity for the nine months ended March 31, 2026.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2025

Derivatives	Location of Gain (Loss) on Derivatives	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized loss on futures contracts and/or change in unrealized gain (loss) on futures contracts	$(12,861,109)	$3,249,675

The futures contracts open at March 31, 2025 are indicative of the activity for the nine months ended March 31, 2025.

 BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of March 31, 2026

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Crude Oil Tanker Index Rates Market Risk	Unrealized appreciation on futures contracts	$17,311,174	Unrealized depreciation on futures contracts	$44,442	$17,266,732

(a)	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Crude Oil Tanker Index Rates Market Risk	Unrealized appreciation on futures contracts	$4,464	Unrealized depreciation on futures contracts	$65,367	$60,903

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2026

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$8,277,063	$17,646,412

The futures contracts open at March 31, 2026 are indicative of the activity for the three months ended March 31, 2026.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Three Months Ended March 31, 2025 (Unaudited)

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2026

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$9,883,032	$17,327,635

The futures contracts open at March 31, 2026 are indicative of the activity for the nine months ended March 31, 2026.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Nine Months Ended March 31, 2025 (Unaudited)

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

March 31, 2026 (unaudited)

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $11,665 and $-, for the three months ended March 31, 2026 and 2025, respectively, and $18,913 and $217,687 for the nine months ended March 31, 2026 and 2025, respectively as disclosed in the Combined Statements of Operations. Effective September 1, 2022 Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At March 31, 2026, BDRY is not subject to potential future repayments to Breakwave.

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

The waiver of BWET’s CTA fees, pursuant to the undertaking, amounted to $11,862 and $5,065 for the three months ended March 31, 2026 and 2025, respectively, and $60,981 and $22,464 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At March 31, 2026, BWET is subject to potential future repayments of $803,901 to Breakwave. The potential future repayments expire during the years ending June 30, 2026, 2027, and 2028 in the amounts of $85,023, $329,534, and $389,344, respectively.

The Funds currently accrue their daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of BDRY, expenses recouped/(absorbed) of $(2,513) and $84,434 for the three months ended March 31, 2026 and 2025, respectively, and $(2,513) and $84,434 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations.

In the case of BWET, expenses absorbed by the Sponsor aggregated $47,632 and $112,435 for the three months ended March 31, 2026 and 2025, respectively, and $205,749 and $265,016 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations.

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

March 31, 2026 (unaudited)

(4) Agreements - Continued

(b) The Administrator, Custodian, Fund Accountant and Transfer Agent - Continued

Each Fund has agreed to pay U.S. Bank 0.05% of average assets under management (AUM), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. BDRY paid U.S. Bank $15,579 and $15,249 for the three months ended March 31, 2026 and 2025, respectively, and $48,003 and $47,329 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. BWET paid U.S. Bank $15,498 and $20,351 for the three months ended March 31, 2026 and 2025, respectively, and $47,146 and $50,536 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations.

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

BDRY incurred $1,530 and $(2,931) in distribution and related administrative services for the three months ended March 31, 2026 and 2025, respectively, and $4,564 and $6,145 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $162 and $(2,419) in distribution and related administrative services for the three months ended March 31, 2026 and 2025, respectively, and $530 and $513 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BWET pays the Sponsor an annual fee for wholesale support services of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly.

BDRY incurred $17,957 and $20,942 in wholesale support fees for the three months ended March 31, 2026 and 2025, respectively, and $58,233 and $49,280 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $8,288 and $4,214 in wholesale support fees for the three months ended March 31, 2026 and 2025, respectively, and $17,542 and $13,558 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations.

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

(4) Agreements - Continued

(d) The Commodity Broker - Continued.

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% for BDRY and 1.35% for BWET (excluding the impact on each Fund of creation and/or redemption activity) of the net asset value of BDRY and BWET, respectively, for execution and clearing services on behalf of the Funds, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. BDRY incurred $76,391 and $135,443 in brokerage commissions and fees for the three months ended March 31, 2026 and 2025, respectively, and $291,396 and $303,787 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. BWET incurred $37,438 and $5,734 in brokerage commissions and fees for the three months ended March 31, 2026 and 2025, respectively, and $55,277 and $24,473 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statement of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Funds. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. BDRY incurred $630 and $630 in trustee fees for the three months ended March 31, 2026 and 2025, respectively, and $1,918 and $1,918 for the nine months ended March 31, 2026 and 2025, respectively, which is included in Trustees Fees in the Combined Statements of Operations. BWET incurred $621 and $630 in trustee fees for the three months ended March 31, 2026 and 2025, respectively, and $1,909 and $1,918 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statement of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, if any, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BDRY incurred $429,132 and $483,341 for the three months ended March 31, 2026 and 2025, respectively, and $1,356,752 and $1,330,949 for the nine months ended March 31, 2026 and 2025, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BDRY by Breakwave was $11,665 and $-, for the three months ended March 31, 2026 and 2025, respectively, and $18,913 and $217,687 for the nine months ended March 31, 2026 and 2025, respectively.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

(4) Agreements - Continued

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses - Continued

In addition, the assumption of Fund expenses above the BDRY Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to $(2,513) and $84,434, for the three months ended March 31, 2026 and 2025, respectively, and $(2,513) and $84,434 for the nine months ended March 31, 2026 and 2025, respectively.

The Sponsor, in accordance with the BWET Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BWET by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BWET in excess of 3.50% (excluding brokerage commissions and interest expense) of BWET’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. BWET incurred $204,238 and $135,463 for the three months ended March 31, 2026 and 2025, respectively, and $469,202 and $366,176 for the nine months ended March 31, 2026 and 2025, respectively, in routine offering, operational, administrative or other ordinary expenses.

The CTA fee waiver for BWET by Breakwave was $11,862 and $5,065 for the three months ended March 31, 2026 and 2025, respectively, and $60,981 and $22,464 for the nine months ended March 31, 2026 and 2025, respectively.

In addition, the assumption of Fund expenses above the BWET Expense Cap by the Sponsor, pursuant to the undertaking (as discussed in Note 4a), amounted to expenses reimbursed of $47,632 and $112,435 for the three months ended March 31, 2026 and 2025, respectively, and $205,749 and $265,016 for the nine months ended March 31, 2026 and 2025, respectively.

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

(h) Extraordinary Fees and Expenses

The Funds will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended March 31, 2026 and 2025, respectively, BDRY did not incur such expenses. For the three and nine months ended March 31, 2026 and 2025, respectively, BWET did not incur such expenses.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

(5) Creations and Redemptions

Each Fund issues and redeems Shares from time to time, but only in one or more Creation Baskets. A Creation Basket is a block of 25,000 Shares for BDRY and 10,000 for BWET. At Fund formation, BDRY Creation Baskets consisted of 50,000 Shares and BWET consisted of 25,000 shares. BDRY Creation Basket size was subsequently changed to 25,000 units. BWET Creation Basket size was subsequently changed to 10,000 units beginning February 17, 2026. Baskets may be created or redeemed only by Authorized Participants.

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

b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2026

	Shares	Net Assets Increase
Shares Sold	1,750,000	$18,958,198
Shares Redeemed	(1,275,000)	(13,587,503)
Net Increase	475,000	$5,370,695

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2025 (Unaudited)

	Shares	Net Assets Decrease
Shares Sold	4,900,000	$26,912,420
Shares Redeemed	(325,000)	(2,110,554)
Net Increase	4,575,000	$24,801,866

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

(5) Creations and Redemptions - Continued

b) Share Transactions – Continued

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Nine Months Ended March 31, 2026

	Shares	Net Assets Increase
Shares Sold	3,400,000	$32,216,315
Shares Redeemed	(10,825,000)	(86,924,830)
Net Decrease	(7,425,000)	$(54,708,515)

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Nine Months Ended March 31, 2025 (Unaudited)

	Shares	Net Assets Decrease
Shares Sold	8,200,000	$48,952,433
Shares Redeemed	(1,700,000)	(16,438,609)
Net Increase	6,500,000	$32,513,824

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2026

	Shares	Net Assets Increase
Shares Sold	570,000	$41,064,065
Shares Redeemed	(195,000)	(11,964,161)
Net Decrease	375,000	$29,099,904

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended March 31, 2025 (Unaudited)

	Shares	Net Assets Increase
Shares Sold	25,000	$283,038
Shares Redeemed	(25,000)	(267,081)
Net Increase	-	$15,957

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Nine Months Ended March 31, 2026

	Shares	Net Assets Increase
Shares Sold	720,000	$43,831,133
Shares Redeemed	(370,000)	(15,398,859)
Net Increase	350,000	$28,432,274

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

(5) Creations and Redemptions - Continued

b) Share Transactions – Continued

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Nine Months Ended March 31, 2025 (Unaudited)

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

The NAV of BDRY and BWET shares relates directly to the value of the futures investments held by each Fund which are materially impacted by fluctuations in changes in spot charter rates. Charter rates for dry bulk vessels and crude oil tankers are highly volatile, may rapidly decrease and may remain at low levels in the future.

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

Similar to other futures contracts, the Freight Futures curve shape could be either in “contango” (where the futures curve is upward sloping with next futures price higher than the current one) or “backwardation” (where the next futures price is lower than the current one). Contango curves are generally characterized by negative roll cost, as the expiring contract value is lower than the next prompt contract value, assuming the same lot size. That means there could be losses incurred when the contracts are rolled each period (“Negative Roll Risk”) and such losses are independent of the Freight Futures price level.

The recent conflict in the Middle East involving Israel, the United States of America (“the U.S.”) and Iran has materially disrupted oil flows from the region. Transits through the Strait of Hormuz—one of the world’s most critical maritime chokepoints—have been significantly impeded. As a result, tanker freight rates have risen sharply not only for voyages originating in the Middle East, but globally, reflecting pricing dislocations in crude oil and related energy products. These disruptions have driven rapid increases in freight rates. However, if the disruptions persist, the risk of materially lower rates may increase over time as reduced volumes of oil are transported. Spot freight rates may therefore remain highly volatile, with corresponding volatility in tanker freight futures. Conversely, any resolution of the conflict and normalization of trade flows could trigger a significant and abrupt decline in tanker freight rates and, in turn, tanker freight futures. Dry bulk freight rates have thus far been relatively insulated because dry bulk cargo volumes transiting the Strait of Hormuz are not significant compared to other routes. However, broader economic effects from the conflict could weaken global demand for commodities and thereby pressure dry bulk freight rates. Overall, the ongoing conflict, and uncertainty regarding both the timing and manner of any resolution, continues to present a material risk to shipping markets and is likely to contribute to volatility in tanker freight rates and tanker freight futures. This volatility could materially adversely affect the value of BWET and could result in a significant decline in the Fund’s value and, to a lesser extent, could also adversely affect the value of BDRY.

Additionally, the Russia Ukraine war poses an increasing risk for global economic growth. Broad-based economic sanctions on Russia continue to materially affect oil and natural gas prices, particularly in light of the European Union’s dependence on Russian energy exports and limited global spare production and export capacity. As a result, energy price volatility has increased significantly, contributing to inflationary pressures in major developed economies that have historically relied on Russian oil and gas supplies.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

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

In the case of BDRY, the combined Russia and Ukraine region account for approximately one quarter of global grain production, one of the main cargoes transported by dry bulk vessels, while coal and iron ore exports out of the region have also been reduced. The above factors can have a negative impact on demand for dry bulk transportation, while slower economic growth could also negatively affect demand for dry bulk commodities in the rest of the world, leading to lower dry bulk freight rates and as a result lower freight futures prices and a decline in the value of BDRY.

The recent conflict between the U.S. and Venezuela and the associated disruption in oil flows had a significant impact on tanker demand. In addition, as the U.S. has recently been seizing vessels linked to Venezuela, there has been additional disruptions and tonnage substitutions, which further restricts available tonnage for oil transportation. Although the situation seems to have normalized, any re-escalation could lead to volatility in freight rates.

The recent announcements of tariffs on import goods by the U.S. as well as corresponding increase in tariffs by other countries can have a meaningful negative impact on trade volumes, which could have a material adverse impact on shipping rates. As tariffs lead to less imports and exports, demand for transportation could potentially decrease leading to lower shipping rates. Such negative impact could affect both dry bulk and tanker rates alike. The impact of the implementation of higher tariffs around the globe on dry bulk shipping and tanker shipping will be negative, all else equal, leading to lower spot rates and as a result lower freight futures prices and a decline in the value of BDRY as well as BWET

In addition, The People’s Republic of China (“China”) accounts for a sizable part of oil demand, and changes in the economic and political environment in China and policies adopted by the government to regulate its economy may have a material adverse effect on tanker charter rates and as a result, Freight Futures.

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

March 31, 2026 (unaudited)

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of March 31, 2026, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three and nine months ended March 31, 2026 and 2025, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

(10) Net Asset Value and Financial Highlights - Continued

	BREAKWAVE DRY BULK		BREAKWAVE TANKER
	SHIPPING ETF		SHIPPING ETF
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2026	2025	2026	2025

Net Asset Value
Net asset value per Share, beginning of period	$8.74	$6.04	$19.27	$9.88
Net investment loss*	(0.04)	(0.02)	(0.30)	(0.06)
Net realized and unrealized gain (loss)	1.39	0.32	100.77	1.07
Net Income (Loss)	1.35	0.30	100.47	1.01
Net Asset Value per Share, end of period	$10.09	$6.34	$119.74	$10.89
Market Value per Share, end of period	$9.97	$6.25	$98.50	$10.91
Ratios to Average Net Assets**
Expense Ratio	4.29%	4.60%	4.72%	5.14%
Expense Ratio**** before Waiver/Assumption	4.38%	3.91%	6.66%	38.78%
Net Investment Loss after waiver	(1.49)%	(1.28)%	(2.09)%	(2.10)%
Total Return, at Net Asset Value***	15.39%	5.00%	521.21%	10.17%
Total Return, at Market Value***	13.69%	2.79%	411.31%	11.12%

*	Calculated based on average shares outstanding during the period.

**	Percentages are annualized

***	Percentages are not annualized

****	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any

Amplify Commodity Trust

Notes to Interim Combined Financial Statements

March 31, 2026 (unaudited)

(10) Net Asset Value and Financial Highlights - Continued

	BREAKWAVE DRY BULK			BREAKWAVE TANKER
	SHIPPING ETF			SHIPPING ETF
	For the Nine Months Ended December 31,			For the Nine Months Ended December 31,
	2026		2025	2026	2025

Net Asset Value
Net asset value per Share, beginning of period	$5.63		$12.13	$10.63	$16.69
Net investment loss*	(0.07)		(0.07)	(0.51)	(0.15)
Net realized and unrealized gain (loss)	4.53	*****	(5.72)	109.62	(5.65)
Net Income (Loss)	4.46		(5.79)	109.11	(5.80)
Net Asset Value per Share, end of period	$10.09		$6.34	$119.74	$10.89
Market Value per Share, end of period	$9.97		$6.25	$98.50	$10.91
Ratios to Average Net Assets**
Expense Ratio	4.08%		4.69%	4.81%	5.08%
Expense Ratio**** before Waiver/Assumption	4.13%		5.21%	11.16%	23.64%
Net Investment Loss after waiver	(1.08)%		(1.23)%	(2.00)%	(1.49)%
Total Return, at Net Asset Value***	79.35%		(47.69)%	1,026.28%	(34.77)%
Total Return, at Market Value***	79.64%		(48.94)%	825.31%	(35.02)%

*	Calculated based on average shares outstanding during the period.

**	Percentages are annualized

***	Percentages are not annualized

****	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any

*****	Realized and unrealized gains and losses per shares in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not reconcile with aggregate gains and losses in the Combined Statement of Operations due to share transactions for the period

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

The BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave, which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Dry Freight Futures, which are a three month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 4TC Index; and

●	Supramax: the Supramax 10TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of March 31, 2026 include:

Name	Ticker	Market Value USD
Capesize 5TC FFA 180kt Timecharter Average M Apr 26	C5TCM J26 INDEX	$6,741,540
Capesize 5TC FFA 180kt Timecharter Average M May 26	C5TCM K26 INDEX	$7,355,140
Capesize 5TC FFA 180kt Timecharter Average M Jun 26	C5TCM M26 INDEX	$7,290,140
Panamax 5TC FFA 82kt Timecharter Average M Apr 26	P5TCM J26 INDEX	$5,741,565
Panamax 5TC FFA 82kt Timecharter Average M May 26	P5TCM K26 INDEX	$6,149,595
Panamax 5TC FFA 82kt Timecharter Average M Jun 26	P5TCM M26 INDEX	$6,147,250
Supramax 58 TC FFA 58kt Timecharter Average M Apr 26	S58FM J26 INDEX	$1,435,700
Supramax 58 TC FFA 58kt Timecharter Average M May 26	S58FM K26 INDEX	$1,516,800
Supramax 58 TC FFA 58kt Timecharter Average M Jun 26	S58FM M26 INDEX	$1,538,900

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

The BWET Benchmark Portfolio

The BWET Benchmark Portfolio is maintained by Breakwave, which also serves as BWET’s CTA. The BWET Benchmark Portfolio consists of the Oil Freight Futures, which are a three month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping crude oil. Each Reference Index is published each United Kingdom business day by the Baltic Exchange and measures the charter rate for shipping crude oil in a specific size category of cargo ship and for a specific route – TD3C or TD20. The two Reference Indexes are as follows:

●	TD3C: the TD3C Index; and

●	TD20: the TD20 Index.

The Oil Freight Futures currently constituting the BWET Benchmark Portfolio as of March 31, 2026 include:

Name	Ticker	Market Value USD
TD20 FFA 130kt West Africa to Continent USD/MT M Apr 26	DD20M J26 INDEX	$2,243,700
TD20 FFA 130kt West Africa to Continent USD/MT M May 26	DD20M K26 INDEX	$1,703,475
TD20 FFA 130kt West Africa to Continent USD/MT M Jun 26	DD20M M26 INDEX	$1,317,600
TD3C FFA 270kt Middle East Gulf to China USD/MT M Apr 26	DD3CM J26 INDEX	$16,784,835
TD3C FFA 270kt Middle East Gulf to China USD/MT M May 26	DD3CM K26 INDEX	$16,909,000
TD3C FFA 270kt Middle East Gulf to China USD/MT M Jun 26	DD3CM M26 INDEX	$8,366,085
TD3C FFA 270kt Middle East Gulf to China USD/MT M Jul 26	DD3CM N26 INDEX	$305,510
TD3C FFA 270kt Middle East Gulf to China USD/MT M Aug 26	DD3CM Q26 INDEX	$268,720
TD3C FFA 270kt Middle East Gulf to China USD/MT M Sep 26	DD3CM U26 INDEX	$268,160

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

Breakwave Dry Bulk Shipping ETF

During the three months ended March 31, 2026, dry bulk spot rates remained relatively flat, with the benchmark Baltic Dry Index averaging about 3% lower versus the previous period. However, on a year-over-year basis, The Baltic Dry Index averaged more than 70% higher, leading to one of the best first quarter periods in history, especially given the seasonal weakness the dry bulk market usually experiences.

Strong demand for iron ore transportation combined with solid bauxite volumes out of West Africa continue to be the main reasons for the strong performance, while favorable weather patterns that usually disrupt operations were generally absent.

During the three months ended March 31, 2026, iron ore trade volumes from Brazil to China remained strong, while some export volumes out of West Africa because of the brand new Simandou mine project in Guinea also marginally added to the positive sentiment. As a result, portside inventories of iron ore increased to record levels. The Chinese economy continues to grow at relatively weak rates versus recent years while the domestic real estate market remains subdued due to limited demand for new construction and thus demand for steel products. Iron ore prices remained rangebound to approximately $100/ton during the period due to the beforementioned demand. Coal volumes have declined versus last year, while coal prices remained weak versus recent past, because of a slower pace in growth from China and India.

The recent conflict in the Middle East increases the likelihood of slower global economic growth, especially in Asia. Furthermore, record high portside iron ore inventories remain a headwind for any significant growth in iron ore trade. A lot of uncertainty remains around trade policies, geopolitics and the effect on trade, and thus the risk of adverse impact on shipping remains elevated.

The dry bulk orderbook continues to increase throughout the period from relatively low levels, currently standing at approximately 13% of the global fleet, as period rates remained elevated, incentivizing owners to place new orders.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended March 31, 2026.

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

The per Share market value of BDRY and its NAV tracked closely for the nine months ended March 31, 2026.

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

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended March 31, 2026 and 2025, and the nine months ended March 31, 2026 and 2025.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Fund Share Price Performance

During the three months ended March 31, 2026, the NYSE Arca market value of each Share increased (+13.68%) from $8.77 per Share, representing the closing price on December 31, 2025, to $9.97 per Share, representing the closing price on March 31, 2026. The Share price high and low for the three months ended March 31, 2026 and related change from the closing Share price on December 31, 2025 were as follows: Shares traded from a high of $12.50 per share (+42.53%) on March 3, 2026 to a low of $8.46 per share (-3.53%) on January 2, 2026.

Fund Share Net Asset Performance

For the three months ended March 31, 2026, the net asset value of each Share increased (+15.39) from $8.74 per Share to $10.09 per Share. Gains in the futures contracts in addition to an overall net investment loss resulting in the overall increase in the NAV per Share during the three months ended March 31, 2026.

Net income for the three months ended March 31, 2026, was $4,545,434, resulting from net realized gains on futures contracts of $6,200,840, unrealized losses on futures contracts of ($1,509,340) and the net investment loss of ($146,066).

FOR THE THREE MONTHS ENDED MARCH 31, 2025

Fund Share Price Performance

During the three months ended March 31, 2025, the NYSE Arca market value of each Share increased (+2.80%) from $6.08 per Share, representing the closing price on December 31, 2024, to $6.25 per Share, representing the closing price on March 31, 2025. The Share price high and low for the three months ended March 31,2025 and related change from the closing Share price on December 31, 2024 were as follows: Shares traded from a high of $7.14 per share (+17.43%) on March 12, 2025 to a low of $5.14 per share (-15.46%) on January 23, 2025.

Fund Share Net Asset Performance

For the three months ended March 31, 2025, the net asset value of each Share increased (+5.00%) from $6.04 per Share to $6.34 per Share. Gains in the futures contracts in addition to an overall net investment loss resulting in the overall increase in the NAV per Share during the three months ended March 31, 2025.

Net income for the three months ended March 31, 2025, was $8,558,136, resulting from net realized gains on investments and futures contracts of $31,148,394, unrealized losses on futures contracts of ($22,417,090) and the net investment loss of ($173,168).

FOR THE NINE MONTHS ENDED MARCH 31, 2026

Fund Share Price Performance

During the nine months ended March 31, 2026, the NYSE Arca market value of each Share increased (+79.64%) from $5.55 per Share, representing the closing price on June 30, 2025, to $9.97 per Share, representing the closing price on March 31, 2026. The Share price high and low for the nine months ended March 31, 2026 and related change from the closing Share price on June 30, 2025 were as follows: Shares traded from a high of $12.50 per share (+125.23%) on March 3, 2026 to a low of $5.63 per share (1.44%) on July 1, 2025.

Fund Share Net Asset Performance

For the nine months ended March 31, 2026, the net asset value of each Share increased (+79.35%) from $5.63 per Share to $10.09 per Share. Gains in the futures contracts in addition to an overall net investment loss resulting in the overall increase in the NAV per Share during the nine months ended March 31, 2026.

Net income for the nine months ended March 31, 2026, was $32,032,220, resulting from net realized gains on futures contracts of $33,683,305, unrealized losses on futures contracts of ($1,295,895) and the net investment loss of ($355,190).

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

Breakwave Tanker Shipping ETF

During the three months ended March 31, 2026, crude tanker spot rates increased considerably, with average spot rates for Very Large Crude Carriers (VLCC) more than doubling sequentially during the period. Spot rates jumped to the highest level in many years shortly after the military conflict in the Middle East began in early March.

Geopolitical turmoil is the primary reason for the significant outperformance in tanker rates. The recent disruption caused by the U.S. and Iran conflict has led to a major readjustment in tanker rates as risk premiums, reshuffling of routes, and more importantly, the closure of the straits of Hormuz, has pushed spot tanker rates significantly higher. Although very little cargo flow out of the Arabian Gulf found its way to the global oil markets, the implied rate for such voyages reached an all-time high during the month of March. The trajectory of the current conflict is likely to be the primary determinant of tanker rates. Given the heightened uncertainty, the risk of a significant correction in spot tanker rates is also very high.

Looking at market fundamentals, China remains the principal source of demand growth for crude oil, and consequently for crude tanker demand. Nonetheless, slower oil import growth and weaker domestic demand in China pose material downside risks to tanker rates. The Chinese economy has slowed, and although import activity has shown relative stability, crude oil imports declined in 2024 and showed only a small increase in 2025. Yet, most of the increase reflects inventory builds and not real demand.

The resolution of the current conflict in the Middle East will be the primary determinant of spot tanker rates near term. Given the extremely fluid situation as of mid-April, it is difficult to predict any outcome with any degree of confidence. The risk of a sharp correction in spot rates is high, which will have a negative impact on freight futures as well, and as a result, on BWET price performance.

The crude tanker orderbook for the next few years is now above historical averages, with few new vessel deliveries during the next year, increasing to significantly higher deliveries in the subsequent years, leading to increases in fleet supply.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the three months ended March 31, 2026.

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

The per Share market value of BWET and its NAV tracked closely for the nine months ended March 31, 2026.

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

The graphs above compare the return of BWET with the benchmark portfolio returns for the three months ended March 31, 2026 and 2025, and the nine months ended March 31, 2026 and 2025.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Fund Share Price Performance

During the three months ended March 31, 2026, the NYSE Arca market value of each Share increased (+411.31%) from $19.26 per Share, representing the closing price on December 31, 2025, to $98.50 per Share, representing the closing price on March 31, 2026. The Share price high and low for the three months ended March 31, 2026 and related change from the closing Share price on December 30, 2025 were as follows: Shares traded from a high of $122.32 per Share (+535.10%) on March 30, 2026 to a low of $18.73 per Share (-2.75%) on January 2, 2026.

Fund Share Net Asset Performance

For the three months ended March 31, 2026 the net asset value of each Share increased (+521.21%) from $19.27 per Share to $19.27 per Share. Gains in the futures contracts in addition to an overall net investment loss resulting in the overall increase in the NAV per Share during the three months ended March 31, 2026.

Net income for the three months ended March 31, 2026, was $25,859,496, resulting from net realized gains on futures contracts of $8,277,063, net unrealized gains on futures contracts of $17,646,412, and the net investment loss of ($63,979).

FOR THE THREE MONTHS ENDED MARCH 31, 2025

Fund Share Price Performance

During the three months ended March 31, 2025, the NYSE Arca market value of each Share increased (+11.12%) from $9.82 per Share, representing the closing price on December 31, 2024, to $10.91 per Share, representing the closing price on March 31, 2025. The Share price high and low for the three months ended March 31, 2025 and related change from the closing Share price on December 31, 2024 were as follows: Shares traded from a high of $13.17 per Share (+34.14%) on February 4, 2025 to a low of $9.06 per Share (-7.72%) on January 5, 2025.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2026

Fund Share Price Performance

During the nine months ended March 31, 2026, the NYSE Arca market value of each Share increased (+825.31%) from $10.64 per Share, representing the closing price on June 30, 2025, to $98.50 per Share, representing the closing price on March 31, 2026. The Share price high and low for the nine months ended March 31, 2026 and related change from the closing Share price on June 30, 2025 were as follows: Shares traded from a high of $122.32 per Share (+1,049.62%) on March 30, 2026 to a low of $10.26 per Share (-3.57%) on July 2, 2025.

Fund Share Net Asset Performance

For the nine months ended March 31, 2026 the net asset value of each Share increased (+1,026.28) from $10.63 per Share to $119.74 per Share. Gains in the futures contracts in addition to an overall net investment loss resulting in the overall increase in the NAV per Share during the nine months ended March 31, 2026.

Net income for the nine months ended March 31, 2026, was $27,126,530, resulting from net realized gains on futures contracts of $9,883,032, net unrealized gains on futures contracts of $17,327,635, and the net investment loss of ($84,137).

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and its investments in collateralizing Treasury Securities, if any. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Funds are paid to the Funds. BDRY earned $273,914 and $409,695, respectively, in interest income during the three months ended March 31, 2026 and 2025, and $985,162 and $883,076, respectively, in interest income during the nine months ended March 31, 2026 and 2025. BWET earned $80,765 and $10,616, respectively, in interest income during the three months ended March 31, 2026 and 2025, and $118,335 and $55,633, respectively, in interest income during the nine months ended March 31, 2026 and 2025.

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

The regulation of commodity interest transactions in the U.S. is an evolving area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the U.S. There is a possibility of future regulatory changes within the U.S. altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of the Funds to continue to implement their investment strategies. In addition, various national governments outside of the U.S. have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds are impossible to predict but could be substantial and adverse.

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

Futures exchanges in the U.S. are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder as administered by the CFTC. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

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

Off Balance Sheet Financing

As of March 31, 2026, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to expenses absorbed of ($2,513) and reimbursed of $84,434 for the three months ended March 31, 2026 and 2025, respectively, and absorbed of ($2,513) and reimbursed of $84,434 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $11,665 and $- for the three months ended March 31, 2026 and 2025, respectively, and $18,913 and $217,687 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses, prior to the assumption and waiver of expenses, amounted to $429,132 and $483,341 for the three months ended March 31, 2026 and 2025, respectively, and $1,356,752 and $1,330,949 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations.

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

The assumption of expenses by the Sponsor for BWET, pursuant to the BWET Expense Cap, amounted to $47,632 and $112,435 for the three months ended March 31, 2026 and 2025, respectively, and $205,749 and $265,016 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $11,862 and $5,065 for the three months ended March 31, 2026 and 2025, respectively, and $60,981 and $22,464 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. BWET currently accrues its daily expenses based upon established individual expense category amounts or the BWET Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BWET’s total expenses, prior to the assumption and waiver of expenses, amounted to $204,238 and $135,463 for the three months ended March 31, 2026 and 2025, respectively, and $469,202 and $366,176 for the nine months ended March 31, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations.

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

(b)

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On March 31, 2026, 4,275,040 shares of the Fund were outstanding for a market capitalization of $42,622,149. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering an indeterminate amount of common units of beneficial interest, or “Shares,” of the Breakwave Tanker Shipping ETF (File No. 333-266945) was declared effective on April 28, 2023. On March 31, 2026, 475,100 Shares of the Fund were outstanding for a market capitalization of $46,797,350. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed 51 baskets (each comprising 25,000 shares) during the three months ended March 31, 2026 at an average price per share of $10.77. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended March 31, 2026:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
January 2026	200,000	$10.21
February 2026	175,000	11.76
March 2026	900,000	10.72
Total	1,275,000	$10.77

BWET does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BWET redeemed 17 baskets (each comprising 25,000 shares through February 17, 2026 and 10,000 thereafter) during the three months ended March 31, 2026 at an average price per share of $59.99. The following table provides information about BWET’s redemptions by Authorized Participants during the three months ended March 31, 2026:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
January 2026	25,000	$24.35
February 2026	-	-
March 2026	170,000	68.90
Total	195,000	$59.99

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

Date: May 15, 2026