Form 10-K
period 2026-06-30
Amplify Commodity Trust
filed 2026-09-25
CIK 1610940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2026.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes☒ No

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

Securities Registered Pursuant to Section 12(b) of the Act:

The registrant had 2,250,040 outstanding shares as of September 1, 2026. (BDRY)

The registrant had 280,100 outstanding shares as of September 1, 2026. (BWET)

AMPLIFY COMMODITY TRUST

i

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

BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio consists of the Dry Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 5TC Index; and

●	Supramax: the Supramax 10TC Index.

The BDRY Benchmark Component Instruments currently constituting the BDRY Benchmark Portfolio as of June 30, 2026 include:

Name	Ticker	Market Value USD
Capesize 5TC FFA 180kt Timecharter Average M Jul 26	C5TCM N26 INDEX	$4,889,280
Capesize 5TC FFA 180kt Timecharter Average M Aug 26	C5TCM Q26 INDEX	$5,164,500
Capesize 5TC FFA 180kt Timecharter Average M Sep 26	C5TCM U26 INDEX	$5,525,190
Panamax 5TC FFA 82kt Timecharter Average M Jul 26	P5TCM N26 INDEX	$4,016,565
Panamax 5TC FFA 82kt Timecharter Average M Aug 26	P5TCM Q26 INDEX	$3,910,375
Panamax 5TC FFA 82kt Timecharter Average M Sep 26	P5TCM U26 INDEX	$3,854,820
Supramax 58 TC FFA 58kt Timecharter Average M Jul 26	S58FM N26 INDEX	$1,052,865
Supramax 58 TC FFA 58kt Timecharter Average M Aug 26	S58FM Q26 INDEX	$1,037,905
Supramax 58 TC FFA 58kt Timecharter Average M Sep 26	S58FM U26 INDEX	$1,008,260

The value of the Capesize 5TC Index is disseminated at 11:00 a.m., London Time and the value of the Panamax 5TC Index and the Supramax 10TC Index are each disseminated at 1:00 p.m., London Time. The Reference Index information disseminated by the Baltic Exchange also includes the components and value of each component in each Reference Index. Such Reference Index information also is widely disseminated by Reuters and/or other major market data vendors.

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

The BWET Benchmark Portfolio will maintain long-only positions in Oil Freight Futures. The BWET Benchmark Portfolio will include a combination of TD3C and TD20 Oil Freight Futures. More specifically, the BWET Benchmark Portfolio will include 90% exposure in TD3C Oil Freight Futures contracts and 10% exposure inTD20 Oil Freight Futures contracts. The BWET Benchmark Portfolio will not include and BWET will not invest in swaps, non-cleared crude oil freight forwards or other over-the-counter derivative instruments that are not cleared through exchanges or clearing houses. BWET may hold exchange-traded options on Oil Freight Futures. The BWET Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually. The Oil Freight Futures currently constituting the BWET Benchmark Portfolio, as well as the daily holdings of BWET will be available on BWET’s website at www.tankeretf.com.

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

BWET Benchmark Portfolio

The BWET Benchmark Portfolio consists of the Oil Freight Futures, which are a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping crude oil. Each Reference Index is published each United Kingdom business day by the Baltic Exchange and measures the charter rate for shipping crude oil in a specific size category of cargo ship and for a specific route - TD3C or TD20. The two Reference Indexes are as follows:

●	TD3C: the TD3C Index; and

●	TD20: the TD20 Index.

The Oil Freight Futures currently constituting the BWET Benchmark Portfolio as of June 30, 2026 include:

Name	Ticker	Market Value USD
TD20 FFA 130kt West Africa to Continent USD/MT M Jul 26	DD20M N26 INDEX	$735,400
TD20 FFA 130kt West Africa to Continent USD/MT M Aug 26	DD20M Q26 INDEX	$587,520
TD20 FFA 130kt West Africa to Continent USD/MT M Sep 26	DD20M U26 INDEX	$531,600
TD3C FFA 270kt Middle East Gulf to China USD/MT M Jul 26	DD3CM N26 INDEX	$5,764,990
TD3C FFA 270kt Middle East Gulf to China USD/MT M Aug 26	DD3CM Q26 INDEX	$5,265,120
TD3C FFA 270kt Middle East Gulf to China USD/MT M Sep 26	DD3CM U26 INDEX	$4,967,040

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

BDRY pays the Sponsor an annual Sponsor Fee, accrued daily and paid monthly in arrears, equal to the greater of (i) 0.15% per year of the Fund’s average daily net assets; or (ii) $125,000. For the avoidance of doubt, the greater-of test set forth in the preceding sentence is applied on a monthly basis. BDRY also pays an annual fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BDRY such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BDRY’s average daily net assets through December 31, 2026 (the “BDRY Expense Cap,”). The assumption of expenses and waiver of BDRY’s CTA Fee are contractual on the part of the Sponsor and Breakwave, respectively, through December 31, 2026. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BDRY could be adversely impacted, including in its ability to achieve its investment objective.

BWET pays the Sponsor an annual Sponsor Fee, accrued daily and paid monthly in arrears, equal to the greater of (i) 0.30% per year of the Fund’s average daily net assets; or (ii) $50,000. For the avoidance of doubt, the greater-of test set forth in the preceding sentence is applied on a monthly basis. BWET also pays an annual CTA license and service fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BWET’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BWET such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BWET’s average daily net assets through December 31, 2026 (the “BWET Expense Cap”). The assumption of expenses by the Sponsor and waiver of BWET’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively. If after that date, the Sponsor and/or Breakwave no longer assumed expenses or waived the CTA Fee, respectively, BWET could be adversely impacted, including in its ability to achieve its investment objective.

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

The Sponsor does not expect brokerage commissions and fees, on an annual basis, to exceed 0.40% for BDRY and 1.35% for BWET (excluding the impact on the Funds of creation and/or redemption activity) of the NAV of the respective Funds and for execution and clearing services to exceed $12 per lot on behalf of BDRY and $11 per lot on behalf of BWET, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of freight futures, Treasury Instruments or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis.

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

Dissemination of the IFV provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of the Funds’ shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of the Funds ’shares and the IFV. If the market price of the Funds’ shares diverges significantly from the IFV, market professionals will have an incentive to execute arbitrage trades. For example, if the Funds’ shares appear to be trading at a discount compared to the IFV, a market professional could purchase the Funds’ shares on the NYSE Arca and take the opposite position in Freight Futures. Such arbitrage trades can tighten the tracking between the market price of the Funds’ shares and the IFV and thus can be beneficial to all market participants.

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

Determination of Required Payment

The Creation Basket Deposit for BDRY is the NAV of 25,000 shares and 5,000 shares for BWET on the purchase order date, but only if the required payment is timely received. To calculate the NAV, the Administrator will use the Baltic Exchange settlement price (typically determined after 12:00 p.m. E.T. and 2:00 p.m. E.T. for BWET and BDRY Freight Futures respectively) for the Freight Futures.

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

There are a minimum number of specified baskets and associated shares. Once the minimum number of baskets is reached, there can be no more basket redemptions until there has been a Creation Basket. In such case, market makers may be less willing to purchase shares from investors in the secondary market, which may in turn limit the ability of shareholders of the Funds to sell their shares in the secondary market. As of the date of this annual report the minimum level for BDRY is 25,000 Shares and BWET is 5,000 shares, representing two baskets.

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

Regulatory bodies outside the U.S. have also passed or proposed, or may propose in the future, legislation similar to that proposed by the Dodd-Frank Act or other legislation containing other restrictions that could adversely impact the liquidity of and increase costs of participating in the commodities markets. For example, the European Union Markets in Financial Instruments Directive (Directive 2014/65/EU) and Markets in Financial Instruments Regulation (Regulation (EU) No 600/2014)(together “MiFID II”), which has applied since January 3, 2018, governs the provision of investment services and activities in relation to, as well as the organized trading of, financial instruments such as shares, bonds, units in collective investment schemes and derivatives. In particular, MiFID II requires EU Member States to apply position limits to the size of a net position which a person can hold at any time in “critical or significant” commodity derivatives traded on EU trading venues and in “economically equivalent “over-the-counter (“OTC”) contracts. By way of further example, the European Market Infrastructure Regulation (Regulation (EU) No 648/2012, as amended) (“EMIR”) introduced certain requirements in respect of OTC derivatives including: (i) the mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of un-cleared OTC derivative contracts, including the mandatory margining of un-cleared OTC derivative contracts; and (iii) reporting and recordkeeping requirements in respect of all derivatives contracts. In the event that the requirements under EMIR and MiFID II apply, these are expected to increase the cost of transacting derivatives.

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

As of June 30, 2026, BDRY had approximately 4,630 holders of its shares.

Shares of BWET have traded on the NYSE Arca under the symbol “BWET” since May 3, 2023.

As of June 30, 2026, BWET had approximately 401 holders of its shares.

Dividends

The Funds have not made and do not currently intend to make cash distributions to their shareholders.

Issuer Purchases of Equity Securities

The Funds do not purchase shares directly from their shareholders.

Authorized Participant redemption activity for each Fund during the period from April 1, 2026 through June 30, 2026 and the period from April 1, 2025 through June 30, 2025 was as follows:

BDRY
Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from April 1, 2026 through June 30, 2026	2,175,000	$12.26
Period from April 1, 2025 through June 30, 2025	400,000	$5.84

BWET
Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from April 1, 2026 through June 30, 2026	705,000	$165.95
Period from April 1, 2025 through June 30, 2025	-	$-

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

The following graphs illustrate changes in (i) the price of each Fund’s Shares (reflected, as applicable, by the graphs “Comparison of Per Share BDRY NAV to BDRY Market Value for the Three Months Ended June 30, 2026 and 2025”, “Comparison of Per Share BDRY NAV to BDRY Market Value for the Year Ended June 30, 2026 and 2025”, “Comparison of Per Share BWET NAV to BWET Market Value for the Three Months Ended June 30, 2026 and 2025”, and “Comparison of Per Share BWET NAV to BWET Market Value for the Year Ended June 30, 2026 and 2025”) and (ii) each Fund’s NAV(as reflected by the graphs “Comparison of BDRY NAV to Benchmark Index for the Three Months Ended June 30, 2026 and 2025”, “Comparison of BDRY NAV to Benchmark Index for the Year Ended June 30, 2026 and 2025”, “Comparison of BWET NAV to Benchmark Index for the Three Months Ended June 30, 2026 and 2025”, and “Comparison of BWET NAV to Benchmark Index for the Year Ended June 30, 2026 and 2025).”

Each Benchmark Portfolio is frictionless, in that it does not take into account fees or expenses associated with investing in the applicable Fund. The performance of the Funds involves friction, in that fees and expenses impose a drag on performance.

Breakwave Dry Bulk Shipping ETF

During the fiscal year ended June 30, 2026, dry bulk spot rates demonstrated robust performance, with benchmark Capesize rates consistently sustained well above breakeven levels. The convergence of positive demand growth in dry bulk transportation and severe disruptions to vessel supply, driven by both geopolitical events and cyclical factors, yielded one of the strongest markets for dry bulk owners in recent years. Over the 12-month period ending June 30, 2026, the Baltic Dry Index averaged approximately 2,200 points, marking its strongest performance in three years.

Despite relatively muted growth in the Chinese economy, particularly within the critical real estate sector, iron ore imports to China continued to expand even as domestic steel demand recorded another annual decline. This divergence between two highly interdependent commodities is attributable to significant iron ore inventory accumulation, falling domestic ore production, and a structural shift toward more affordable, lower-grade material, which requires greater volume to achieve equivalent steel output. While these conditions are unsustainable over the long term, the current landscape is expected to continue supporting high volumes of iron ore imports into the country.

Concurrently, emerging iron ore exports from West Africa following the highly anticipated commissioning of the Simandou project, coupled with robust regional bauxite exports, are extending average sailing distances (ton-mile demand). This development has effectively reduced available vessel capacity across the global fleet.

Furthermore, ongoing geopolitical developments in the Middle East are indirectly impacting the dry bulk shipping sector. Fuel availability has become a critical challenge for numerous vessel operators, resulting in extended waiting times and substantial route diversions to secure bunker fuel. Finally, because a large segment of the global dry bulk fleet is approaching its 15-year special survey, drydocking requirements have exceeded historical annual averages, further tightening available vessel supply.

The convergence of these variables serves as the primary catalyst for the strong dry bulk market observed over the past 12 months. While the continuation of these tailwinds depends on several variables, upcoming newbuild deliveries are gradually accelerating fleet growth beyond projected demand growth, a trend that needs monitoring as it could ultimately cap further rate appreciation.

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

The per Share market value of BDRY and its NAV tracked closely for the three months ended June 30, 2026.

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

The per Share market value of BDRY and its NAV tracked closely for the year ended June 30, 2026.

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

The graph above compares the return of BDRY with the benchmark portfolio returns for the three months ended June 30, 2026. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

The graph above compares the return of BDRY with the benchmark portfolio returns for the year ended June 30, 2026. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

FOR THE YEAR ENDED JUNE 30, 2026

Fund Share Price Performance

During the year ended June 30, 2026, the NYSE Arca market value of each share increased (113.87%) from $5.55 per share, representing the closing price on June 30, 2025, to $11.87 per share, representing the closing price on June 30, 2026. The share price high and low for the year ended June 30, 2026 and related change from the closing share price on June 30, 2025 was as follows: shares traded from a high of $13.33 per share (+140.18%) on May 13, 2026 to a low of $5.63 per share (+1.44%) on July 1, 2025.

Fund Share Net Asset Value Performance

For the year ended June 30, 2026, the net asset value of each share increased (+115.48%) from $5.63 per share to $12.12 per share. Net gains in the futures contracts and Fund expenses resulted in the overall increase in the NAV per share during the year ended June 30, 2026.

Net Income for the year ended June 30, 2026, was $40,388,599, resulting from net realized gains on futures contracts of $39,708,795, net unrealized gains on futures contracts of $1,177,999, and the net investment loss of $498,195.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026

Fund Share Price Performance

During the three months ended June 30, 2026, the NYSE Arca market value of each Share increased (+19.06%) from $9.97 per Share, representing the closing price on March 31, 2026, to $11.87 per Share, representing the closing price on June 30, 2026. The Share price high and low for the three months ended June 30, 2026 and related change from the closing Share price on March 31, 2026 was as follows: Shares traded from a high of $13.13 per Share (+33.70%) on May 13, 2026 to a low of $9.94 per Share (-0.30%) on April 6, 2026.

Fund Share Net Asset Performance

For the three months ended June 30, 2026, the net asset value of each Share increased (+20.12%) from $10.09 per Share to $12.12 per Share. Net gains in the futures contracts and Fund expenses resulted in the overall increase in the NAV per share during the three months ended June 30, 2026.

Net income for the three months ended June 30, 2026, was $8,356,379, resulting from net realized gains on futures contracts of $6,025,490, net unrealized gains on futures contracts of $2,473,894, and the net investment loss of $143,005.

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

Breakwave Tanker Shipping ETF

During the reporting period ended June 30, 2026, crude tanker spot rates exhibited extreme volatility, with spot rates for Very Large Crude Carriers (VLCCs) reaching unprecedented historical peaks as a direct consequence of the U.S.–Iran conflict that commenced in March 2026. Given the VLCC sector’s heavy exposure to the Middle East, the operational impact of the Strait of Hormuz closure drove spot freight rates to extraordinary levels, driven by shipowners demanding a substantial risk premium to transit an active combat zone. This severe geopolitical disruption, characterized by near-daily attacks on commercial shipping lanes, has decoupled spot rates from standard supply-and-demand fundamentals, which would otherwise point to a significantly lower equilibrium.

While global oil demand and vessel capacity historically served as the primary drivers of tanker markets, the past six months have seen market dynamics shift decisively toward geopolitical risk factors. Consequently, the near-term outlook for tanker freight rates remains highly contingent upon political developments in the Middle East and the trajectory of the U.S.–Iran conflict. Traditional fundamental metrics currently imply a much softer freight environment, rendering conventional supply-demand modeling unreliable for accurate forecasting. Accordingly, the probability of a sharp correction in freight rates remains exceptionally high; once regional hostilities cease and normal transits resume through the Strait of Hormuz, freight rates are widely projected to decline sharply from their current elevated baselines.

A critical downside risk to the medium-term tanker outlook is the pronounced softening of Chinese oil demand, alongside questions regarding its structural persistence beyond any eventual normalization in the Middle East. China remains the primary global demand center for crude oil transportation, yet its recent maritime import volumes contracted to their lowest levels in at least eight years. While it remains unclear whether this demand destruction is cyclical or indicative of a permanent structural shift, the risk of a structurally lower import baseline must be factored into future projections. Overall, the expectation for a significant downward correction in tanker freight rates over the medium term remains highly probable, necessitating continuous, close monitoring of both geopolitical developments and underlying industry supply-demand fundamentals.

Differences in the benchmark return and BWET net asset value per share are due primarily to the following factors:

●	Benchmark portfolio uses settlement prices of freight futures vs. BWET closing share price for BWET.

●	Benchmark portfolio roll methodology assumes rolls that happen evenly at fractions of lots vs. BWET that transacts at real minimum lot size available pursuant to market practice (5 lots minimum).

●	Benchmark portfolio assumes rolls that are happening at daily settlement prices vs. BWET that transacts at prevailing prices during the day that might or might not be equal to settlement prices.

●	Benchmark portfolio assumes no trading commissions vs. BWET that pays $0.04 per ton in commissions per transaction.

●	Benchmark portfolio assumes no clearing fees vs BWET that pays approximately $11 per lot in clearing fees per transaction.

●	Benchmark portfolio assumes no management fees vs. BWET fee structure.

●	Creations and redemptions that lead to transactions in the freight futures market might occur at prices that might be different versus the settlement prices.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE ORNEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the three months ended June 30, 2026.

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

The per Share market value of BWET and its NAV tracked closely for the year ended June 30, 2026.

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

The graph above compares the return of BWET with the benchmark portfolio returns for the three months ended June 30, 2026. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

The graph above compares the return of BWET with the benchmark portfolio returns for the year ended June 30, 2026. The difference in the NAV price and the benchmark value often results in the appearance of a NAV premium or discount to the benchmark. The difference is related to the cumulative impact on NAV of the Fund’s income and expenses during the period presented in the chart above.

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

FOR THE YEAR ENDED JUNE 30, 2026

Fund Share Price Performance

During the year ended June 30, 2026, the NYSE Arca market value of each share increased (+1,293.88%) from $10.64 per share, representing the closing price on June 30,2025, to $148.38 per share, representing the closing price on June 30, 2026. The share price high and low for the year ended June 30, 2026 and related change from the closing share price on June 30, 2025 was as follows: shares traded from a high of $217.75 per share (+1946.52%) on June 22, 2026 to a low of $10.26 per share (-3.57%) on April 1, 2026.

Fund Share Net Asset Value Performance

For the year ended June 30, 2026, the net asset value of each share increased (+1,320.79%) from $10.63 per share to $151.05 per share. Net gains in the futures contracts and Fund expenses resulted in the overall increase in the NAV per share during the year ended June 30, 2026.

Net Income for the year ended June 30, 2026, was $38,797,444, resulting from net realized gains on futures contracts of $43,765,463, net unrealized losses on futures contracts of $4,692,712, and the net investment loss of $275,307.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026

Fund Share Price Performance

During the three months ended June 30, 2026, the NYSE Arca market value of each Share increased (+50.64%) from $98.50 per Share, representing the closing price on March 31, 2026, to $148.38 per Share, representing the closing price on June 30, 2026. The Share price high and low for the three months ended June 30, 2026 and related change from the closing Share price on March 31, 2026 was as follows: Shares traded from a high of $217.75 per Share (+121.07%) on June 22, 2026 to a low of $116.32 per Share (+18.09%) on April 1, 2026.

Fund Share Net Asset Performance

For the three months ended June 30, 2026, the net asset value of each Share increased (+26.12%) from $119.77 per Share to $151.05 per Share. Net gains in the futures contracts and Fund expenses resulted in the overall increase in the NAV per share during the three months ended June 30, 2026.

Net income for the three months ended June 30, 2026, was $11,670,914, resulting from net realized gains on futures contracts of $33,882,431, net unrealized losses on futures contracts of $22,020,347, and the net investment loss of $191,170.

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, and cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in Freight Futures, cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Funds is paid to the Funds. Please refer to the Statement of Operations for interest income received for the years ended June 30, 2026 and 2025.

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

Off Balance Sheet Financing

As of June 30, 2026, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplemental Data.

AMPLIFY COMMODITY TRUST

Combined Statements of Assets and Liabilities

June 30, 2026

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING	TANKER SHIPPING
	ETF	ETF	COMBINED
Assets
Investments in securities, at fair value (cost $4,429,728 and $4,510,012, respectively)	$4,429,728	$4,510,012	$8,939,740
Segregated cash held by broker*	25,473,930	17,807,376	43,281,306
Unrealized appreciation on futures contracts	316,510	-	316,510
Interest receivable	104,277	52,551	156,828
Total assets	30,324,445	22,369,939	52,694,384
Liabilities
Due to Sponsor	39,213	35,083	74,296
Unrealized depreciation on futures contracts	-	4,753,614	4,753,614
Other accrued expenses	285,291	189,499	474,790
Payable for fund shares redeemed	-	2,271,473	2,271,473
Total liabilities	324,504	7,249,669	7,574,173

Net Assets	$29,999,941	$15,120,270	$45,120,211
Net Assets Consist Of:
Paid-in Capital	$(35,328,032)	$(23,497,241)	$(58,825,273)
Total Distributable Earnings (Accumulated Deficit)	65,327,973	38,617,511	103,945,484
Net Assets	$29,999,941	$15,120,270	$45,120,211

Shares outstanding (unlimited authorized)	2,475,040	100,100
Net asset value per share	$12.12	$151.05
Market value per share	$11.87	$148.38
*Required margin held as collateral for open futures contracts	$5,027,625	$6,840,449

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Assets and Liabilities

June 30, 2025

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING	TANKER SHIPPING
	ETF	ETF	COMBINED
Assets
Investment in securities, at fair value (cost $44,760,073 and $544,616, respectively)	$44,760,073	$544,616	$45,304,689
Segregated cash held by broker*	22,114,350	949,850	23,064,200
Due from Sponsor	-	25,661	25,661
Interest receivable	178,751	3,551	182,302
Total assets	67,053,174	1,523,678	68,576,852
Liabilities
Due to Sponsor	136,622	-	136,622
Unrealized depreciation on futures contracts	861,490	60,903	922,393
Other accrued expenses	238,798	132,780	371,578
Total liabilities	1,236,910	193,683	1,430,593

Net Assets	$65,816,264	$1,329,995	$67,146,259
Net Assets Consist Of:
Paid-in Capital	$40,876,890	$1,509,928	$42,386,818
Total Distributable Earnings (Accumulated Deficit)	24,939,374	(179,933)	24,759,441
Net Assets	$65,816,264	$1,329,995	$67,146,259

Shares outstanding (unlimited authorized)	11,700,040	125,100
Net asset value per share	$5.63	$10.63
Market value per share	$5.55	$10.64
*Required margin held as collateral for open futures contracts	$14,101,115	$337,840

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Schedules of Investments

June 30, 2026

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE TANKER SHIPPING ETF	COMBINED
MONEY MARKET FUNDS - 14.8% and 29.8%, respectively
Invesco Government & Agency Portfolio - Institutional Class, 3.56% (a) (4,429,728 and 4,510,012 shares, respectively)	$4,429,728	$4,510,012	$8,939,740
TOTAL MONEY MARKET FUNDS (Cost $4,429,728 and $4,510,012, respectively)	4,429,728	4,510,012	8,939,740

Total Investments (Cost $4,429,728 and $4,510,012, respectively) - 14.8% and 29.8%, respectively	4,429,728	4,510,012	8,939,740
Other Assets in Excess of Liabilities - 85.2% and 70.2%, respectively (b)	25,570,213	10,610,258	36,180,471
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$29,999,941	$15,120,270	$45,120,211

(a)	Annualized seven-day yield as of June 30, 2026.
(b)	$25,473,930 and $17,807,376, respectively, of cash is pledged as collateral for futures contracts.

Breakwave Dry Bulk Shipping ETF Schedule of Open Futures Contracts June 30, 2026	Unrealized Appreciation/ (Depreciation)	Notional Value	Percentage of Capital
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring July 31, 2026 (Underlying Face Amount at Market Value - $4,889,280) (165 contracts)	(223,970)	4,889,280	16%
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring August 31, 2026 (Underlying Face Amount at Market Value - $5,164,500) (165 contracts)	51,250	5,164,500	17%
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring September 30, 2026 (Underlying Face Amount at Market Value - $5,525,190) (165 contracts)	411,940	5,525,190	19%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring July 31, 2026 (Underlying Face Amount at Market Value - $4,016,565) (205 contracts)	24,565	4,016,565	13%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring August 31, 2026 (Underlying Face Amount at Market Value - $3,910,375) (205 contracts)	(81,625)	3,910,375	13%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring September 30, 2026 (Underlying Face Amount at Market Value - $3,854,820) (205 contracts)	(137,180)	3,854,820	13%
Baltic Exchange Supramax T/C Average Shipping Route Expiring July 31, 2026 (Underlying Face Amount at Market Value - $1,052,865) (55 contracts)	110,365	1,052,865	3%
Baltic Exchange Supramax T/C Average Shipping Route Expiring August 31, 2026 (Underlying Face Amount at Market Value - $1,037,905) (55 contracts)	95,405	1,037,905	3%
Baltic Exchange Supramax T/C Average Shipping Route Expiring September 30, 2026 (Underlying Face Amount at Market Value - $1,008,260) (55 contracts)	65,760	1,008,260	3%
	$316,510	$30,459,760	100%

Breakwave Tanker Shipping ETF Schedule of Open Futures Contracts June 30, 2026	Unrealized Appreciation/ (Depreciation)	Notional Value	Percentage of Capital
Baltic Freight Route West Africa to Continent Expiring July 31, 2026 (Underlying Face Amount at Market Value - $735,400) (20 contracts)	248,543	735,400	4%
Baltic Freight Route West Africa to Continent Expiring August 31, 2026 (Underlying Face Amount at Market Value - $587,520) (20 contracts)	100,663	587,520	3%
Baltic Freight Route West Africa to Continent Expiring September 30, 2026 (Underlying Face Amount at Market Value - $531,600) (20 contracts)	44,743	531,600	3%
Baltic Freight Route Middle East Gulf to China Expiring July 31, 2026 (Underlying Face Amount at Market Value - $5,764,990) (110 contracts)	(1,353,983)	5,764,990	33%
Baltic Freight Route Middle East Gulf to China Expiring August 31, 2026 (Underlying Face Amount at Market Value - $5,265,120) (120 contracts)	(1,807,370)	5,265,120	29%
Baltic Freight Route Middle East Gulf to China Expiring September 30, 2026 (Underlying Face Amount at Market Value - $4,967,040) (120 contracts)	(1,986,210)	4,967,040	28%
	$(4,753,614)	$17,851,670	100%

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

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Year Ended June 30, 2026

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE TANKER SHIPPING ETF	COMBINED
Investment Income
Interest	$1,260,266	$361,660	$1,621,926

Expenses
CTA Fees (See Note 4)	618,991	197,294	816,285
Brokerage commissions	365,183	156,246	521,429
Tax Preparation Fees	255,466	110,239	365,705
Sponsor Fee (See Note 4)	125,002	67,685	192,687
Wholesale support fees	76,318	35,375	111,693
Legal fees	63,682	62,958	126,640
Admin/accounting/custodian/transfer agent fees	65,359	62,980	128,339
Audit Fees	52,000	47,980	99,980
Regulatory reporting fees	25,091	25,091	50,182
Principal Financial Officer fees	25,091	25,091	50,182
Chief Compliance Officer fees	25,091	25,091	50,182
NJ Filing fees	28,459	-	28,459
Marketing expenses	14,965	14,965	29,930
Printing and Postage	11,548	7,076	18,624
Miscellaneous expenses	13,357	2,909	16,266
Listing and calculation agent fees	7,619	7,619	15,238
Insurance expense	6,570	6,570	13,140
Distribution fees	6,110	530	6,640
Trustee fees	2,555	2,555	5,110
Interest Expense	-	4,493	4,493
Total Expenses	1,788,457	862,747	2,651,204
Less: Waiver of CTA fee (See Note 4)	(33,760)	(240,191)	(273,951)
Less: Expenses reimbursed to/(absorbed by) Sponsor (See Note 4)	3,764	14,411	18,175
Net Expenses	1,758,461	636,967	2,395,428
Net Investment Loss	(498,195)	(275,307)	(773,502)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Futures contracts	39,708,795	43,765,463	83,474,258

Change in Unrealized Gain (Loss) on
Futures contracts	1,177,999	(4,692,712)	(3,514,713)
Net realized and unrealized gain (loss)	40,886,794	39,072,751	79,959,545
Net Income	$40,388,599	$38,797,444	$79,186,043

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Operations

Year Ended June 30, 2025

	BREAKWAVE DRY BULK	BREAKWAVE TANKER
	SHIPPING ETF	SHIPPING ETF	COMBINED
Investment Income
Interest	$1,403,394	$66,831	$1,470,225

Expenses
Sponsor fee (See Note 4)	125,002	50,001	175,003
CTA fee (See Note 4)	589,680	27,481	617,161
Audit fees	51,130	50,758	101,888
Tax preparation fees	169,075	41,396	210,471
Admin/accounting/custodian/transfer agent fees	63,163	63,276	126,439
Legal fees	84,541	79,951	164,492
Chief Compliance Officer fees	24,904	24,904	49,808
Principal Financial Officer fees	24,904	24,904	49,808
Regulatory reporting fees	25,002	25,002	50,004
Brokerage commission fees	457,339	30,320	487,659
Distribution fees	6,145	513	6,658
NJ filing fees	106,265	3,650	109,915
Insurance fees	6,384	6,286	12,670
Listing and calculation agent fees	7,510	7,510	15,020
Marketing fees	14,965	14,965	29,930
Trustee fees	2,555	2,555	5,110
Printing and postage fees	19,065	14,471	33,536
Wholesale support fees	73,621	17,808	91,429
Miscellaneous fees	447	248	695
Total Expenses	1,851,697	485,999	2,337,696
Less: Waiver of CTA fee (See Note 4)	(217,687)	(27,481)	(245,168)
Less: Expenses reimbursed to/(absorbed by) Sponsor (See Note 4)	242,025	(361,863)	(119,838)
Net Expenses	1,876,035	96,655	1,972,690
Net Investment Loss	(472,641)	(29,824)	(502,465)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss) on
Futures contracts	(15,925,057)	(1,053,410)	(16,978,467)

Change in Unrealized Gain (Loss) on
Futures contracts	(72,815)	54,977	(17,838)
Net realized and unrealized gain (loss)	(15,997,872)	(998,433)	(16,996,305)
Net Loss	$(16,470,513)	$(1,028,257)	$(17,498,770)

See accompanying notes to combined financial statements.

AMPLIFY COMMODITY TRUST

Combined Statements of Changes in Net Assets

Year Ended June 30, 2026

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE TANKER SHIPPING ETF	COMBINED
Net Assets at Beginning of Period	$65,816,264	$1,329,995	$67,146,259

Increase (decrease) in Net Assets from share transactions
Addition of 3,775,000 and 1,050,000 shares, respectively	36,413,078	99,159,804	135,572,882
Redemption of 13,000,000 and 1,075,000 shares, respectively	(112,618,000)	(124,166,973)	(236,784,973)
Net Increase (decrease) in Net Assets from share transactions	(76,204,922)	(25,007,169)	(101,212,091)

Increase (decrease) in Net Assets from operations
Net investment income (loss)	(498,195)	(275,307)	(773,502)
Net realized gain (loss)	39,708,795	43,765,463	83,474,258
Change in net unrealized gain (loss)	1,177,999	(4,692,712)	(3,514,713)
Net Increase (decrease) in Net Assets from operations	40,388,599	38,797,444	79,186,043

Net Assets at End of Period	$29,999,941	$15,120,270	$45,120,211

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

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2026 and 2025

(1) Organization

Amplify Commodity Trust (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. Effective after the close of trading on February 14, 2024, ETF Managers Capital LLC, as the prior sponsor and commodity pool operator (the “Former Sponsor”) of the Trust, entered into an agreement (the “Transfer Agreement”) to resign as Sponsor to the Trust and transfer its role as the Trust’s sponsor to Amplify Investments LLC (“the Sponsor.”) Under the terms of the Transfer Agreement, the Former Sponsor no longer has any involvement in the operations, management or marketing of the Fund. In connection with this change of Sponsor, Trust changed its name from the ETF Managers Group Commodity Trust I to the Amplify Commodity Trust. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently consists of two separate series. BREAKWAVE DRY BULK SHIPPING ETF (“BDRY”), is the first series of the Trust and is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The second series of the Trust, BREAKWAVE TANKER SHIPPING ETF (“BWET”), each a “Fund” and together with BDRY, the “Funds”), is also a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The Funds are managed and controlled by the Sponsor, a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Association (“NFA”). Breakwave Advisors, LLC (“Breakwave”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as the Funds commodity trading advisor.

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

BDRY’s investment objective is to provide investors with exposure to the daily change in the price of dry bulk freight futures, before expenses and liabilities of BDRY, by tracking the performance of a portfolio (the “BDRY Benchmark Portfolio”) consisting of a three-month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight (“Freight Futures”). Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship – Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 5TC Index; and

●	Supramax: the Supramax 10TC Index.

The value of the Capesize 5TC Index is disseminated at 11:00 a.m., London Time and the value of the Panamax 5TC Index and the Supramax 10TC Index each is disseminated at 1:00 p.m., London Time. The Reference Index information disseminated by the Baltic Exchange also includes the components and value of each component in each Reference Index. Such Reference Index information also is widely disseminated by Reuters and/or other major market data vendors.

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

June 30, 2026 and 2025

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

BWET’s investment objective is to provide investors with exposure to the daily change in the price of crude oil tanker freight futures, before expenses and liabilities of the Fund, by tracking the performance of a portfolio (the “BWET Benchmark Portfolio”) mainly consisting of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure prices for shipping crude oil (“Freight Futures”). Freight Futures reflect market expectations for the future cost of transporting crude oil. Each Reference Index is published each United Kingdom business day by the London-based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for crude oil in a specific size category of cargo ship and for a specific route. The two Reference Indexes are as follows:

●	The TD3C Index: Middle East to China, 270,000mt cargo (Very Large Crude Carrier or VLCC tankers);

●	The TD20 Index: West Africa to Europe, 130,000mt cargo (Suezmax Tankers)

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2026 and 2025

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

June 30, 2026 and 2025

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the years ended June 30, 2026 and 2025 was at 4:00 p.m. Eastern Time on June 30, 2026 and June 30, 2025, respectively.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the years ended June 30, 2026 and 2025.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at June 30, 2026 and June 30, 2025, respectively.

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

June 30, 2026 and 2025

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

The following tables summarize BDRY’s valuation of investments at June 30, 2026 and 2025 using the fair value hierarchy:

	June 30, 2026
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$4,429,728	$316,510	$4,746,238

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized appreciation on futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2025
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$44,760,073	$(861,490)	$43,898,583

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the years ended June 30, 2026 and 2025, BDRY recognized no transfers from Level I, Level II or Level III.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2026 and 2025

(2) Summary of Significant Accounting Policies - Continued

(g) Financial Instruments and Fair Value - Continued

The following tables summarize BWET’s valuation of investments at June 30, 2026 and 2025 using the fair value hierarchy:

	June 30, 2026
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$4,510,012	$(4,753,614)	$(243,602)

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2025
	Short-Term Investments(a)	Futures Contracts(b)	Total
Level I – Quoted Prices	$544,616	$(60,903)	$483,713

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the years ended June 30, 2026 and 2025, BWET recognized no transfers from Level I, Level II or Level III.

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at June 30, 2026 and 2025. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

(j) New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Funds operate as single segment entities. The Funds’ income, expenses, assets, and performance are regularly monitored and assessed by the executive committee of the Sponsor, who serve as the chief operating decision makers, using the information presented in the financial statements and financial highlights.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2026 and 2025

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

All open derivative positions at June 30, 2026 and 2025, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2026 and 2025

(3) Investments - Continued

(c) Futures Contracts - Continued

Average Derivative Volume, for the year ended June 30, 2026

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	840	$16,000,104
Breakwave Tanker Shipping ETF	311	$13,236,792
Amplify Commodity Trust (combined)	1,151	$29,236,896

Average Derivative Volume, for the year ended June 30, 2025

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	1,233	$16,859,719
Breakwave Tanker Shipping ETF	52	$710,033
Amplify Commodity Trust (combined)	1,285	$17,569,752

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2026

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Unrealized appreciation on futures contracts	$759,285	Unrealized depreciation on futures contracts	$442,775	$316,510

(a)	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Unrealized appreciation on futures contracts	$1,932,930	Unrealized depreciation on futures contracts	$2,794,420	$861,490

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2026 and 2025

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2026

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$39,708,795	$1,177,999

The futures contracts open at June 30, 2026 are indicative of the activity for the year ended June 30, 2026.

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

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2026 and 2025

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2026

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Crude Oil Tanker Index Rates Market Risk	Unrealized appreciation on futures contracts	$393,949	Unrealized depreciation on futures contracts	$5,147,563	$4,753,614

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2025

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Crude Oil Tanker Index Rates Market Risk	Unrealized appreciation on futures contracts	$4,464	Unrealized depreciation on futures contracts	$65,367	$60,903

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2026 and 2025

(3) Investments - Continued

(c) Futures Contracts - Continued

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations

For the Year Ended June 30, 2026

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$43,765,463	$(4,692,712)

The futures contracts open at June 30, 2026 are indicative of the activity for the year ended June 30, 2026.

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

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2026 and 2025

(4) Agreements

(a) Management Fee

Each Fund pays the Sponsor a sponsor fee (the “Sponsor Fee”) in consideration of the Sponsor’s advisory services to the Funds. Additionally, each Fund pays the commodity trading advisor a license and service fee (the “CTA fee”).

BDRY pays the Sponsor an annual Sponsor Fee, accrued daily and paid monthly in arrears, equal to the greater of (i) 0.15% per year of the Fund’s average daily net assets; or (ii) $125,000. For the avoidance of doubt, the greater-of test set forth in the preceding sentence is applied on a monthly basis. BDRY also pays an annual fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BDRY’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BDRY such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BDRY’s average daily net assets through December 31, 2026 (the “BDRY Expense Cap,”). The assumption of expenses by the Sponsor and waiver of BDRY’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $33,760 and $217,687, for the years ended June 30, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. Effective September 1, 2022 Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At June 30, 2026, BDRY is subject to potential future repayments of $29,996 to Breakwave. The potential future repayment expires during the year ending June 30, 2029.

BWET pays the Sponsor an annual Sponsor Fee, accrued daily and paid monthly in arrears, equal to the greater of (i) 0.30% per year of the Fund’s average daily net assets; or (ii) $50,000. For the avoidance of doubt, the greater-of test set forth in the preceding sentence is applied on a monthly basis. BWET also pays an annual CTA license and service fee to Breakwave, monthly in arrears, in an amount equal to 1.45% of BWET’s average daily net assets. Breakwave has agreed to waive its CTA fee to the extent necessary, and the Sponsor has voluntarily agreed to correspondingly assume the remaining expenses of BWET such that Fund expenses do not exceed an annual rate of 3.50%, excluding brokerage commissions, interest expense, and extraordinary expenses, if any, of the value of BWET’s average daily net assets through December 31, 2026 (the “BWET Expense Cap”). The assumption of expenses by the Sponsor and waiver of BWET’s CTA fee are contractual on the part of the Sponsor and Breakwave, respectively.

The waiver of BWET’s CTA fees, pursuant to the undertaking, amounted to $240,191 and $27,481 for the years ended June 30, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At June 30, 2026, BWET is subject to potential future repayments of $991,909 to Breakwave. The potential future repayments expire during the years ending June 30, 2027, 2028, and 2029 in the amounts of $333,888, $389,344, and $268,677, respectively.

The Funds currently accrue their daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of BDRY, expenses reimbursed to Sponsor of $3,764 and $242,025 for the years ended June 30, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations.

In the case of BWET, expenses reimbursed to the Sponsor aggregated $14,411 and expenses absorbed by the Sponsor of $361,863 for the years ended June 30, 2026 and 2025, as disclosed in the Combined Statements of Operations.

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

June 30, 2026 and 2025

(4) Agreements - Continued

(b) The Administrator, Custodian, Fund Accountant and Transfer Agent - Continued

Each Fund has agreed to pay U.S. Bank 0.05% of average assets under management (AUM), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. Please refer to the Statement of Operations for admin/accounting/custodian/transfer agent fees expensed during the years ended June 30, 2026 and 2025.

(c) The Distributor

The Sponsor entered into a Marketing Agent Agreement (the “Marketing Agreement”) on behalf of the Trust and the Funds with Foreside Fund Services, LLC (“Foreside”), pursuant to which Foreside provides certain marketing services to the Funds. Each Fund pays an annual fee for such distribution services and related administrative services, with a minimum of approximately $10,000 payable annually. Pursuant to the Marketing Agent Agreement between the Sponsor, the Funds and Foreside, Foreside assists the Sponsor and the Funds with certain functions and duties relating to distribution and marketing services to the Funds, including reviewing and approving marketing materials and certain regulatory compliance matters. Foreside also assists with the processing of creation and redemption orders. Foreside’s principal business office is located in Portland, ME. Please refer to the Statement of Operations for distribution and related administrative services expensed during the years ended June 30, 2026 and 2025.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BWET pays the Sponsor an annual fee for wholesale support services of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly. Please refer to the Statement of Operations for wholesale support fees expensed during the years ended June 30, 2026 and 2025.

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

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% for BDRY and 1.35% for BWET (excluding the impact on each Fund of creation and/or redemption activity) of the net asset value of BDRY and BWET, respectively, for execution and clearing services on behalf of the Funds, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. Please refer to the Statement of Operations for brokerage commission fees expensed during the years ended June 30, 2026 and 2025.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2026 and 2025

(4) Agreements - Continued

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Funds. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. Please refer to the Statement of Operations for trustee fees expensed during the years ended June 30, 2026 and 2025.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, if any, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. Please refer to the Statement of Operations for routine offering, operational, administrative or other ordinary expenses recognized during the years ended June 30, 2026 and 2025.

The Sponsor, in accordance with the BWET Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BWET by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BWET in excess of 3.50% (excluding brokerage commissions and interest expense) of BWET’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. Please refer to the Statement of Operations for routine offering, operational, administrative or other ordinary expenses recognized during the years ended June 30, 2026 and 2025.

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

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2026 and 2025

(4) Agreements - Continued

(h) Extraordinary Fees and Expenses

The Funds will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended June 30, 2026 and 2025, respectively, BDRY did not incur such expenses. For the years ended June 30, 2026 and 2025, respectively, BWET did not incur such expenses.

(5) Creations and Redemptions

Each Fund issues and redeems Shares from time to time, but only in one or more Creation Baskets. A Creation Basket is a block of 25,000 and 5,000 Shares for BDRY and BWET, respectively, of the particular Fund. At Fund formation, BDRY Creation Baskets consisted of 50,000 Shares and BWET consisted of 25,000 shares. BDRY Creation Basket size was subsequently changed to 25,000 units. BWET Creation Basket size was subsequently changed to 5,000 units beginning May 1, 2026. Baskets may be created or redeemed only by Authorized Participants.

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

(b) Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2026

	Shares	Net Assets Decrease
Shares Sold	3,775,000	$36,413,078
Shares Redeemed	(13,000,000)	(112,618,000)
Net Decrease	(9,225,000)	$(76,204,922)

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2026 and 2025

(5) Creations and Redemptions - Continued

(b) Share Transactions – Continued

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2025

	Shares	Net Assets Increase
Shares Sold	10,500,000	$61,471,098
Shares Redeemed	(2,025,000)	(18,297,475)
Net Increase	8,475,000	$43,173,623

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2026

	Shares	Net Assets Decrease
Shares Sold	1,050,000	$99,159,804
Shares Redeemed	(1,075,000)	(124,166,973)
Net Decrease	(25,000)	$(25,007,169)

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Year Ended June 30, 2025

	Shares	Net Assets Increase
Shares Sold	100,000	$1,501,605
Shares Redeemed	(100,000)	(1,231,170)
Net Increase	-	$270,435

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2026 and 2025

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

Similar to other futures contracts, the Freight Futures curve shape could be either in “contango” (where the futures curve is upward sloping with next futures price higher than the current one) or “backwardation” (where each of the next futures price is lower than the current one). Contango curves are generally characterized by negative roll cost, as the expiring contract value is lower than the next prompt contract value, assuming the same lot size. That means there could be losses incurred when the contracts are rolled each period (“Negative Roll Risk”) and such losses are independent of the Freight Futures price level.

The ongoing US-Iran conflict has led to major disruptions in oil flows out of the Middle East. The Strait of Hormuz, one of the most important waterways in the world, has seen a major disruption when it comes to vessel transits. As a result, freight rates for tankers have seen significant increases not only for vessels originating in the Middle East but around the globe due to heightened risk but also due to price dislocation in crude oil and related energy products. The disruption in oil flows has so far led to rapid increases in freight rates, but as long as the disruption persists, the risk of much lower rates is increasing as there is declining amount of oil shipped given the disruption. Spot freight rates might remain extremely volatile leading to significant volatility in freight futures. In addition, any resolution to the conflict and normalization of trade could lead to major and sharp declines in tanker freight rates and as a result in tanker freight futures. Although dry bulk rates remain relatively immune to the regional conflict as the amount of dry bulk cargo moving through the Straits of Hormuz is not significant versus other regions, the economic impact might affect global demand for commodities and thus lead to a decline in dry bulk freight rates.

Overall, the ongoing US-Iran conflict and the uncertainty relating to the timing and the matter of resolution remains a substantial risk to shipping and to freight rates and should continue to lead to extremely high volatility in tanker freight rates as well as tanker freight futures. The resulting volatility could greatly affect the value of BWET and could lead to significant and rapid decline in the value of the Fund and, to a smaller extent, also affect the value of BDRY.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2026 and 2025

(6) Risk - Continued

(a) Investment Related Risk - Continued

The Russia Ukraine war continues to pose an increasing risk for global economic growth. Major economic sanctions against Russia are having a considerable impact on oil and gas prices, given the dependence of the EU on oil and gas exports out of Russia combined with limited spare capacity of such commodities globally. Energy price volatility has increased significantly, leading to inflationary pressures in the major developed countries that rely heavily on oil and gas exports out of Russia. In addition, disruptions in oil supply could lead to a drop in oil volumes been shipped and as a result a decline in demand for oil transportation. Such a decline could negatively affect tanker freight rates and as a result could negatively affect the price of BWET.

The announcements of tariffs on import goods by the US as well as corresponding increase in tariffs by other countries can have a meaningful negative impact on trade volumes, which could have a material adverse impact on shipping rates. As tariffs lead to less imports and exports, demand for transportation could potentially decrease leading to lower shipping rates. Such negative impact could affect both dry bulk and tanker rates alike. The impact of the implementation of higher tariffs around the globe on dry bulk shipping and tanker shipping will be negative, all else equal, leading to lower spot rates and as a result lower freight futures prices and a decline in the value of BDRY as well as BWET.

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

June 30, 2026 and 2025

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2026, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

Amplify Commodity Trust

Notes to Combined Financial Statements

June 30, 2026 and 2025

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the years ended June 30, 2026 and 2025, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	BREAKWAVE DRY BULK		BREAKWAVE TANKER
	SHIPPING ETF		SHIPPING ETF
	For the Year Ended June 30,		For the Year Ended June 30,
	2026	2025	2026	2025

Net Asset Value
Net asset value per Share, beginning of period	$5.63	$12.13	$10.63	$16.69
Net investment loss*	(0.11)	(0.08)	(1.53)	(0.20)
Net realized and unrealized gain (loss)	6.60	(6.42)	141.95	(5.86)
Net Income (Loss)	6.49	(6.50)	140.42	(6.06)
Net Asset Value per Share, end of period	$12.12	$5.63	$151.05	$10.63
Market Value per Share, end of period	$11.87	$5.55	$148.38	$10.64
Ratios to Average Net Assets**
Expense Ratio	4.12%	4.61%	4.68%	5.10%
Expense Ratio**** before Waiver/Assumption	4.19%	4.55%	6.34%	25.64%
Net Investment Loss after waiver	(1.17)%	(1.16)%	(2.02)%	(1.57)%
Total Return, at Net Asset Value***	115.48%	(53.62)%	1320.79%	(36.30)%
Total Return, at Market Value***	113.87%	(54.66)%	1293.88%	(36.60)%

*	Calculated based on average shares outstanding during the period.
**	Percentages are annualized
***	Percentages are not annualized
****	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any

11) Subsequent Events

In preparing these annual financial statements, the Fund has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments to the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Amplify Commodity Trust

Opinion on the Financial Statements

We have audited the accompanying combined statements of assets and liabilities, including the combined schedules of investments and futures contracts, of Breakwave Dry Bulk Shipping ETF and Breakwave Tanker Shipping ETF (“the Funds”), each a series of Amplify Commodity Trust, as of June 30, 2026 and June 30, 2025, the related combined statements of operations and changes in net assets for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of each of the Funds as of June 30, 2026 and June 30, 2025, the results of their operations and changes in their net assets for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Funds are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Funds’ internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 2026 and June 30, 2025, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical Audit Matters Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to management and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the auditor of one or more investment companies advised by Amplify Investments, LLC since 2015.

/s/ Cohen & Company, LTD.

COHEN & COMPANY, LTD.

Cleveland, Ohio

September 25, 2026

PCAOB ID: 925

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Trust and each BDRY and BWET maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the Sponsor, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Trust’s , BDRY’s and BWET’s controls and procedures and have concluded that the disclosure controls and procedures of the Trust and each BDRY and BWET have been effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Sponsor, on behalf of the Trust and each BDRY and BWET, are responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system for each of the Trust, BDRY and BWET is designed to provide reasonable assurance to the Sponsor regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Sponsor, including Christian Magoon, Principal Executive Officer of the Sponsor, and Bradley H. Bailey, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of each of the internal control over financial reporting for each of the Trust, BDRY and BWET as of June 30, 2026. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of June 30, 2026, the internal control over financial reporting is effective for the Trust and each BDRY and BWET.

The Trust confirms that the certifications of the principal executive officer and principal financial officer filed with this annual report on Form 10-K are applicable to the Trust and each of BDRY and BWET.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s, BDRY’s or BWET’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s , BDRY’s or BWET’s internal control over financial reporting.

Item 9B. Other Information.

None of the Sponsor’s officers have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Funds for the year ended June 30, 2026.

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

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the Sponsor: Christian W. Magoon, Bradley H. Bailey, David F. Wilding, Jodie Crotteau, Miguel Gonzalez, and William Belden III. These individuals are principals due to their positions; however, Mr. Magoon is also a principal due to his controlling stake in Amplify. Amplify was also listed as a principal of the Sponsor, due to its controlling stake, on June 14, 2023.

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

Jodie L. Crotteau. Ms. Crotteau has been Chief Compliance Officer of the Sponsor since January 2026. Ms. Crotteau was listed as a principal, as that term is defined in CFTC Rule 3.1., of the Sponsor since February 5, 2026 and is responsible for overseeing and managing the implementation of all elements of the regulatory compliance requirements and reporting pursuant to SEC, FINRA and NYSE Arca rules and regulations. Ms. Crotteau has served as the Chief Compliance Officer of the Amplify Funds since January 2026 and as an Executive Director and Chief Compliance Officer at Harris Associates LP (investment adviser) from October 2022 to December 2025. She has been Senior Vice President and Chief Compliance Officer of Harbor Capital Advisors, Inc. (investment adviser) from July 2014 to September 2022. She was listed as a principal of Harbor Capital Advisers, Inc. from July 2014 to June 2018 and July 2021 to September 2022. In addition, she was listed as an associated person of Harbor Capital Advisors, Inc. from August 2021 to September 2022 and a swap associated person from September 2021 to September 2022.

Miguel Gonzalez. Mr. Gonzalez has been Head of ETF Operations of the Sponsor since October 2023. Mr. Gonzalez was listed as a principal, as that term is defined in CFTC Rule 3.1., of the Sponsor since January 27, 2026 and an Associated Person of the Sponsor since January 28, 2026. Mr. Gonzalez manages the day-to-day operations of the Amplify Funds.

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

Breakwave is a limited liability company. The following individual is the President, sole investment professional and Principal, as that term is defined in CFTC Rule 3.1:

John Kartsonas. John Kartsonas is the Principal and Managing Partner of Breakwave Advisors LLC., a Commodity Trading Advisory firm based in New York. Mr. Kartsonas was listed as a principal of the Commodity Trading Advisor on May 17, 2017. He has been a registered associated person and an NFA associate member of Breakwave since May 17, 2017. From 2017 to the present Mr. Kartsonas has also served as a Director of Seanergy Maritime, an international shipping company listed in the Nasdaq Capital Market. Prior to that, Mr. Kartsonas was a Senior Portfolio Manager at Carlyle Commodity Management from October 2012 to January 2017, a commodity-focused investment firm based in New York and part of the Carlyle Group. He was responsible for the firm’s Shipping and Freight investments. During his tenure, he managed one of the largest freight futures funds globally. Mr. Kartsonas received his MBA from the Simon School of Business, University of Rochester.

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

The Sponsor receives a management fee from BDRY, monthly in arrears, in an amount equal to the greater of 0.15% per annum on the daily NAV of BDRY or $125,000.The Sponsor receives a management fee from BWET, monthly in arrears, in an amount equal to the greater of 0.30% per annum on the daily NAV of BWET or $50,000.The Sponsor has contractually agreed to assume the Funds’ expenses (excluding brokerage fees, interest expense, and extraordinary expenses) in order to cap each Funds’ total annual expenses at 3.50% per annum through December 31, 2026. The management fees paid to the Sponsor by BDRY amounted to $125,002 and $125,002, for the year ended June 30, 2026 and 2025, respectively. The management fees paid to the Sponsor by BWET amounted to $67,685 and $50,001 for year ended June 30, 2026 and 2025, respectively.

The Sponsor also provides Principal Financial Officer, Chief Compliance Officer, Regulatory Reporting, Legal, and Wholesale Support services to the Funds. The fees for each service provided to BDRY for the year ended June 30, 2026, all of which had been paid, or accrued, at June 30, 2026, were as follows:

Service	BDRY Amount
Principal Financial Officer	$25,091
Chief Compliance Officer	$25,091
Regulatory Reporting	$25,091
Legal	$63,682
Wholesale Support	$76,318

The fees for the services provided to BWET for the year ended June 30, 2026, all of which had been paid, or accrued, at June 30, 2026, were as follows:

Service	BWET Amount
Principal Financial Officer	$25,091
Chief Compliance Officer	$25,091
Regulatory Reporting	$25,091
Legal	$62,958
Wholesale Support	$35,375

In addition to the above, the Distributor provides Distribution services to the Funds. The fees for Distribution services paid to the Distributor were $6,110 for BDRY for the year ended June 30, 2026 and $530 for BWET for the year ended June 30, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of June 30, 2026, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Series of the Trust	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
BDRY	Interactive Brokers LLC 2 Pickwick Plaza, 2nd Floor, Jersey City, NJ 07399	389,718 shares	15.7%
BDRY	Citibank 3801 Citibank Center B/3RD Floor/Zone 12 Tampa, Florida 33610	342,577 shares	13.8%
BDRY	Morgan Stanley Smith Barney LLC 1300 Thames Street, 6th Floor Baltimore, Maryland 21231	269,973 shares	10.9%
BDRY	Charles Schwab & Co Inc. 2423 E Lincoln Dr, Phoenix, AZ 85016-1215	248,613 shares	10.0%
BDRY	Brown Brothers Harriman & Co 525 Washington Boulevard Jersey City, New Jersey 07310	172,200 shares	7.0%
BDRY	National Financial Services LLC 499 Washington Boulevard Jersey City, New Jersey 07310-1995	165,324 shares	6.7%
BWET	National Financial Services LLC 499 Washington Boulevard Jersey City, New Jersey 07310-1995	39,762 shares	34.5%
BWET	Charles Schwab & Co Inc. 2423 E Lincoln Dr, Phoenix, AZ 85016-1215	27,063 shares	23.5%
BWET	J.P. Morgan Securities LLC 270 Park Avenue New York, NY 10017	10,026 shares	8.7%
BWET	BNY Mellon 500 Grant Street Pittsburgh, PA 15219	7,267 shares	6.3%

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

Item 14. Principal Accountant Fees and Services.

The fees for services accrued and/or billed to BDRY and to BWET by its independent auditors for the years ended June 30, 2026 and 2025 were as follows:

Service	FY 2026	FY 2025
Audit Fees	$99,980	$101,888
Tax Fees	365,705	210,471
Total	$465,685	$312,359

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by Cohen & Company, Ltd., the Trust’s independent registered public accounting firm, to the Funds described above. The Sponsor pre-approves all audit and allowed non-audit services of the Funds’ independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15. Exhibits and Financial Statement Schedules

1.	See Index to Financial Statements on page 39.

2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Second Amended and Restated Declaration of Trust and Trust Agreement (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement No. 333-263425, filed on February 15, 2024)
3.1(b)	Instrument Establishing the Fund. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)
3.1(c)	Amended Exhibit C to the Amended and Restated Declaration of Trust and Trust Agreement of the Trust. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-218453, filed on October 6, 2017.)
3.1(d)	Instrument Establishing the Fund. (Incorporated by reference to Form S-1, Registration Statement No. 333-266945, filed on August 17, 2022.)
3.2	Certificate of Trust of the Registrant. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-2199190, filed on November 26, 2014)
3.2(a)	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement No. 333-263425, filed on February 15, 2024)
4.1	Description of the Trust’s securities. (Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed on September 30, 2019.)
10.1	Form of Authorized Participant Agreement. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-199190, filed on January 28, 2015.)
10.2	Market Agent Agreement. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425, filed on February 15, 2024)
10.3	Licensing and Services Agreement with respect to BDRY. (Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement No. 333-218453, filed on March 7, 2018.)
10.4	Assignment and Assumption of Licensing Services Agreement with respect to BDRY. (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement No. 333-263425, filed on February 2, 2024.)
10.5	Licensing and Services Agreement with respect to BWET. (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-266945, filed on March 30, 2023.)
10.6	Assignment and Assumption of Licensing Services Agreement with respect to BWET. (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement No. 333-266945, filed on February 2, 2024.)
10.7	Custody Agreement. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425, filed on February 15,2024)
10.8	Fund Administration Servicing Agreement. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425,filed on February 15, 2024)
10.9	Fund Accounting Servicing Agreement. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425, filed on February 15, 2024)

10.10	Transfer Agent Servicing Agreement. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425, filed on February 15, 2024)
10.11	Fee Waiver Agreement with respect to BDRY. (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement No. 333-263425,filed on February 2, 2024.)
10.12	Fee Waiver Agreement with respect to BWET. (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement No. 333-266945, filed on February 2, 2024.)
10.13	Sponsor Transfer Agreement (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statements No. 333-263425, filed on February 2, 2024)
10.14	Amendment No. 1 to the Sponsor Transfer Agreement (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statements No. 333-263425, filed on February 15, 2024)
23.1	Consent of Potter Anderson & Corroon LLP. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement No. 333-263425,filed on February 15, 2024)
23.2	Consent of Eversheds Sutherland (US) LLP. (Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement No. 333-263425,filed on February 15, 2024)
23.3	Consent of Cohen & Company, Ltd. as to the Trust (Filed herewith)
23.4	Consent of WithumSmith & Brown, P.C. as to the Sponsor. (Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on April 28, 2022.)
31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)
31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (Filed herewith.)
32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: September 25, 2026