Form 10-Q
period 2026-09-30
Amplify Commodity Trust
filed 2026-11-13
CIK 1610940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2026.

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________to ________.

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

Securities Registered Pursuant to Section 12(b) of the Act:

The registrant had 2,025,040 outstanding shares as of November 1, 2026. (BDRY)

The registrant had 190,100 outstanding shares as of November 1, 2026. (BWET)

AMPLIFY COMMODITY TRUST

i

Part I.
INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AMPLIFY COMMODITY TRUST
Combined Statements of Assets and Liabilities
September 30, 2026 (Unaudited)

	BREAKWAVE	BREAKWAVE
	DRY BULK SHIPPING	TANKER SHIPPING
	ETF	ETF	COMBINED
Assets
Investments in securities, at fair value (cost $10,277,609 and $24,971,755, respectively)	$10,277,609	$24,971,755	$35,249,364
Segregated cash held by broker*	26,737,700	130,257,415	156,995,115
Unrealized appreciation on futures contracts	-	35,366,769	35,366,769
Interest receivable	84,607	373,519	458,126
Total assets	37,099,916	190,969,458	228,069,374
Liabilities
Due to Sponsor	68,661	551,243	619,904
Payable on open futures contracts	2,180	-	2,180
Unrealized depreciation on futures contracts	481,260	-	481,260
Other accrued expenses	171,718	209,877	381,595
Total liabilities	723,819	761,120	1,484,939

Net Assets	$36,376,097	$190,208,338	$226,584,435
Net Assets Consist Of:
Paid-in Capital	$(34,099,277)	$4,644,536	$(29,454,741)
Total Distributable Earnings (Accumulated Deficit)	70,475,374	185,563,802	256,039,176
Net Assets	$36,376,097	$190,208,338	$226,584,435

Shares outstanding (unlimited authorized)	2,475,040	240,100
Net asset value per share	$14.70	$792.20
Market value per share	$14.55	$803.00
* Required margin held as collateral for open futures contracts	$4,972,970	$24,136,247

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

AMPLIFY COMMODITY TRUST
Combined Schedules of Investments
September 30, 2026 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE TANKER SHIPPING ETF	COMBINED
MONEY MARKET FUNDS – 28.3% and 13.1%, respectively
Invesco Government & Agency Portfolio - Institutional Class, 3.81% (a) (10,277,609 and 24,971,755 shares, respectively)	$10,277,609	$24,971,755	$35,249,364
TOTAL MONEY MARKET FUNDS (Cost $10,277,609 and $24,971,755, respectively)	10,277,609	24,971,755	35,249,364

Total Investments (Cost $10,277,609 and $24,971,755, respectively) – 28.3% and 13.1%, respectively	10,277,609	24,971,755	35,249,364
Other Assets in Excess of Liabilities – 71.7% and 86.9%, respectively (b)	26,098,488	165,236,583	191,335,071
TOTAL NET ASSETS - 100.0% and 100.0%, respectively	$36,376,097	$190,208,338	$226,584,435

(a)	Annualized seven-day yield as of September 30, 2026.

(b)	$26,737,700 and 130,257,415, respectively, of cash is pledged as collateral for futures contracts.

BREAKWAVE DRY BULK SHIPPING ETF Futures Contract September 30, 2026 (Unaudited)	Unrealized Appreciation / (Depreciation)	Notional Value	Percentage of Capital
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring October 31, 2026 (Underlying Face Amount at Market Value - $5,838,280) (145 contracts)	$(336,720)	$5,838,280	16%
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring November 30, 2026 (Underlying Face Amount at Market Value - $6,019,530) (145 contracts)	(155,470)	6,019,530	18%
Baltic Exchange Capesize T/C Average Shipping Route Index Expiring December 31, 2026 (Underlying Face Amount at Market Value - $5,939,345) (145 contracts)	(235,655)	5,939,345	16%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring October 31, 2026 (Underlying Face Amount at Market Value - $4,887,520) (220 contracts)	65,520	4,887,520	14%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring November 30, 2026 (Underlying Face Amount at Market Value - $4,907,540) (220 contracts)	85,540	4,907,540	14%
Baltic Exchange Panamax T/C Average Shipping Route Index Expiring December 31, 2026 (Underlying Face Amount at Market Value - $4,827,460) (220 contracts)	5,460	4,827,460	13%
Baltic Exchange Supramax T/C Average Shipping Route Expiring October 31, 2026 (Underlying Face Amount at Market Value - $1,257,000) (60 contracts)	47,375	1,257,000	3%
Baltic Exchange Supramax T/C Average Shipping Route Expiring November 30, 2026 (Underlying Face Amount at Market Value - $1,244,760) (60 contracts)	35,135	1,244,760	3%
Baltic Exchange Supramax T/C Average Shipping Route Expiring December 31, 2026 (Underlying Face Amount at Market Value - $1,215,000) (60 contracts)	5,375	1,215,000	3%
	$(483,440)	$36,136,435	100%

BREAKWAVE TANKER SHIPPING ETF Futures Contracts September 30, 2026 (Unaudited)	Unrealized Appreciation/ (Depreciation)	Notional Value	Percentage of Capital
Baltic Freight Route West Africa to Continent Expiring October 31, 2026 (Underlying Face Amount at Market Value - $7,479,750) (75 contracts)	3,447,121	7,479,750	4%
Baltic Freight Route West Africa to Continent Expiring November 30, 2026 (Underlying Face Amount at Market Value - $6,910,650) (75 contracts)	2,878,021	6,910,650	4%
Baltic Freight Route West Africa to Continent Expiring December 31, 2026 (Underlying Face Amount at Market Value - $5,544,300) (75 contracts)	1,511,671	5,544,300	3%
Baltic Freight Route Middle East Gulf to China Expiring October 31, 2026 (Underlying Face Amount at Market Value - $57,406,514) (242 contracts)	14,395,592	57,406,514	30%
Baltic Freight Route Middle East Gulf to China Expiring November 30, 2026 (Underlying Face Amount at Market Value - $60,245,148) (292 contracts)	11,479,227	60,245,148	31%
Baltic Freight Route Middle East Gulf to China Expiring December 31, 2026 (Underlying Face Amount at Market Value - $54,097,864) (302 contracts)	1,655,137	54,097,864	28%
	$35,366,769	$191,684,226	100%

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

AMPLIFY COMMODITY TRUST
Combined Statements of Operations
Three Months Ended September 30, 2026 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE TANKER SHIPPING ETF	COMBINED
Investment Income
Interest	$195,956	$650,558	$846,514

Expenses
CTA fee	119,841	400,403	520,244
Brokerage commission fees	65,124	207,599	272,723
Sponsor fee	31,507	82,842	114,349
Tax preparation fees	29,164	20,522	49,686
Admin/accounting/custodian/transfer agent fees	16,284	15,830	32,114
Wholesale support fees	16,174	45,193	61,367
Legal fees	15,910	15,910	31,820
Audit fees	12,144	12,144	24,288
Regulatory reporting fees	6,256	6,256	12,512
Principal Financial Officer fees	6,256	6,256	12,512
Chief Compliance Officer fees	6,256	6,256	12,512
Marketing fees	3,772	3,772	7,544
Printing and postage fees	2,024	2,024	4,048
Listing and calculation agent fees	1,932	1,749	3,681
Insurance fees	1,564	1,564	3,128
Distribution fees	1,466	294	1,760
Miscellaneous fees	927	927	1,854
Trustee fees	644	644	1,288
Interest fees	-	8,015	8,015
Total Expenses	337,245	838,200	1,175,445
Less: Waiver of CTA fee	-	-	--
Less: Expenses reimbursed to Sponsor	17,150	343,905	361,055
Net Expenses	354,395	1,182,105	1,536,500
Net Investment Loss	(158,439)	(531,547)	(689,986)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain on
Futures contracts	6,105,789	107,357,456	113,463,245

Change in Unrealized Gain (Loss) on
Futures contracts	(799,949)	40,120,382	39,320,433
Net realized and unrealized gain (loss)	5,305,840	147,477,838	152,783,678
Net Income	$5,147,401	$146,946,291	$152,093,692

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

AMPLIFY COMMODITY TRUST
Combined Statements of Changes in Net Assets
Three Months Ended September 30, 2026 (Unaudited)

	BREAKWAVE DRY BULK SHIPPING ETF	BREAKWAVE DRY BULK SHIPPING ETF	COMBINED

Net Assets at Beginning of Period	$29,999,941	$15,120,270	$45,120,211

Increase (decrease) in Net Assets from share transactions
Addition of 550,000 and 725,000 shares, respectively	8,713,205	342,037,868	350,751,073
Redemption of 550,000 and 585,000 shares, respectively	(7,484,450)	(313,896,091)	(321,380,541)
Net increase (decrease) in Net Assets from share transactions	1,228,755	28,141,777	29,370,532

Increase (decrease) in Net Assets from operations
Net investment loss	(158,439)	(531,547)	(689,986)
Net realized gain	6,105,789	107,357,456	113,463,245
Change in net unrealized gain (loss)	(799,949)	40,120,382	39,320,433
Net Increase (decrease) in Net Assets from operations	5,147,401	146,946,291	152,093,692

Net Assets at End of Period	$36,376,097	$190,208,338	$226,584,435

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

Amplify Commodity Trust
Notes to Interim Combined Financial Statements
September 30, 2026 (unaudited)

(1) Organization

Amplify Commodity Trust (the “Trust”) was organized as a Delaware statutory trust on July 23, 2014. Effective after the close of trading on February 14, 2024, ETF Managers Capital LLC, as the prior sponsor and commodity pool operator (the “Former Sponsor”) of the Trust, entered into an agreement (the “Transfer Agreement”) to resign as Sponsor to the Trust and transfer its role as the Trust’s sponsor to Amplify Investments LLC (“the Sponsor.”) Under the terms of the Transfer Agreement, the Former Sponsor no longer has any involvement in the operations, management or marketing of the Funds. In connection with this change of Sponsor, the Trust changed its name from the ETF Managers Group Commodity Trust I to the Amplify Commodity Trust. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently consists of two separate series. BREAKWAVE DRY BULK SHIPPING ETF (“BDRY”), is the first series of the Trust and is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The second series of the Trust, BREAKWAVE TANKER SHIPPING ETF (“BWET”) (each a “Fund” and collectively the “Funds”), is also a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca. The Funds are managed and controlled by the Sponsor, a Delaware limited liability company. The Sponsor is registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” (“CPO”) and is a member of the National Futures Association (“NFA”). Breakwave Advisors, LLC (“Breakwave”) is registered as a “commodity trading advisor” (“CTA”) with the CFTC and serves as the Funds’ commodity trading advisor.

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
September 30, 2026 (unaudited)

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

When establishing positions in Freight Futures, BDRY will be required to deposit initial margin with a value of approximately 10% to 40% of the notional value of each Freight Futures position at the time it is established. These margin requirements are established and subject to change from time to time by the relevant exchanges, clearing houses or BDRY’s Futures Commission Merchant (“FCM”), Marex Financial Ltd. (formerly ED&F Man Capital Markets, Inc.) On a daily basis, BDRY is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Freight Futures positions. Any assets not required to be posted as margin with the FCM may be held at BDRY’s custodian or remain with the FCM in cash or cash equivalents, as discussed below.

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

Amplify Commodity Trust
Notes to Interim Combined Financial Statements
September 30, 2026 (unaudited)

(1) Organization - Continued

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

Amplify Commodity Trust
Notes to Interim Combined Financial Statements
September 30, 2026 (unaudited)

(1) Organization - Continued

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

Effective for the three months ended September 30, 2026, the Trust has elected to discontinue the presentation of the Statement of Cash Flows. This change is in accordance with the guidance under FASB ASC 230, which exempts certain investment companies from presenting a Statement of Cash flows when specific criteria are met. The Trust noted that as of and for the period ended September 30, 2026, these criteria were met where substantially all investments were highly liquid in Level 1 or Level 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Trust carried no debt, and the combined statements of changes in net assets is presented.

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

The accompanying combined interim financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. These interim financial statements should be read in conjunction with the Trust’s annual report on Form 10-K for the year ended June 30, 2026, BDRY’s prospectus dated February 17, 2026 (the “BDRY Prospectus”), and BWET’s prospectus dated February 17, 2026 (the “BWET Prospectus”). Interim period results are not necessarily indicative of results for a full-year period.

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
September 30, 2026 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the three months ended September 30, 2026 and 2025 was at 4:00 p.m. Eastern Time on September 30, 2026 and 2025.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 4:00 p.m. Eastern Time represented the final opportunity to transact in creation or redemption baskets for the three months ended September 30, 2026 and 2025.

Fair value per share is determined at the close of the NYSE Arca.

For financial reporting purposes, each Fund values its investment positions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these interim combined financial statements differ from those used in the calculations of the Fund’s final creation/redemption NAVs at September 30, 2026 and 2025.

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
September 30, 2026 (unaudited)

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

Level I:	Quoted prices (unadjusted) in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level II:	Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II inputs include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data through correlation or other means (market-corroborated inputs).

Level III:	Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

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

The following tables summarize BDRY’s valuation of investments at September 30, 2026 and at June 30, 2026 using the fair value hierarchy:

	September 30, 2026 (unaudited)
	Short-Term Investments	Futures Contracts(b)	Total
Level I – Quoted Prices	$10,277,609	$(483,440)	$9,794,169

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2026
	Short-Term Investments	Futures Contracts(b)	Total
Level I – Quoted Prices	$4,429,728	$316,510	$4,746,238

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized appreciation on futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2026 and the year ended June 30, 2026, BDRY recognized no transfers from Level I, Level II or Level III.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements
September 30, 2026 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

(g)	Financial Instruments and Fair Value - Continued

The following tables summarize BWET’s valuation of investments at September 30, 2026 and at June 30, 2026 using the fair value hierarchy:

	September 30, 2026 (unaudited)
	Short-Term Investments	Futures Contracts(b)	Total
Level I – Quoted Prices	$24,971,755	$35,366,769	$60,338,524

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized appreciation on futures contracts in the Combined Statements of Assets and Liabilities.

	June 30, 2026
	Short-Term Investments	Futures Contracts(b)	Total
Level I – Quoted Prices	$4,510,012	$(4,753,614)	$(243,602)

a	–	Included in Investments in securities in the Combined Statements of Assets and Liabilities.

b	–	Included in Unrealized depreciation on futures contracts in the Combined Statements of Assets and Liabilities.

Transfers between levels are recognized at the end of the reporting period. During the three months ended September 30, 2026 and the year ended June 30, 2026, BWET recognized no transfers from Level I, Level II or Level III.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

h)	Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gain/loss on open futures contracts is reflected in Receivable/Payable on unsettled futures contracts in the Combined Statements of Assets and Liabilities and the change in the unrealized gain/loss between periods is reflected in the Combined Statements of Operations. The Funds interest earned on short-term securities and on cash deposited with Marex Financial Ltd. is accrued daily and reflected as Interest Income, when applicable, in the Combined Statements of Operations.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements
September 30, 2026 (unaudited)

(2) Summary of Significant Accounting Policies - Continued

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

Management of the Funds has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns at September 30, 2026. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the FASB and on-going analysis of tax law, regulation, and interpretations thereof. The Funds’ federal tax returns are subject to examination by the Internal Revenue Service for a period of three years after they are filed.

(j)	Recent Accounting Pronouncements

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

(k)	Sponsor and Management

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
September 30, 2026 (unaudited)

(3) Investments - Continued

(b)	Accounting for Derivative Instruments

In seeking to achieve each Fund’s investment objective, the commodity trading advisor uses a mathematical approach to investing. Using this approach, the commodity trading advisor determines the type, quantity and mix of investment positions that it believes in combination should produce returns consistent with the Fund’s objective.

All open derivative positions at September 30, 2026 and at June 30, 2026, as applicable, are disclosed in the Combined Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Funds is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Funds. The volume associated with derivative positions varies on a daily basis as the Funds transact in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the applicable Fund’s investment objective.

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements
September 30, 2026 (unaudited)

(3) Investments - Continued

(c)	Futures Contracts - Continued

Average Derivative Volume, for the three months ended September 30, 2026

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	505	$14,487,875
Breakwave Tanker Shipping ETF	1,670	$179,658,009
Amplify Commodity Trust (combined)	2,175	$194,145,884

Average Derivative Volume, for the year ended June 30, 2026

Fund	Monthly Average Quantity	Monthly Average Notional Value
Breakwave Dry Bulk Shipping ETF	840	$16,000,104
Breakwave Tanker Shipping ETF	311	$13,236,792
Amplify Commodity Trust (combined)	1,151	$29,236,896

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of September 30, 2026

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Unrealized appreciation on futures contracts	$244,405	Unrealized depreciation on futures contracts	$727,845	$483,440

(a)	Represents cumulative depreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

BREAKWAVE DRY BULK SHIPPING ETF

Fair Value of Derivative Instruments, as of June 30, 2026

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Dry Bulk Index Rates Market Risk	Unrealized appreciation on futures contracts	$759,285	Unrealized depreciation on futures contracts	$442,775	$316,510

(a)	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements
September 30, 2026 (unaudited)

(3) Investments - Continued

(c)	Futures Contracts - Continued

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations
For the Three Months Ended September 30, 2026

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$6,105,789	$(799,949)

The futures contracts open at September 30, 2026 are indicative of the activity for the three months ended September 30, 2026.

BREAKWAVE DRY BULK SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations
For the Three Months Ended September 30, 2025 (Unaudited)

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Dry Bulk Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$22,086,958	$(63,530)

The futures contracts open at September 30, 2025 are indicative of the activity for the three months ended September 30, 2025.

BREAKWAVE TANKER SHIPPING ETF

Fair Value of Derivative Instruments, as of September 30, 2026

	Asset Derivatives		Liability Derivatives
Derivatives	Combined Statements of Assets and Liabilities	Fair Value	Combined Statements of Assets and Liabilities	Fair Value	Total(a)
Crude Oil Tanker Index Rates Market Risk	Unrealized appreciation on futures contracts	$35,366,769	Unrealized depreciation on futures contracts	$-	$35,366,769

(a)	Represents cumulative appreciation of futures contracts as reported in the Combined Statements of Assets and Liabilities.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements
September 30, 2026 (unaudited)

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

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations
For the Three Months Ended September 30, 2026

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Crude Oil Tanker Index Rates Market Risk	Net realized gain on futures contracts and/or change in unrealized gain (loss) on futures contracts	$107,357,456	$40,120,382

The futures contracts open at September 30, 2026 are indicative of the activity for the three months ended September 30, 2026.

BREAKWAVE TANKER SHIPPING ETF

The Effect of Derivative Instruments on the Combined Statements of Operations
For the Three Months Ended September 30, 2025 (Unaudited)

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements
September 30, 2026 (unaudited)

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

The waiver of BDRY’s CTA fees, pursuant to the undertaking, amounted to $- and $-, for the three months ended September 30, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. Effective September 1, 2022 Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At September 30, 2026, BDRY is subject to potential future repayments of $12,846 to Breakwave. The potential future repayment expires during the year ending June 30, 2029 in the amount of $12,846.

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

The waiver of BWET’s CTA fees, pursuant to the undertaking, amounted to $- and $6,137 for the three months ended September 30, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. Breakwave may, during the term of the waiver agreement, recoup any fees waived pursuant to the contract; however, the Fund will only make repayments to Breakwave if such repayment does not cause the Fund’s expense ratio after the repayment is taken into account, to exceed either (i) the expense cap in place at the time such amounts were waived, or (ii) the Fund’s current expense cap. Such recoupment is limited to three years from the date the amount is initially waived. At September 30, 2026, BWET is subject to potential future repayments of $611,182 to Breakwave. The potential future repayments expire during the years ending June 30, 2028, and 2029 in the amounts of $342,505, and $268,677, respectively.

The Funds currently accrue their daily expenses up to the Expense Cap, or if less, at accrual estimates established by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Funds in excess of the Fund’s respective Expense Cap, which in the case of BDRY, expenses recouped of $17,150 and $- for the three months ended September 30, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations.

In the case of BWET, expenses recouped of $343,905 and absorbed by $88,678 for the three months ended September 30, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements
September 30, 2026 (unaudited)

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

Each Fund has agreed to pay U.S. Bank 0.05% of average assets under management (AUM), with a $45,000 minimum annual fee payable for its administrative, accounting and transfer agent services and 0.01% of AUM, with an annual minimum of $4,800 for custody services. Please refer to the Statement of Operations for admin/accounting/custodian/transfer agent fees expensed during the three months ended September 30, 2026 and 2025.

(c)	The Distributor

The Sponsor entered into a Marketing Agent Agreement (the “Marketing Agreement”) on behalf of the Trust and the Funds with Foreside Fund Services, LLC (“Foreside”),pursuant to which Foreside provides certain marketing services to the Funds. Each Fund pays an annual fee for such distribution services and related administrative services, with a minimum of approximately $10,000 payable annually. Pursuant to the Marketing Agent Agreement between the Sponsor, the Funds and Foreside, Foreside assists the Sponsor and the Funds with certain functions and duties relating to distribution and marketing services to the Funds, including reviewing and approving marketing materials and certain regulatory compliance matters. Foreside also assists with the processing of creation and redemption orders. Foreside’s principal business office is located in Portland, ME. Please refer to the Statement of Operations for distribution and related administrative services expensed during the three months ended September 30, 2026 and 2025.

BDRY pays the Sponsor an annual fee for wholesale support services of $25,000 plus 0.12% of BDRY’s average daily net assets, payable monthly. BWET pays the Sponsor an annual fee for wholesale support services of $15,000 plus 0.15% of BWET’s average daily net assets, payable monthly. Please refer to the Statement of Operations for wholesale support fees expensed during the three months ended September 30, 2026 and 2025.

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

The Sponsor does not expect annual brokerage commissions and fees to exceed 0.40% for BDRY and 1.35% for BWET (excluding the impact on each Fund of creation and/orredemption activity) of the net asset value of BDRY and BWET, respectively, for execution and clearing services on behalf of the Funds, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating tothe purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. Please refer to theStatement of Operations for brokerage commission fees expensed during the three months ended September 30, 2026 and 2025.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements
September 30, 2026 (unaudited)

(4) Agreements - Continued

(e)	The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) for each Fund, Wilmington Trust Company, the Trustee of each of the Funds (the “Trustee”) serves as the sole trustee of each Fund in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement for each Fund, the Sponsor has the exclusive management and control of all aspects of the business of the Funds. The Trustee does not owe any other duties to the Funds, the Sponsor or the Shareholders of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. Please refer to the Statement of Operations for trustee fees expensed during the three months ended September 30, 2026 and 2025.

(f)	Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Sponsor, in accordance with the BDRY Expense Cap limitation paid, after the waiver of the CTA fee for BDRY by Breakwave, if any, all of the routine offering, operational, administrative and other ordinary expenses of BDRY in excess of 3.50% (excluding brokerage commissions and interest expense) of BDRY’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. Please refer to the Statement of Operations for routine offering, operational, administrative or other ordinary expenses recognized during the three months ended September 30, 2026 and 2025.

The Sponsor, in accordance with the BWET Expense Cap limitation paid, after the waiver of a portion of the CTA fee for BWET by Breakwave, all of the routine offering, operational, administrative and other ordinary expenses of BWET in excess of 3.50% (excluding brokerage commissions and interest expense) of BWET’s average daily net assets, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. Please refer to the Statement of Operations for routine offering, operational, administrative or other ordinary expenses recognized during the three months ended September 30, 2026 and 2025.

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

Amplify Commodity Trust

Notes to Interim Combined Financial Statements
September 30, 2026 (unaudited)

(4) Agreements - Continued

(h)	Extraordinary Fees and Expenses

The Funds will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are nonrecurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2026 and 2025, respectively, BDRY did not incur such expenses. For the three months ended September 30, 2026 and 2025, respectively, BWET did not incur such expenses.

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

b)	Share Transactions

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2026

	Shares	Net Assets Increase
Shares Sold	550,000	$8,713,205
Shares Redeemed	(550,000)	(7,484,450)
Net Increase	0	$1,228,755

BREAKWAVE DRY BULK SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2025 (Unaudited)

	Shares	Net Assets Increase
Shares Sold	1,650,000	$13,258,118
Shares Redeemed	(8,300,000)	(62,559,370)
Net Decrease	(6,650,000)	$(49,301,252)

Amplify Commodity Trust

Notes to Interim Combined Financial Statements
September 30, 2026 (unaudited)

(5) Creations and Redemptions - Continued

b)	Share Transactions – Continued

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2026

	Shares	Net Assets Increase
Shares Sold	725,000	$342,037,868
Shares Redeemed	(585,000)	(313,896,091)
Net Increase	140,000	$28,141,777

BREAKWAVE TANKER SHIPPING ETF

Summary of Share Transactions for the Three Months Ended September 30, 2025 (Unaudited)

	Shares	Net Assets Increase
Shares Sold	25,000	$275,820
Shares Redeemed	(25,000)	(288,888)
Net Decrease	-	$(13,068)

(6)	Risk

(a)	Investment Related Risk

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
September 30, 2026 (unaudited)

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

The recent war in the Middle East between Israel/US and Iran has led to major disruptions in oil flows out of the Middle East. The Strait of Hormuz, one of the most important waterways in the world, has seen a major disruption when it comes to vessel transits. In addition, the Houthis in the Red Sea have also been disrupting tanker flows by targeting vessels attempting to transit the area. As a result, freight rates for tankers have seen significant increases not only for vessels originating in the Middle East region but around the globe due to heightened risk, major inefficiencies in shipping operations but also due to price dislocation in crude oil and related energy products. The disruption in oil flows has so far led to rapid increases in freight rates, but as long as the disruption persists, the risk of much lower rates is increasing as there is declining amount of oil shipped given the disruption. Spot freight rates might remain extremely volatile leading to significant volatility in freight futures. In addition, any resolution to the conflict and normalization of trade could lead to major and sharp declines in tanker freight rates and as a result in tanker freight futures. Although dry bulk rates remain relatively immune to the regional conflict as the amount of dry bulk cargo moving through the Straits of Hormuz is not significant versus other regions, the economic impact might affect global demand for commodities and thus lead to a decline in dry bulk freight rates.

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

The Russia Ukraine war poses an increasing risk for global economic growth. Major economic sanctions against Russia are having a considerable impact on oil and gas prices, given the dependence of the EU on oil and gas exports out of Russia combined with limited spare capacity of such commodities globally. Energy price volatility has increased significantly, leading to inflationary pressures in the major developed countries that rely heavily on oil and gas exports out of Russia. In addition, disruptions in oil and refined products supply could lead to a drop in volumes being shipped and as a result a decline in demand for oil and refined products transportation. Such a decline could negatively affect tanker freight rates and as a result could negatively affect the price of BWET.

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

In addition, The People’s Republic of China (“China”) accounts for a sizable part of oil demand, and changes in the economic and political environment in China and policies adopted by the government to regulate its economy may have a material adverse effect on tanker charter rates and as a result, Freight Futures and BDRY as well as BWET.

Amplify Commodity Trust

Notes to Interim Combined Financial Statements
September 30, 2026 (unaudited)

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

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks previously mentioned, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Funds and their investments. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors can cause substantial market volatility, exchange trading suspensions, and closures that can impact the ability of the Funds to complete redemptions and otherwise affect each Fund’s performance and the Funds’ trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on the Funds’ performance, resulting in losses to the Funds.

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

(8) Indemnifications

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Funds, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of September 30, 2026, the Funds had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of each Fund is perpetual unless terminated earlier in certain circumstances as described in the applicable Prospectus.

(10) Net Asset Value and Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three months ended September 30, 2026 and 2025, respectively. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing each Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	BREAKWAVE DRY BULK				BREAKWAVE TANKER
	SHIPPING ETF				SHIPPING ETF
	For the Three Months Ended September 30,				For the Three Months Ended September 30,
	2026		2025		2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$12.12		$5.63		$151.05	$10.63
Net investment loss*	(0.07)		(0.01)		(2.38)	(0.06)
Net realized and unrealized gain (loss)	2.65	*****	1.99	*****	643.53	4.07
Net Income (Loss)	2.58		1.98		641.15	4.01
Net Asset Value per Share, end of period	$14.70		$7.61		$792.20	$14.64
Market Value per Share, end of period	$14.55		$7.51		$803.00	$14.75
Ratios to Average Net Assets**
Expense Ratio	4.29%		3.76%		4.28%	4.83%
Expense Ratio**** before Waiver/Assumption	4.08%		3.76%		3.04%	27.24%
Net Investment Loss after waiver	(1.92)%		(0.65)%		(1.93)%	(1.78)%
Total Return, at Net Asset Value***	21.26%		35.37%		424.44%	37.74%
Total Return, at Market Value***	22.58%		35.32%		441.18%	38.52%

*	Calculated based on average shares outstanding during the period.

**	Percentages are annualized

***	Percentages are not annualized

****	Fund expenses have been capped at 3.50% of average daily net assets, plus brokerage commissions, interest expense, and extraordinary expenses, if any

*****	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with aggregate gains and losses in the Combined Statement of Operations due to share transactions for the period

(11)	Subsequent Events

In preparing these interim financial statements, the Trust has evaluated events and transactions for potential recognition or disclosure through the date the interim financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments to the financial statements.

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

The BDRY Benchmark Portfolio

The BDRY Benchmark Portfolio is maintained by Breakwave, which also serves as BDRY’s CTA. The BDRY Benchmark Portfolio consists of the Dry Freight Futures, which are a three month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping dry bulk freight. Each Reference Index is published each United Kingdom business day by the London based Baltic Exchange Ltd. (the “Baltic Exchange”) and measures the charter rate for shipping dry bulk freight in a specific size category of cargo ship Capesize, Panamax or Supramax. The three Reference Indexes are as follows:

●	Capesize: the Capesize 5TC Index;

●	Panamax: the Panamax 5TC Index; and

●	Supramax: the Supramax 10TC Index.

The Dry Freight Futures currently constituting the BDRY Benchmark Portfolio as of September 30, 2026 include:

Name	Ticker	Market Value USD
Capesize 5TC FFA 180kt Timecharter Average M Oct 26	C5TCM V26 INDEX	$5,838,280
Capesize 5TC FFA 180kt Timecharter Average M Nov 26	C5TCM X26 INDEX	$6,019,530
Capesize 5TC FFA 180kt Timecharter Average M Dec 26	C5TCM Z26 INDEX	$5,939,345
Panamax 5TC FFA 82kt Timecharter Average M Oct 26	P5TCM V26 INDEX	$4,887,520
Panamax 5TC FFA 82kt Timecharter Average M Nov 26	P5TCM X26 INDEX	$4,907,540
Panamax 5TC FFA 82kt Timecharter Average M Dec 26	P5TCM Z26 INDEX	$4,827,460
Supramax 58 TC FFA 58kt Timecharter Average M Oct 26	S58FM V26 INDEX	$1,257,000
Supramax 58 TC FFA 58kt Timecharter Average M Nov 26	S58FM X26 INDEX	1,244,760
Supramax 58 TC FFA 58kt Timecharter Average M Dec 26	S58FM Z26 INDEX	1,215,000

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

The BDRY Benchmark Portfolio will maintain long only positions in Dry Freight Futures. The BDRY Benchmark Portfolio will include a combination of Capesize, Panamax and Supramax Dry Freight Futures. More specifically, the BDRY Benchmark Portfolio will include 50% exposure in Capesize Dry Freight Futures contracts, 40% exposure in Panamax Dry Freight Futures contracts and 10% exposure in Supramax Dry Freight Futures contracts. The BDRY Benchmark Portfolio will not include and BDRY will not invest in swaps, non cleared dry bulk freight forwards or other over the counter derivative instruments that are not cleared through exchanges or clearing houses. BDRY may hold exchange traded options on Dry Freight Futures. The BDRY Benchmark Portfolio is maintained by Breakwave and will be rebalanced annually. The Dry Freight Futures currently constituting the BDRY Benchmark Portfolio, as well as the daily holdings of BDRY will be available on BDRY’s website at www.drybulketf.com.

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

The BWET Benchmark Portfolio

The BWET Benchmark Portfolio is maintained by Breakwave, which also serves as BWET’s CTA. The BWET Benchmark Portfolio consists of the Oil Freight Futures, which are a three month strip of the nearest calendar quarter of futures contracts on specified indexes (each a “Reference Index”) that measure rates for shipping crude oil. Each Reference Index is published each United Kingdom business day by the Baltic Exchange and measures the charter rate for shipping crude oil in a specific size category of cargo ship and for a specific route – TD3C or TD20. The two Reference Indexes are as follows:

●	TD3C: the TD3C Index; and

●	TD20: the TD20 Index.

The Oil Freight Futures currently constituting the BWET Benchmark Portfolio as of September 30, 2026 include:

Name	Ticker	Market Value USD
TD20 FFA 130kt West Africa to Continent USD/MT M Oct 26	DD20M V26 INDEX	$7,479,750
TD20 FFA 130kt West Africa to Continent USD/MT M Nov 26	DD20M X26 INDEX	6,910,650
TD20 FFA 130kt West Africa to Continent USD/MT M Dec 26	DD20M Z26 INDEX	5,544,300
TD3C FFA 270kt Middle East Gulf to China USD/MT M Oct 26	DD3CM V26 INDEX	57,406,514
TD3C FFA 270kt Middle East Gulf to China USD/MT M Nov 26	DD3CM X26 INDEX	60,245,148
TD3C FFA 270kt Middle East Gulf to China USD/MT M Dec 26	DD3CM Z26 INDEX	54,097,864

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

Breakwave Dry Bulk Shipping ETF

During the three months ended September 30, 2026, dry bulk spot gradually increased, reaching multiyear highs by mid-September, with the benchmark Baltic Dry Index averaging about 10% higher versus the previous period. However, on a year-over-year basis, The Baltic Dry Index averaged more than 50% higher, a very strong performance for what historically has been a slow summer period for dry bulk shipping.

Strong demand for iron ore transportation combined with solid bauxite volumes out of West Africa continue to be support strong performance, however, the global fleet inefficiencies due to the ongoing major military conflicts remain the main reason for the underlying strength in spot rates.

During the three months ended September 30, 2026, iron ore trade volumes from Brazil to China remained strong, while some export volumes out of West Africa because of the brand new Simandou mine project in Guinea also marginally added to the positive sentiment. Portside inventories of iron ore remain elevated as a result of other strong import volumes and the stable Chinese steel demand outlook. The Chinese economy continues to grow at relatively weak rates versus recent years while the domestic real estate market remains subdued due to limited demand for new construction and thus demand for steel products. Iron ore prices remained depressed to below $100/ton during most of the period due to the aforementioned demand. Coal volumes into China have declined versus last year, while coal prices remained weak versus recent past, because of a slower pace in growth from China and India.

The recent conflict in the Middle East has led to significant fleet inefficiencies when it comes to shipping operations, leading to lower effective vessel supply. On the other hand, such disruptions increase the likelihood of slower global economic growth, especially in Asia. A lot of uncertainty remains around trade policies, geopolitics and the effect on trade, and thus the risk of adverse impact on shipping remains elevated.

The dry bulk orderbook continues to increase throughout the period, currently standing at approximately 15% of the global fleet, as period rates remained elevated, incentivizing owners to place new orders.

COMPARISON OF PER SHARE BDRY NAV TO MARKET VALUE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026
$18
$16
$14
$12
$10
$8
$6
$4
$2
$-
7/1/2026
7/8/2026
7/15/2026
7/22/2026
7/29/2026
8/5/2026
8/12/2026
8/19/2026
8/26/2026
9/2/2026
9/9/2026
9/16/2026
9/23/2026
9/30/2026
NAV
Market Value

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended September 30, 2026.

COMPARISON OF PER SHARE BDRY NAV TO MARKET VALUE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
$10
$9
$8
$7
$6
$5
$4
$3
$2
$1
$-
7/1/2025
7/8/2025
7/15/2025
7/22/2025
7/29/2025
8/5/2025
8/12/2025
8/19/2025
8/26/2025
9/2/2025
9/9/2025
9/16/2025
9/23/2025
9/30/2025
NAV
Market Value

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BDRY and its NAV tracked closely for the three months ended September 30, 2025.

COMPARISON OF PER SHARE BDRY NAV TO BENCHMARK PORTFOLIO
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 (BASE=100)
160
140
120
100
80
60
40
20
-
7/1/2026
7/8/2026
7/15/2026
7/22/2026
7/29/2026
8/5/2026
8/12/2026
8/19/2026
8/26/2026
9/2/2026
9/9/2026
9/16/2026
9/23/2026
9/30/2026
NAV
Benchmark Portfolio

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

COMPARISON OF PER SHARE BDRY NAV TO BENCHMARK PORTFOLIO
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 (BASE=100)
180
160
140
120
100
80
60
40
20
-
7/1/2025
7/8/2025
7/15/2025
7/22/2025
7/29/2025
8/5/2025
8/12/2025
8/19/2025
8/26/2025
9/2/2025
9/9/2025
9/16/2025
9/23/2025
9/30/2025
NAV
Benchmark Portfolio

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE

The graphs above compare the returns of BDRY with the benchmark portfolio returns for the three months ended September 30, 2026 and 2025.

Differences in the benchmark return and BDRY net asset value per share are due primarily to the following factors:

●	Benchmark portfolio uses settlement prices for freight futures vs. BDRY closing share price for BDRY.

●	Benchmark portfolio roll methodology assumes rolls that happen evenly at fractions of lots vs. BDRY that transacts at real minimum lot size available pursuant to market practice (5 lots minimum).

●	Benchmark portfolio assumes rolls that are happening at daily settlement prices vs. BDRY that transacts at prevailing prices during the day that might or might not be equal to settlement prices.

●	Benchmark portfolio assumes no trading commissions vs. BDRY that pays 10bps of nominal value in commissions per transaction.

●	Benchmark portfolio assumes no clearing fees vs BDRY that pays approximately $12 per lot in clearing fees per transaction.

●	Benchmark portfolio assumes no management fee vs. BDRY fee structure.

●	Creations and redemptions that lead to transactions in the freight futures market might occur at prices that might be different versus the settlement prices.

There are no competitors. BDRY is the only dry bulk freight futures ETF globally.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

Fund Share Price Performance

During the three months ended September 30, 2026, the NYSE Arca market value of each Share increased 22.58% from $11.87 per Share, representing the closing price on June 30, 2026, to $14.55 per Share, representing the closing price on September 30, 2026. The Share price high and low for the three months ended September 30, 2026 and related change from the closing Share price on June 30, 2026 were as follows: Shares traded from a high of $16.58 per share (+39.68%) on September 2, 2026 to a low of $12.05 per share (+1.52%) on July 1, 2026.

Fund Share Net Asset Performance

For the three months ended September 30, 2026, the net asset value of each Share increased (+21.26%) from $12.12 per Share to $14.70 per Share. Gains in the futures contracts in addition to an overall net investment loss resulted in the overall increase in the NAV per Share during the three months ended September 30, 2026.

Net income for the three months ended September 30, 2026, was $5,147,401, resulting from net realized gains on futures contracts of $6,105,789, unrealized losses on futures contracts of ($799,949) and the net investment loss of ($158,439).

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

Fund Share Net Asset Performance

For the three months ended September 30, 2025, the net asset value of each Share increased (+35.37%) from $5.63 per Share to $7.61 per Share. Gains in the futures contracts in addition to an overall net investment loss resulted in the overall increase in the NAV per Share during the three months ended September 30, 2025.

Net income for the three months ended September 30, 2025, was $21,936,582, resulting from net realized gains on futures contracts of $22,086,958, unrealized losses on futures contracts of ($63,530) and the net investment loss of ($86,846).

Breakwave Tanker Shipping ETF

During the three months ended September 30, 2026, crude tanker spot rates increased considerably, with average spot rates for Very Large Crude Carriers (VLCC) more than doubling sequentially during the period. Spot rates jumped to the highest level ever during the period both on an absolute basis as well as relative to the price of crude oil. Average spot VLCC rates during the period were more than eight times higher than the previous year.

Geopolitical turmoil is the main reason for the impressive outperformance in tanker rates. The recent disruption caused by the US-Iran conflict has led to a major readjustment in tanker rates as risk premiums, reshuffling of routes, and more importantly, the closure of the Strait of Hormuz, has pushed spot tanker rates significantly higher. Inefficiencies in vessel operations have led to a considerable increase in waiting times and lengthening the average trip for crude and products tankers. Although reduced cargo flow out of the Arabian Gulf found its way to the global oil markets, the implied freight rate for such voyages reached unprecedented levels during the period.

The progression of the current military conflict in the Middle East will be the primary determinant of tanker rates and given the heightened uncertainty, the risk of a significant and rapid correction in spot tanker rates remains extremely high.

Looking at market fundamentals, China remains the principal source of demand growth for crude oil, and consequently for crude tanker demand. Nonetheless, slower oil import growth and weaker domestic demand in China pose material downside risks to tanker rates. Furthermore, structural demand destruction due to the recent increase in oil prices also poses a major risk to future tanker demand. The Chinese economy has slowed, and although import activity has shown relative stability, crude oil imports declined in 2024 and showed only a small increase in 2025. SO far in 2026, oil imports have declined considerably due to the ongoing supply disruptions, and it is still unclear how much of the lost demand will return when the situation in the Middle East normalizes.

Looking ahead, the resolution of the current conflict in the Middle East will be the primary determinant of spot tanker rates near term. Given the extremely fluid situation, it is difficult to predict any outcome with any degree of confidence. The risk of a sharp correction in spot rates is extremely high, which will have a negative impact on freight futures, and as a result, on BWET price performance.

The crude tanker orderbook for the next few years is now well above historical averages, standing at about 28% of the current fleet, with few new vessel deliveries for the remainder of the year, increasing to significantly higher deliveries in the subsequent years, leading to sizable increases in fleet supply.

COMPARISON OF PER SHARE BWET NAV TO MARKET VALUE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$-
7/1/2026
7/8/2026
7/15/2026
7/22/2026
7/29/2026
8/5/2026
8/12/2026
8/19/2026
8/26/2026
9/2/2026
9/9/2026
9/16/2026
9/23/2026
9/30/2026
NAV
Market Value

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the three months ended September 30, 2026.

COMPARISON OF PER SHARE BWET NAV TO MARKET VALUE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
$20
$15
$10
$5
$-
7/1/2025
7/8/2025
7/15/2025
7/22/2025
7/29/2025
8/5/2025
8/12/2025
8/19/2025
8/26/2025
9/2/2025
9/9/2025
9/16/2025
9/23/2025
9/30/2025
NAV
Market Value

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of BWET and its NAV tracked closely for the three months ended September 30, 2025.

COMPARISON OF PER SHARE BWET NAV TO BENCHMARK PORTFOLIO
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 (BASE=100)
700
600
500
400
300
200
100
-
7/1/2026
7/8/2026
7/15/2026
7/22/2026
7/29/2026
8/5/2026
8/12/2026
8/19/2026
8/26/2026
9/2/2026
9/9/2026
9/16/2026
9/23/2026
9/30/2026
NAV
Benchmark Portfolio

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

COMPARISON OF PER SHARE BWET NAV TO BENCHMARK PORTFOLIO FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 (BASE=100)
160
140
120
100
80
60
40
20
-
7/1/2025
7/8/2025
7/15/2025
7/22/2025
7/29/2025
8/5/2025
8/12/2025
8/19/2025
8/26/2025
9/2/2025
9/9/2025
9/16/2025
9/23/2025
9/30/2025
NAV
Benchmark Portfolio

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK PORTFOLIO LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compare the return of BWET with the benchmark portfolio returns for the three months ended September 30, 2026 and 2025.

Differences in the benchmark return and BWET net asset value per share are due primarily to the following factors:

●	Benchmark portfolio uses settlement prices for freight futures vs. BWET closing share price for BWET.

●	Benchmark portfolio roll methodology assumes rolls that happen evenly at fractions of lots vs. BWET that transacts at real minimum lot size available pursuant to market practice (5 lots minimum).

●	Benchmark portfolio assumes rolls that are happening at daily settlement prices vs. BWET that transacts at prevailing prices during the day that might or might not be equal to settlement prices.

●	Benchmark portfolio assumes no trading commissions vs. BWET that pays $0.04 per ton in commissions per transaction.

●	Benchmark portfolio assumes no clearing fees vs. BWET that pays approximately $8 per lot in clearing fees per transaction.

●	Benchmark portfolio assumes no management fees vs. BWET fee structure.

●	Creations and redemptions that lead to transactions in the freight futures market might occur at prices that might be different versus the settlement prices.

There are no competitors. BWET is the only tanker freight futures ETF globally.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

Fund Share Price Performance

During the three months ended September 30, 2026, the NYSE Arca market value of each Share increased (+441.22%) from $148.38 per Share, representing the closing price on June 30, 2026, to $803.00 per Share, representing the closing price on September 30, 2026. The Share price high and low for the three months ended September 30, 2026 and related change from the closing Share price on June 30, 2026 were as follows: Shares traded from a high of $872.14 per Share (+487.77%) on September 18, 2026 to a low of $148.98 per Share (0.48%) on July 1, 2026.

Fund Share Net Asset Performance

For the three months ended September 30, 2026 the net asset value of each Share increased (+422.85%) from $151.05 per Share to $792.20 per Share. Gains in the futures contracts in addition to an overall net investment loss resulted in the overall increase in the NAV per Share during the three months ended September 30, 2026.

Net income for the three months ended September 30, 2026, was $146,946,291, resulting from net realized gains on futures contracts of $107,357,456, unrealized gains on futures contracts of $40,120,382, and the net investment loss of ($531,547).

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

During the three months ended September 30, 2025, the NYSE Arca market value of each Share increased (+38.52%) from $10.64 per Share, representing the closing price on June 30, 2025, to $14.75 per Share, representing the closing price on September 30, 2025. The Share price high and low for the three months ended September 30, 2025 and related change from the closing Share price on June 30, 2025 were as follows: Shares traded from a high of $15.26 per Share (+43.33%) on September 25, 2025 to a low of $10.26 per Share (-3.65%) on July 2, 2025.

Fund Share Net Asset Performance

For the three months ended September 30, 2025 the net asset value of each Share increased (+37.74%) from $10.63 per Share to $14.64 per Share. Gains in the futures contracts in addition to an overall net investment loss resulted in the overall increase in the NAV per Share during the three months ended September 30, 2025.

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

Critical Accounting Estimates

Preparation of the combined financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates. Each Fund’s application of these policies involves judgment and the use of estimates. Actual results may differ from the estimates used and such differences could be material. The Funds hold a significant portion of their assets in futures contracts and money market funds, which are held at fair value.

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and its investments in collateralizing Treasury Securities, if any. Generally, all of the net assets of the Funds are allocated to trading in Benchmark Component Instruments. Most of the assets of the Funds are held in cash and/or cash equivalents that could or are used as margin or collateral for trading in Benchmark Component Instruments. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Benchmark Component Instruments change. Interest earned on interest-bearing assets of the Funds are paid to the Funds. BDRY earned $195,956 and $417,675 in interest income during the three months ended September 30, 2026 and 2025, respectively. BWET earned $650,558 and $12,905 in interest income during the three months ended September 30, 2026 and 2025, respectively.

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

Off Balance Sheet Financing

As of September 30, 2026, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

The assumption of expenses by the Sponsor for BDRY, pursuant to the BDRY Expense Cap, amounted to expenses recouped of $17,150 and $- for the three months ended September 30, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $- and $- for the three months ended September 30, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. BDRY currently accrues its daily expenses based upon established individual expense amounts or the BDRY Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BDRY’s total expenses, prior to the assumption and waiver of expenses, amounted to $337,245 and $504,521 for the three months ended September 30, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations.

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

The assumption of expenses by the Sponsor for BWET, pursuant to the BWET Expense Cap, amounted to expenses recouped of $343,905 and absorbed of $88,678 for the three months ended September 30, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. The waiver of Breakwave’s CTA fees, pursuant to the undertaking, amounted to $- and $6,137 for the three months ended September 30, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations. BWET currently accrues its daily expenses based upon established individual expense category amounts or the BWET Expense Cap, whichever aggregate amount is less. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor is responsible for the payment of the routine operational, administrative and other ordinary expenses of the Fund. BWET’s total expenses, prior to the assumption and waiver of expenses, amounted to $838,200 and $115,272 for the three months ended September 30, 2026 and 2025, respectively, as disclosed in the Combined Statements of Operations.

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

The duly appointed officers of the Sponsor, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Trust’s , BDRY’s and BWET’s controls and procedures and have concluded that the disclosure controls and procedures of the Trust and each of BDRY and BWET have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s, BDRY’s or BWET’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s, BDRY’s or BWET’s internal control over financial reporting.

The Trust confirms that the certifications of the principal executive officer and principal financial officer filed with this quarterly report on Form 10-Q are applicable to the Trust and each of BDRY and BWET.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although the Funds may, from time to time, be involved in litigation arising out of their operations in the normal course of business or otherwise, the Funds are currently not a party to any pending legal proceedings.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of the Breakwave Dry Bulk Shipping ETF (File No. 333-218453) was declared effective on March 9, 2018. On September 30, 2026, 2,475,040 shares of the Fund were outstanding for a market capitalization of $36,011,832. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering an indeterminate amount of common units of beneficial interest, or “Shares,” of the Breakwave Tanker Shipping ETF (File No. 333-266945) was declared effective on April 28, 2023. On September 30, 2026, 240,100 Shares of the Fund were outstanding for a market capitalization of $192,800,300. The offering proceeds were invested in futures contracts, or cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

BDRY does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BDRY redeemed 22 baskets (each comprising 25,000 shares) during the three months ended September 30, 2026 at an average price per share of $13.52. The following table provides information about BDRY’s redemptions by Authorized Participants during the three months ended September 30, 2026:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2026	275,000	$12.59
August 2026	-	-
September 2026	275,000	14.91
Total	550,000	$13.52

BWET does not purchase shares directly from its shareholders. In connection with redemptions of baskets held by an Authorized Participant, BWET redeemed 117 baskets (each comprising 5,000 shares) during the three months ended September 30, 2026 at an average price per share of $523.99. The following table provides information about BWET’s redemptions by Authorized Participants during the three months ended September 30, 2026:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2026	55,000	$220.17
August 2026	215,000	378.13
September 2026	315,000	683.73
Total	585,000	$523.99

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	Not Applicable.

(c)	None of the Sponsor’s officers have adopted, modified or terminated plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Funds for the three months ended September 30, 2026.

(d)	In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment’s profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Management has evaluated the impact of adopting this guidance with respect to the financial statements and disclosures and determined there is no impact for the Funds.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed Herewith.

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

Date: November 13, 2026